Form 10-Q
period 1993-11-27
TEKTRONIX INC
filed 1994-01-10
CIK 96879

================================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-Q

[ X ] Quarterly Report Pursuant to Section 12 or 15(d) of the Securities Exchange Act of 1934 for the 13 weeks ended November 27, 1993, or


[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ________________ to _____________________ .



Commission File Number 1-4837

                               TEKTRONIX, INC.

(Exact name of registrant as specified in its charter)

          OREGON                                        93-0343990

(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


       26600 S.W. PARKWAY
       WILSONVILLE, OREGON                              97070-1000

(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (503) 627-7111

                               NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes ___X___  No______

AT JANUARY 03, 1994 THERE WERE 30,302,695 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
- --------------------------------

INDEX                                                     PAGE NO.
- -----                                                     --------

Financial Statements:


  Condensed Consolidated Balance Sheets -                        2
    May 29, 1993 and November 27, 1993



  Consolidated Statements of Operations -                        3
    for the Thirteen Weeks Ended November 27, 1993
    and the Thirteen Weeks Ended November 28, 1992

    for the Twenty-Six weeks Ended November 27, 1993
    and the Twenty-Six Weeks Ended November 28, 1992

  Condensed Consolidated Statements of Cash Flows -              4
    for the Twenty-Six Weeks Ended November 27, 1993
    and the Twenty-Six Weeks Ended November 28, 1992



  Notes to Condensed Consolidated Financial Statements           5



Management's Discussion and Analysis of Financial                7
Condition and Results of Operations



Part II.   Other Information                                    11



Signatures                                                      11

                              TEKTRONIX, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (unaudited)

                                                                      Nov. 27,       May 29,
(In thousands)                                                            1993          1993
- --------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                          $  27,528     $  30,004
  Accounts receivable - net                                            223,627       248,514
  Inventories                                                          182,077       171,416
  Other current assets                                                  55,967        65,778
                                                                     ---------     ---------
    Total current assets                                               489,199       515,712

Property, plant, and equipment                                         775,534       793,174
  Accumulated depreciation and amortization                           (550,536)     (557,340)
                                                                     ---------     ---------
    Property, plant, and equipment - net                               224,998       235,834
Property held for sale                                                  39,157        38,489
Long term deferred tax assets                                           90,954        88,629
Other long-term assets                                                  99,164       105,841
                                                                     ---------     ---------
    Total assets                                                     $ 943,472     $ 984,505
                                                                     =========     =========

Liabilities and shareholders' equity

Current liabilities:
  Short-term debt                                                    $  41,552     $  69,481
  Accounts payable                                                     132,056       157,555
  Accrued compensation                                                  78,610       106,464
                                                                     ---------     ---------
    Total current liabilities                                          252,218       333,500

Long-term debt                                                         100,034        70,073

Other long-term liabilities                                            147,137       145,988

Shareholders' equity:
Common stock                                                           193,041       190,984
Retained earnings                                                      205,245       193,221
Currency adjustment                                                     45,797        50,739
                                                                     ---------     ---------
    Total shareholders' equity                                         444,083       434,944
                                                                     ---------     ---------
    Total liabilities and shareholders' equity                       $ 943,472     $ 984,505
                                                                     =========     =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                              TEKTRONIX, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                         (unaudited)

                                       13 weeks to   13 weeks to   26 weeks to   26 weeks to
(In thousands                             Nov. 27,      Nov. 28,      Nov. 27,      Nov. 28,
(except for per share amounts)                1993          1992          1993          1992
- -------------------------------------------------------------------------------------------
Net sales                                $ 317,165     $ 333,485     $ 607,235     $ 638,109

Operating costs and expenses:

  Cost of sales                            171,951       169,645       326,152       329,763

  Research and development                  37,105        39,998        73,237        78,043

  Selling, general, and administrative      88,703       104,616       172,635       196,309
                                         ---------     ---------     ---------     ---------
    Total operating costs and expenses     297,759       314,259       572,024       604,115

Equity in joint venture (losses)              (299)          (98)       (1,416)       (1,551)
                                         ---------     ---------     ---------     ---------
  Operating income                          19,107        19,128        33,795        32,443

Other expense - net                          1,750         6,351         5,143        10,337
                                         ---------     ---------     ---------     ---------
  Earnings before taxes                     17,357        12,777        28,652        22,106

Income taxes                                 5,902         4,344         7,466         7,516
                                         ---------     ---------     ---------     ---------
  Earnings before cumulative effects
  of accounting changes                     11,455         8,433        21,186        14,590

Cumulative effects of accounting changes:
  Income taxes                                  --            --            --        38,100
  Postretirement benefits (net of tax)          --            --            --       (34,775)
                                         ---------     ---------     ---------     ---------
  Net earnings                           $  11,455     $   8,433     $  21,186     $  17,915

Earnings per share before cumulative
  effects of accounting changes          $    0.37     $    0.28     $    0.69     $    0.49

Earnings per share                            0.37          0.28          0.69          0.60

Dividends per share                           0.15          0.15          0.30          0.30

Average shares outstanding                  30,608        29,915        30,558        29,806




The accompanying notes are an integral part of these condensed consolidated financial statements.

                              TEKTRONIX, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)

                                                                   26 weeks to  26 weeks to
                                                                      Nov. 27,     Nov. 28,
(In thousands)                                                            1993         1992
- --------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net Earnings                                                       $  21,186     $  17,915
Adjustments to reconcile net earnings to
cash flows from operating activities:
  Cumulative effect of accounting changes:
    Income taxes                                                            --       (38,100)
    Postretirement benefits                                                 --        34,775
  Depreciation expense                                                  27,623        30,772
  Accounts receivable                                                   16,988         1,509
  Inventories                                                          (12,774)       23,451
  Other Current Assets                                                   9,087         2,864
  Accounts Payable                                                     (21,573)      (30,050)
  Income taxes payable                                                     148       (26,491)
  Accrued compensation                                                 (26,636)       (5,852)
  Other - net                                                              866          (314)
                                                                     ---------     ---------
Net cash provided by operating activities                               14,915        10,479

Cash flows from investing activities:
  Acquisition of property, plant, and equipment                        (27,072)      (25,672)
  Proceeds from sale of assets                                           6,505         7,065
  Proceeds from sale of investments                                      9,378            --
                                                                    ----------     ---------
  Net cash used in investing activities                                (11,189)      (18,607)

Cash flows from financing activities:
  Net (decrease) increase in short-term debt                           (26,917)       25,123
  Issuance of long-term debt                                           100,000            --
  Repayment of long-term debt                                          (70,039)       (3,042)
  Issuance of common stock                                                 675         4,856
  Dividends                                                             (9,162)       (8,926)
                                                                     ----------    ---------
    Net cash provided (used) by financing activities                    (5,443)       18,011

Effect of exchange rate changes on cash                                   (759)       (1,513)
                                                                    ---------      ---------
(Decrease) increase in cash and cash equivalents                        (2,476)        8,370

Cash and cash equivalents at beginning of year                          30,004        18,402
                                                                     ---------     ---------
Cash and cash equivalents at end of quarter                          $  27,528     $  26,772
                                                                     =========     =========
Supplemental disclosures of cash flows:
  Income taxes paid                                                  $   2,632     $  30,950
  Interest paid                                                          2,339         5,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TEKTRONIX, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION

     The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments (which are of a normal and recurring nature, except for the adjustment to deferred tax assets described below under 'Income Taxes' and the prior year's changes in accounting methods) and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K.

INVENTORIES

Inventories consisted of:

                                                                  November 27,       May 29,
(In thousands)                                                            1993          1993
- --------------------------------------------------------------------------------------------
Materials and work in process                                        $ 100,059     $  87,867
Finished goods                                                          82,018        83,549
                                                                     ---------     ---------

  Inventories                                                        $ 182,077     $ 171,416
                                                                     =========     =========

SHORT-TERM AND LONG-TERM DEBT

     In the first quarter of 1994, the Company issued $100.0 million of 7.5% Notes due August 1, 2003. Proceeds were used to repay bridge financing of $70.0 million and to reduce short term revolving credit debt.

INCOME TAXES

The provision for income taxes consisted of:

                                       13 weeks to   13 weeks to   26 weeks to   26 weeks to
                                          Nov. 27,      Nov. 28,      Nov. 27,      Nov. 28,
(In thousands)                                1993          1992          1993          1992
- --------------------------------------------------------------------------------------------
United States                            $   4,957     $     554     $   5,402     $   1,944
State                                          735           138         1,350           486
Foreign                                        210         3,652           714         5,086
                                         ---------     ---------     ---------     ---------
  Income taxes                           $   5,902     $   4,344     $   7,466     $   7,516
                                         =========     =========     =========     =========

     The provision for income taxes was calculated at an estimated annual effective rate of 34%. The provision for the quarter ended August 28, 1993 was reduced by a gain of $2.2 million on recalculation of deferred income tax benefits, primarily as a result of the enactment of federal tax legislation increasing the corporate income tax rate from 34% to 35%. The current year provisions were primarily for United States taxes, while the prior year provisions were primarily for foreign taxes, reflecting the shift in net earnings from foreign to United States sources.

CONTINGENCIES

   The lawsuit described in Item 3., Legal Proceedings, of the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 1993 has been settled. The settlement does not have a material adverse effect on the Company's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




                              Financial Condition


     The Company believes that its financial condition is strong. Cash flow from operating activities and borrowing capacity from existing lines of credit are sufficient to meet current and anticipated future needs. At the end of the second quarter (November 27, 1993), the Company maintained bank credit facilities totalling $280.9 million, of which $239.3 million was unused. The unused facilities include $89.3 million in lines of credit and $150.0 million under a revolving credit agreement from United States and foreign banks. On August 10, 1993 the Company issued $100.0 million of 7.5% notes due August 1, 2003. Proceeds were used to repay bridge financing of $70.0 million and to pay down short term revolving credit debt.

      Current assets decreased by $26.5 million, or 5%, from the prior year end, primarily due to reductions in accounts receivable and other current assets, partly offset by an increase in inventories. The reduction in accounts receivable resulted from a lower weekly average sales rate compared to the prior year's fourth quarter rate. Inventories increased by $10.7 million primarily in anticipation of higher levels of sales. Other current assets declined due to amortization of prepaid taxes and other expenses.

      Net  property,  plant  and  equipment declined  by  $10.8  million  as
depreciation,  dispositions  and  currency  effects  exceeded  new   capital
additions. Long-term deferred tax assets increased by $2.3 million primarily due to the recently enacted federal tax legislation which raised the corporate tax rate from 34% to 35% and thus enhanced the value of the Company's deferred tax assets. In order for the Company to realize all deferred tax assets currently recognized, future taxable income must be at least comparable to recent amounts. Although the Company believes such taxable income levels will be achieved, lower amounts could negatively affect the provision for income taxes in future years. Other long-term assets decreased by $6.7 million due primarily to the sale of a portion of the Company's minority investments in Credence Systems Corporation and TriQuint Semiconductor, Inc.

      Current liabilities declined by $81.3 million or 24%. Short-term debt decreased $27.9 million as part of the proceeds from issuance of the 7.5% notes due August 1, 2003 was applied to repayment of revolving credit debt. Accounts payable decreased $25.5 million primarily because of the timing of trade payables, the payment of some restructuring liabilities and the seasonal payment of accrued property taxes. Accrued compensation decreased $27.9 million due to the payment of year-end accruals for incentives and commissions, reductions in vacation accruals by summer time off and the payment of employee severance charged against restructuring reserves.

      Shareholders' equity increased by $9.1 million, or 2%. Common stock rose $2.1 million due to activity under the Company's stock incentive plans, offset in part by the repurchase of shares. Retained earnings increased by $12.0 million as net earnings exceeded dividends paid. The reduction in currency adjustment of $4.9 million resulted from the effect on the Company's investments in subsidiaries and affiliates of decreases in the value of European currencies versus the U.S. dollar, partly offset by the strength in the Japanese Yen.



                            Results of Operations


                      26 Weeks Ended November 27, 1993
                                     vs.
                      26 Weeks Ended November 28, 1992


      In the first half of fiscal 1994, net earnings were $21.2 million, or $0.69 per share compared with $17.9 million, or $0.60 per share in the first half of fiscal 1993. The current year includes a gain of $2.2 million or $0.07 per share from recalculation of deferred tax benefits because of the enactment of tax legislation increasing the corporate income tax rate, and a gain of $2.2 million, or $0.05 per share after taxes, from the sale of a portion of the Company's interest in TriQuint Semiconductor, Inc. The prior year includes the net effect of two accounting changes which increased earnings by $3.3 million, or $0.11 per share.

      Net Sales were $607.2 million, or 5% below the prior year's total of $638.1 million. Test and Measurement sales and Television Systems sales declined, while Computer Graphics sales continued to show good growth compared to the same period of the prior year.

      Test and Measurement sales of $300.3 million were down 10% from the prior year reflecting the continuation of recessionary economies in Europe and Japan and weakness in some major industrial markets.

      Computer Graphics sales increased 11% to $184.3 million, with strong growth in both color printers and X terminals, partly offset by the continuing decline in revenue from older graphics terminals and related service.

      Television Systems sales declined 11% to $122.7 million, with most of the decline coming in television production equipment. Both television production equipment and television test equipment sales were impacted by the continued weak economies in Europe and Japan. Television production equipment sales were particularly strong in the prior year's first quarter, reflecting high initial shipments of the Model 3000 digital switcher which was introduced in the spring of 1992.

      Sales to customers in the United States declined slightly from $349.6 million to $348.5 million, representing 57% of total sales. International sales of $258.7 million were down 10%, due to the weak economies mentioned above.

      Cost of sales increased as a percentage of net sales from 51.7% to 53.7%. The increase was caused by the geographic mix of sales, a continuing shift in the mix of sales toward products with lower margins due to the use of alternative distribution channels, and by impacts of a stronger Yen.

      Research and development expenses declined by 6% to $73.2 million as the Company continues to focus its resources on its three core businesses.
R&D expense represented 12.1% of sales, down slightly from 12.2% in the prior year.

      Selling, general, and administrative expenses declined by 12% to $172.6 million resulting from infrastructure reductions, process improve-ments, the increasing use of alternative distribution channels and the accrual of severance payments in the prior year. S,G,&A expenses represented 28.4% of sales, down from 30.8% in the prior year.

      Other expenses declined due primarily to the gain on sale of TriQuint Semiconductor, Inc. discussed above and the impact of improved currency exchange rate changes during the period.

      The income tax provision was approximately comparable to last year notwithstanding higher earnings before taxes. The Company recorded taxes on current results at the estimated annual effective rate of 34%, but showed a gain of $2.2 million on recalculation of deferred tax benefits in the first quarter of this year because of the enactment of tax legislation increasing the corporate income tax rate. The current year provision was primarily for United States taxes, while the prior year provision was primarily for foreign taxes, reflecting the shift in net earnings from foreign to United States sources.

      Net earnings were 18% higher than the prior year, as lower sales and gross margins were more than offset by lower R&D and S,G,&A expenses.



                      13 Weeks Ended November 27, 1993
                                     vs.
                      13 Weeks Ended November 28, 1992


      In the second quarter, net earnings were $11.5 million, or $0.37 per share compared with $8.4 million, or $0.28 per share in the prior year. The current quarter included a gain of $2.2 million, or $0.05 per share after taxes, from the sale of a portion of the Company's interest in TriQuint Semiconductor, Inc.

      Net Sales were $317.1 million, or 5% below the prior year's total of $333.5 million. Test and Measurement sales and Television Systems sales declined, while Computer Graphics sales grew compared to the first quarter of the prior year.

      Test and Measurement sales of $159.5 million were down 10% from the prior year reflecting the continuation of recessionary economies in Europe and Japan and weakness in some major industrial markets.

      Computer Graphics sales increased 7% to $97.3 million, with strong growth in both color printers and X terminals, partly offset by the continuing decline in revenue from older graphics terminals and related service.

      Television Systems sales declined 8% to $60.4 million, with most of the
decline   coming  in  television  production  equipment.   Both   television
production equipment and television test equipment sales were impacted by the continued weak economies in Europe and Japan.

     Sales to customers in the United States were essentially flat at $180.1 million, and represented 57% of total sales. International sales of $137.1 million were down 10%, due to the weak economies mentioned above.

      Product orders were up 3% from the prior year's quarter. While the Company's product backlog improved in the current quarter, it remains relatively low. Consequently, the Company's future quarterly results are dependent on new orders that can be shipped in the same quarter.

      Cost of sales increased as a percentage of net sales from 50.9% to 54.2%. The increase was caused by the geographic mix of sales, by a continuing shift in the mix of sales toward products with lower margins due to the use of alternative distribution channels, and by impacts of a stronger Yen.

      Research and development expenses declined by 7% to $37.1 million as the Company continues to focus its resources on its three core businesses. R&D expense represented 11.7% of sales compared to 12.0% in the prior year.

      Selling, general, and administrative expenses declined by 15% to $88.7 million resulting from infrastructure reductions, process improvements, the increasing use of alternative distribution channels and the accrual of severance payments in the prior year. S,G,&A expenses represented 28.0% of sales, down from 31.4% in the prior year.

      Other expenses declined due primarily to the gain on sale of TriQuint Semiconductor, Inc. discussed above and the impact of improved currency exchange rate change during the quarter.

      Income taxes increased from $4.3 million to $5.9 million, reflecting the higher earnings before taxes.

      Net earnings were $3.0 million higher than the prior year, as lower sales and gross margins were more than offset by lower R&D and S,G,&A expenses and the improvements in other expenses.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         The Howtek patent infringement litigation described in the Company's 1993 10-K Report has been settled. The settlement will not have a material adverse effect on the Company's financial position or results of operations.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

             (10)  (i )   Executive Severance Agreement.
                   (ii)   Severance Agreement.
             (21)         Subsidiaries of the Registrant.

    (b)  No  reports  on  Form 8-K  have  been  filed  during  the  quarter which this report is filed.



SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(REGISTRANT)                         TEKTRONIX, INC.


BY (SIGNATURE)                       /s/Carl W. Neun
(NAME AND TITLE)                     Vice President and
                                     Chief Financial Officer
(DATE)                               January 7, 1994