Form 10-Q
period 1994-02-26
TEKTRONIX INC
filed 1994-04-11
CIK 96879

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549

                                  Form 10-Q

[  X  ]    Quarterly   Report  Pursuant  to  Section   12  or  15(d)   of  the
Securities Exchange Act of 1934 for the 13 weeks ended February 26, 1994, or,



[     ]    Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange  Act  of  1934  for the  transition period from  ________________  to
_____________________ .



Commission File Number 1-4837

                               TEKTRONIX, INC.

(Exact name of registrant as specified in its charter)

          OREGON                                        93-0343990
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)



26600 S.W. PARKWAY
WILSONVILLE, OREGON                                     97070-1000
(Address of principal executive offices                 (Zip Code)

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

                                 Yes ___X___  No______

AT MARCH, 31, 1994 THERE WERE 30,204,919 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
- --------------------------------

INDEX
- -----

                                                          PAGE NO.
                                                          --------

Financial Statements:

  Condensed Consolidated Balance Sheets -                        2
    May 29, 1993 and February 26, 1994



  Consolidated Statements of Operations -                        3
    for the Thirteen Weeks Ended February 26, 1994
    and the Thirteen Weeks Ended February 27, 1993

    for the Thirty-Nine Weeks Ended February 26, 1994
    and the Thirty-Nine Weeks Ended February 27, 1993

  Condensed Consolidated Statements of Cash Flows -              4
    for the Thirty-Nine Weeks Ended February 26, 1994
    and the Thirty-Nine Weeks Ended February 27, 1993



Notes to Condensed Consolidated Financial Statements             5



Management's Discussion and Analysis of Financial                6
Condition and Results of Operations



Part II.   Other Information                                    10



Signatures                                                      10

                      TEKTRONIX, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

                                                                      Feb. 26,       May 29,
(In thousands)                                                            1994          1993
- --------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                         $   32,471    $   30,004
  Accounts receivable - net                                            239,715       248,514
  Inventories                                                          177,351       171,416
  Other current assets                                                  58,402        65,778
                                                                    ----------    ----------
    Total current assets                                               507,939       515,712

Property, plant, and equipment                                         749,892       793,174
  Accumulated depreciation and amortization                           (531,499)     (557,340)
                                                                     ---------     ---------
    Property, plant, and equipment - net                               218,393       235,834
Property held for sale                                                  41,221        38,489
Long term deferred tax assets                                           84,938        88,629
Other long-term assets                                                 100,247       105,841
                                                                    ----------    ----------
    Total assets                                                    $  952,738    $  984,505
                                                                    ==========    ==========

Liabilities and shareholders' equity

Current liabilities:
  Short-term debt                                                   $   61,756    $   69,481
  Accounts payable                                                     145,236       157,555
  Accrued compensation                                                  80,828       106,464
                                                                    ----------    ----------
    Total current liabilities                                          287,820       333,500

Long-term debt                                                         100,034        70,073

Other long-term liabilities                                            128,353       145,988

Shareholders' equity:
Common stock                                                           173,912       190,984
Retained earnings                                                      216,299       193,221
Currency adjustment                                                     46,320        50,739
                                                                    ----------    ----------
    Total shareholders' equity                                         436,531       434,944
                                                                    ----------    ----------
    Total liabilities and shareholders' equity                      $  952,738    $  984,505
                                                                    ==========    ==========



     The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TEKTRONIX, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)

                                       13 weeks to   13 weeks to   39 weeks to   39 weeks to
(In thousands                             Feb. 26,      Feb. 27,      Feb. 26,      Feb. 27,
(except for per share amounts)                1994          1993          1994          1993
- --------------------------------------------------------------------------------------------
Net sales                               $  332,825    $  311,233    $  940,060    $  949,342

Operating costs and expenses:

  Cost of sales                            180,922       160,071       507,074       489,834

  Research and development                  38,402        38,269       111,639       116,312

  Selling, general, and administrative      89,657        94,460       262,292       290,769
                                        ----------    ----------    ----------    ----------
    Total operating costs and expenses     308,981       292,800       881,005       896,915

Equity in joint venture (losses)            (1,049)         (825)       (2,465)       (2,376)
                                        ----------    ----------    ----------    ----------
  Operating income                          22,795        17,608        56,590        50,051

Other (income) expense - net                  (657)        3,768         4,486        14,105
                                        ----------    ----------    ----------    ----------
  Earnings before taxes                     23,452        13,840        52,104        35,946

Income taxes                                 7,973         4,706        15,439        12,222
                                        ----------    ----------    ----------    ----------
  Earnings before cumulative effects
  of accounting changes                     15,479         9,134        36,665        23,724

Cumulative effects of accounting changes:
  Income taxes                                  --            --            --        38,100
  Postretirement benefits (net of tax)          --            --            --       (34,775)
                                        ----------    ----------    ----------    ----------
  Net earnings                          $   15,479    $    9,134    $   36,665    $   27,049

Earnings per share before cumulative
  effects of accounting changes         $     0.51    $     0.30    $     1.20    $     0.79

Earnings per share                            0.51          0.30          1.20          0.90

Dividends per share                           0.15          0.15          0.45          0.45

Average shares outstanding                  30,269        30,084        30,441        29,902



The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TEKTRONIX, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                  39 weeks to   39 weeks to
                                                                      Feb. 26,      Feb. 27,
(In thousands)                                                            1994          1993
- --------------------------------------------------------------------------------------------
Cash flows from operating activities:

  Net Earnings                                                      $   36,665    $   27,049
Adjustments to reconcile net earnings to
cash flows from operating activities:
  Cumulative effect of accounting changes:
    Income taxes                                                            --       (38,100)
    Postretirement benefits                                                 --        34,775
  Depreciation expense                                                  40,871        46,498
  Accounts receivable                                                    1,530         3,190
  Inventories                                                           (7,900)        7,625
  Other Current Assets                                                   6,006        (9,469)
  Accounts Payable                                                      (9,205)      (21,083)
  Income taxes payable                                                     121       (22,343)
  Accrued compensation                                                 (24,504)      (11,129)
  Other long-term liabilities                                          (16,318)           40
  Other - net                                                              (63)       (1,099)
                                                                    ----------    ----------
    Net cash provided by operating activities                           27,203        15,954
Cash flows from investing activities:
  Acquisition of property, plant, and equipment                        (39,118)      (38,226)
  Proceeds from sale of assets                                           9,711         7,907
  Proceeds from sale of investments                                     13,442            --
                                                                    ----------    ----------
  Net cash used in investing activities                                (15,965)      (30,319)
Cash flows from financing activities:
  Net (decrease) increase in short-term debt                            (6,692)       24,265
  Issuance of long-term debt                                           100,000        70,000
  Repayment of long-term debt                                          (70,039)      (75,052)
  Issuance of common stock                                               7,067         7,112
  Repurchase of common stock                                           (25,964)           --
  Dividends                                                            (13,587)      (13,440)
                                                                    ----------    ----------
    Net cash provided (used) by financing activities                    (9,215)       12,885

Effect of exchange rate changes on cash                                    444        (2,350)
                                                                    ----------    ----------
(Decrease) increase in cash and cash equivalents                        (2,467)       (3,830)

Cash and cash equivalents at beginning of year                          30,004        18,402
                                                                    ----------    ----------
Cash and cash equivalents at end of quarter                         $   32,471    $   14,572
                                                                    ==========    ==========
Supplemental disclosures of cash flows:
  Income taxes paid                                                 $    4,504    $   33,042
  Interest paid                                                          8,721         9,862

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

INVENTORIES

Inventories consisted of:

                                                                 February 26,        May 29,
(In thousands)                                                           1994           1993
- --------------------------------------------------------------------------------------------
Materials and work in process                                       $  96,501     $   87,867
Finished goods                                                         80,850         83,549
                                                                   ----------     ----------
  Inventories                                                      $  177,351     $  171,416
                                                                   ==========     ==========

SHORT-TERM AND LONG-TERM DEBT

     In the first quarter of 1994, the Company issued $100.0 million of 7.5% Notes due August 1, 2003. Proceeds were used to repay bridge financing of $70.0 million and to reduce short term revolving credit debt.

INCOME TAXES

The provision for income taxes consisted of:

                                       13 weeks to   13 weeks to   39 weeks to   39 weeks to
                                          Feb. 26,      Feb. 27,      Feb. 26,      Feb. 27,
(In thousands)                                1994          1993          1994          1993
- --------------------------------------------------------------------------------------------
United States                           $    5,110    $    3,087    $   10,512    $    5,031
State                                        1,278           772         2,628         1,258
Foreign                                      1,585           847         2,299         5,933
                                        ----------    ----------    ----------    ----------
  Income taxes                          $    7,973    $    4,706    $   15,439    $   12,222
                                        ==========    ==========    ==========    ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                FINANCIAL CONDITION



     The Company believes that its financial condition is strong. Cash flow from operating activities and borrowing capacity from existing lines of credit are sufficient to meet current and anticipated future needs. At the end of the third quarter (February 26, 1994), the Company maintained bank credit facilities totalling $283.4 million, of which $221.8 million was unused. The unused facilities include $71.8 million in lines of credit and $150.0 million under a revolving credit agreement from United States and foreign banks. On August 10, 1993 the Company issued $100.0 million of 7.5% notes due August 1, 2003. Proceeds were used to repay bridge financing of $70.0 million and to pay down short term revolving credit debt.

     Current assets decreased by $7.8 million, or 2%, from the prior year end, primarily due to reductions in accounts receivable and other current assets, partly offset by an increase in inventories. The reduction in accounts receivable resulted from a lower weekly average sales rate compared to the prior year's fourth quarter rate. Inventories increased by $5.9 million primarily in anticipation of higher levels of sales. Other current assets declined due to amortization of prepaid taxes and other expenses.

     Net property, plant and equipment declined by $17.4 million as depreciation, dispositions and currency effects exceeded new capital additions. Long-term deferred tax assets decreased by $3.7 million because of the reclassification of $6 million to current assets, partially offset by a $2.2 million addition in the first quarter due to the recently enacted federal tax legislation which raised the corporate tax rate from 34% to 35% and thus enhanced the value of the Company's deferred tax assets. In order for the Company to realize all deferred tax assets currently recognized, future taxable income must be at least comparable to recent amounts. Although the Company believes such taxable income levels will be achieved, lower amounts could negatively affect the provision for income taxes in future years. Other long-term assets decreased by $5.6 million due primarily to the sale of a portion of the Company's investments in Credence Systems Corporation, TriQuint Semiconductor, Inc and Planar Systems, Inc.

     Current liabilities declined by $45.7 million or 14%. Short-term debt decreased $7.7 million as part of the proceeds from issuance of the 7.5% notes due August 1, 2003 was applied to repayment of revolving credit debt. Accounts payable decreased $12.3 million primarily because of the timing of trade payables. Accrued compensation decreased $25.6 million due to the payment of employee severance charged against restructuring reserves, the payment of year-end accruals for incentives and commissions, and seasonal reductions in vacation accruals.

     Other long-term liabilities were reduced by the reclassification of $18 million of restructuring reserves from long-term to current.

     Shareholders' equity increased by $1.6 million as the increase in retained earnings was partially offset by declines in common stock and currency adjustment. Retained earnings increased by $23.1 million as net earnings exceeded dividends paid. Common stock decreased $17.1 million due to the repurchase of approximately one million shares, partly offset by issuances of shares under the Company's stock incentive plans. The reduction in currency adjustment of $4.4 million resulted from the effect on the Company's investments in subsidiaries and affiliates of decreases in the value of European currencies versus the U.S. dollar, partly offset by the strength in the Japanese Yen.



                          RESULTS OF OPERATIONS


                      39 WEEKS ENDED FEBRUARY 26, 1994

                                     VS.

                      39 WEEKS ENDED FEBRUARY 27, 1993


     In the first nine months of fiscal 1994, net earnings were $36.7 million, or $1.20 per share compared with $27.0 million, or $0.90 per share in the first half of fiscal 1993. The current year includes a gain of $2.2 million or $0.07 per share from recalculation of deferred tax benefits because of the enactment of tax legislation increasing the corporate income tax rate, and gains of $4.4 million after taxes, or $0.14 per share, from the sale of a portion of the Company's investments in TriQuint Semiconductor, Inc and Planar Systems, Inc. The prior year includes the net effect of two accounting changes which increased earnings by $3.3 million, or $0.11 per share.

     Net Sales were $940.1 million, or 1% below the prior year's total of $949.3 million. Test and Measurement sales and Television Systems sales declined, while Computer Graphics sales continued to show good growth compared to the same period of the prior year.

     Test and Measurement sales of $461.5 million were down 8% from the prior year reflecting the impacts of recessionary economies in Europe and Japan and weakness in some major industrial markets.

     Computer Graphics sales increased 16% to $292.9 million, with strong growth in both color printers and X terminals, partly offset by the continuing decline in revenue from older graphics terminals and related service.

     Television Systems sales declined 6% to $185.6 million, with most of the decline coming in television production equipment. Both television production equipment and television test equipment sales were impacted by the weak economies in Europe and Japan. Television production equipment sales were particularly strong early in the prior year, reflecting high initial shipments of the Model 3000 digital switcher which was introduced in the spring of 1992.

     Sales to customers in the United States increased 2%, from $514.8 million to $526.1 million, representing 56% of total sales. International sales of $413.9 million were down 5%, due to the weak economies mentioned above.

     Cost of sales increased as a percentage of net sales from 51.6% to 53.9%. The increase was caused by the geographic mix of sales, a reduction in the historically higher margin on international sales, a continuing shift in the mix of sales toward products with lower margins due to the use of alternative distribution channels, and by impacts of a stronger Yen on certain component costs.

     Research and development expenses declined by 4% to $111.6 million as the Company continues to focus its resources on its three core businesses.
R&D expense represented 11.9% of sales, down slightly from 12.2% in the prior year.

     Selling, general, and administrative expenses declined by 10% to $262.3 million resulting from infrastructure reductions, process improvements, the increasing use of alternative distribution channels and the accrual of severance payments in the prior year. S,G,&A expenses represented 27.9% of sales, down from 30.6% in the prior year.

     Other expenses declined $9.6 million due primarily to the gains on sales of investments in TriQuint Semiconductor, Inc. and Planar Systems, Inc. discussed above.

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

     Net  earnings were  36% higher than the prior year, as lower sales  and
gross  margins  were  more  than offset by  lower  R&D,   S,G,&A  and  other
expenses.


                      13 WEEKS ENDED FEBRUARY 26, 1994

                                     VS.

                      13 WEEKS ENDED FEBRUARY 27, 1993


     In the third quarter, net earnings were $15.5 million, or $0.51 per share compared with $9.1 million, or $0.30 per share in the prior year. The current quarter included after tax gains of $2.9 million, or $0.10 per share, from the sale of a portion of the Company's investments in TriQuint Semiconductor, Inc. and Planar Systems, Inc.

     Net Sales were $332.8 million, an increase of 7% over the prior year's total of $311.2 million. Computer Graphics sales and Television Systems sales increased, while Test and Measurement sales declined slightly, compared to the third quarter of the prior year.

     Test and Measurement sales of $161.2 million were down 2% from the prior year reflecting the impact of recessionary economies in Europe and Japan and weakness in some major industrial markets. T&M sales include a portion of the revenue from technology royalties discussed below.

     Computer Graphics sales increased 27% to $108.7 million, with strong growth in both color printers and X terminals, partly offset by the continuing decline in revenue from older graphics terminals and related service.

     Television  Systems  sales  increased  3%   to  $62.9  million,  as  an
improvement in television test equipment was partially offset by a decline in television production equipment.

     Sales to customers in the United States increased 7% to $177.6 million, and represented 53% of total sales. International sales increased 6% to $155.2 million with strong growth in Asia partly offset by weakness in Europe.

     Product orders were up 15% from the prior year's quarter. While the Company's product backlog improved in the current quarter, it remains relatively low. Consequently, the Company's future quarterly results are dependent on new orders that can be shipped in the same quarter.

     The Company realized royalty revenue from two technology transactions in the quarter of $10.1 million, which is significantly higher than prior quarters. The Company also experienced higher operating expenses related to the unusually large number of new product introductions in the quarter, plus higher results sharing expense. These factors together resulted in net pre-tax operating income approximately $2 million higher than the prior year's quarter.

     Cost of sales increased as a percentage of net sales from 51.4% to 54.4%. The increase was caused by a continuing shift in the mix of sales toward products with lower margins due to the use of alternative distribution channels, by a reduction in the historically higher margin on international sales, by the higher production costs related to new product introductions discussed above, and by impacts of a stronger Yen on certain component costs, partially offset by the positive margin effect of the revenue from technology royalties.

     Research and development expenses of $38.4 million were flat with the same period of the prior year, but declined as a percentage of sales from 12.3% to 11.5%. R&D expenses were impacted by the high level of new product introductions in the quarter.

     Selling, general, and administrative expenses declined by 5% to $89.7 million resulting from infrastructure reductions, process improvements, the increasing use of alternative distribution channels and the accrual of severance payments in the prior year. S,G,&A expenses represented 27.0% of sales, down from 30.4% in the prior year.

     Other income of $0.7 million compared to other expense of $3.8 million due primarily to the gain on sale of a portion of the Company's investments in TriQuint Semiconductor, Inc. and Planar Systems, Inc. discussed above.

     Income taxes increased from $4.7 million to $8.0 million, reflecting the higher earnings before taxes.

     Net earnings were $6.3 million higher than the prior year due to higher sales (substantially offset by lower margins), lower S,G,&A expenses and the gains in other income.





PART II.  OTHER INFORMATION





ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K






          (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.







SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







(REGISTRANT)                                TEKTRONIX, INC.







BY (SIGNATURE)                              /s/Carl W. Neun
(NAME AND TITLE)                            Vice President and
                                            Chief Financial Officer
(DATE)                                      April 11, 1994