Form 10-K
period 1994-05-28
TEKTRONIX INC
filed 1994-08-15
CIK 96879

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 28, 1994 or
[ ]  Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to
                                                         ______    ______
     Commission file number 1-4837

                                TEKTRONIX, INC.
             (Exact name of Registrant as specified in its charter)

            Oregon                                     93-0343990
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   26600 S.W. Parkway Avenue
      Wilsonville, Oregon                               97070
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (503) 627-7111

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
    Title of each class                                which registered
    ___________________                           ________________________
    Common Shares,                                New York Stock Exchange
    without par value                             Pacific Stock Exchange

    Series A No Par Preferred                     New York Stock Exchange
    Shares Purchase Rights                        Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     .  No           .
   __________     ___________

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-

affiliates of the Registrant was approximately $900,107,115 at August 1, 1994.

         At August 1, 1994 there were 30,103,851 Common Shares of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      ___________________________________

Document                             Part of 10-K into which incorporated
________                             ____________________________________
Registrant's Proxy Statement         Part III
dated August 3, 1994

1994 Annual Report to Shareholders   Parts I, II and IV

                                      PART I


Item 1.  Business.

          Tektronix is an Oregon corporation organized in 1946. Its principal executive offices are located at 26600 S.W. Parkway Avenue, Wilsonville, Oregon 97070, approximately 18 miles south of Portland. Its telephone number is (503) 627-7111. References herein to "Tektronix" or the "Company" are to Tektronix, Inc. and its wholly-owned subsidiaries unless the context indicates otherwise.

          Tektronix' products cover a wide range of electronic equipment. The Company's products may be grouped into four classes of similar products as follows: (i) measurement business products, (ii) color printing and imaging products, (iii) video systems products, and (iv) network displays products. Measurement business products include digital and analog oscilloscopes, general purpose test instruments, television waveform monitors, vectorscopes, signal generators, automated test equipment, logic analyzers, card-modular test instruments, spectrum analyzers, cable testers, optical fiber testers, cameras, probes and related products. Color printing and imaging products include color printers and related products and supplies. Video systems products include studio production equipment, signal processing and distribution equipment, transmission systems and related products. Network displays products include graphics terminals and related products.

                                   Products
                                   ________

          The table below sets forth the contribution to total net sales of the Company's product groupings for the last three fiscal years (in thousands of dollars).


       Measurement         Color Printing
        Business            and Imaging        Video Systems    Network Displays       Other
        Products              Products            Products          Products        Products <F1>
     _______________      _________________     _____________    ________________   _______________

     Amount  Percent      Amount    Percent   Amount  Percent   Amount   Percent     Amount  Percent
     ______  _______      ______    _______   ______  _______   ______   _______     ______  _______

1992 $761,642  58.7%     $197,079     15.2%   $151,534  11.7%   $90,386     7.0%     $96,602    7.5%

1993 $704,396  54.1%     $248,413     19.1%   $162,938  12.5%   $87,928     6.7%     $98,703    7.6%

1994 $664,048  50.4%     $313,502     23.8%   $152,441  11.5%   $89,378     6.8%     $98,635    7.5%
____________

<F1>(1) The Other product grouping includes the historic net sales to third parties by the non-strategic components and other business operations that the Company divested in 1994 and early 1995 or intends to divest in the near future. During 1994, the Company sold its integrated circuits operation to Maxim Integrated Products, Inc. and transferred its hybrid circuits operation to a joint venture with Maxim, and in early 1995 completed the sale of approximately 65% of the stock of its printed circuit board operation in the initial public offering of Merix Corporation.

                                       1

Measurement Business Products
_____________________________

          Because of their wide range of capabilities, measurement business products are used in a variety of applications, including research, design, testing, installation, manufacturing and service in the computer, military, commercial aerospace, telecommunications, television, process control and automotive industries.

          Tektronix pioneered the development of high precision oscilloscopes over 45 years ago, and the oscilloscope is the Company's primary measurement product. Oscilloscopes are used by engineers and technicians when an electrical signal needs to be viewed, measured, tested or calibrated. Oscilloscopes are used extensively in the computer, communications, aerospace and other industries for design, manufacturing and maintenance. In addition to electrical signals, oscilloscopes can be adapted to measure mechanical motion (vibration), sound, light, heat, pressure, strain and velocity.

          Oscilloscopes produce graphic representations of electrical signals on a cathode ray tube or other display device. Normally, the display shows the signal as a graph of its amplitude over a certain period of time, which may range from minutes to less than a billionth of a second. Oscilloscopes provide a convenient way to visually monitor and interpret analog electrical fluctuations, mechanical motion and sound.

          The development of the microprocessor and associated growth in microprocessor-based devices stimulated both the existing analog markets and new digital markets. In addition, the microprocessor made possible significant improvements in oscilloscope design and performance. Most of the oscilloscopes and other measurement products manufactured by Tektronix feature digital storage and conversion functions, programmable operations, the ability to work in conjunction with personal computers and workstations and combinations of these capabilities. In addition, trends toward smaller microelectronic devices have opened new segments for specialized measurement equipment probes and other related equipment, such as connectors, adapters and cards, and cameras and plotters to record displayed waveforms.

          Recently, Tektronix redesigned a substantial portion of its oscilloscope product line to provide a consistent "architecture" across products and to enhance ease of use. Because the Company manufactures oscilloscopes in a wide range of configurations, bandwidths and other performance characteristics and in sizes ranging from hand-held to large laboratory units, this redesign provides customers with reduced learning time and higher productivity. The redesign also reduces the time required by the Company to develop new products because many essential user interface aspects have been standardized. Some elements of this redesign also have been patented and provide the Company with certain competitive advantages.

          The Company also offers modular instruments delivered on printed circuit cards that can be mixed and matched by customers and plugged directly into the backplane of industry-standard VXI-based card cages. These are controlled by personal computers or workstations to form complete instrument systems tailored to customers' particular requirements. A number of measurement products are now available in the VXI standard, which products are used primarily in manufacturing applications. Tektronix has been instrumental in the development of VXI-based hardware and software industry standards.

          Measurement business products also include television test products, formerly reported as Television Systems products. Television test products include vectorscopes, waveform monitors, signal generators, automated test equipment, demodulators, aural modulation monitors and synchronizers which are used primarily by the television industry to test and display the quality of video and audio signals. The resolution of images and the fidelity of sounds, as well as the stability of the signals that carry them, are essential to program quality. Tektronix' television test products excel at the many forms of test and measurement vital to creating and maintaining signals of the highest quality.

          Market changes are driving the development of new categories of products from Tektronix. The proliferation of electronic technology is requiring technicians and craftspeople to use smart electronic tools for electronic problem detection in areas such as automotive and electrical equipment repair and maintenance. TekTools(tm), Tektronix' new line of handheld, smart and rugged products, are designed specifically for these markets. Under the TekTools brand are a number of products such as a family of Digital Multimeters and a new line of products, the TekMeter(tm) family, that combine the functionality of a multimeter and oscilloscope into one product, and a number of accessories. An automotive version of the TekMeter has been developed for automotive electronic troubleshooting and repair and is being distributed to automotive service centers through third party distributors that specialize in distribution to the automotive market. Currently, the TekTools product family includes products priced from below $100 up to about $2,000.

          While TekTools are battery powered portable products, the Company also markets a line of lower priced benchtop basic instruments such as frequency counters, multimeters, power supplies and oscilloscopes. Applications include education, light manufacturing, electronic trouble shooting and basic electronic design.

          Other measurement business products include logic analyzers, spectrum analyzers and cable and fiber optic testers.

          Logic analyzers are a principal tool for electronic designers, engineers and technicians in testing and trouble-shooting computers, computer peripheral devices and digital electronic systems and instruments. Logic analyzers capture, display and examine streams of data coded as binary digits
(bits), which are transmitted simultaneously over many channels. The Company's Digital Analysis System (DAS), a broad application logic analyzer, combines logic analysis and pattern generation by using card modular plug-in units to permit a range of performance in one system. The DAS is also used by software engineers in the development and optimization of microprocessor based designs.

          Spectum analyzers are used in communications and other industries to display and measure signal amplitude versus frequency rather than amplitude versus time (the latter being what an oscilloscope displays). It is an essential tool used to design, check and adjust communications transmitting and receiving equipment.

          Products designed for the telecommunications industry play an increasingly important role in the Company's measurement business portfolio. Tektronix is a leading supplier of a broad range of test solutions for emerging networks, designed for ensuring integrity and optimizing performance of networks, and verifying design and assuring quality of communications equipment. Cable testers and fiber optic testers use time-domain-reflectometry techniques to locate faults in metallic and fiber optic cables. Essentially, these instruments send signals from one end of a cable and then measure the reflection time of the signals to determine the location of the fault. Cable testers and fiber optic testers are widely used in the telecommunication and cable television industries. The Company also has developed a series of products for SDH or SONET transmission testing in the telecommunications industry.

          Other measurement business products include digitizers, signal sources, curve tracers and modular lines of general purpose test instruments.


Color Printing and Imaging Products
___________________________________

          Tektronix' color printing and imaging products include color printers and related products and supplies.

          Color printers produce full color hard copies of images produced by personal computers, workstations and terminals. Most of the Company's printers are compatible with the Postscript industry standard page description language, which specifies how an image is transferred to hard copy. By adopting the Postscript standard, color printers can be used in conjunction with a wide range of third-party graphics software. Tektronix produces color printers using thermal wax, phase change ink jet and dye sublimation color transfer technologies. The printers are controlled by software designed and implemented by the Company. Tektronix has developed proprietary technology that uses solid sticks of ink, of the Company's own formulation, that are melted and then jetted onto the paper. This technology produces vivid and stable images, allows printing on plain rather than coated paper and can be applied to a wide range of sizes and gauges of paper.

          The use of color in computing and printing has been stimulated by enhancements in the underlying microprocessor technology of personal computers and workstations, by increasingly larger system and peripheral storage capabilities, and by enhancements in computer display capability. As personal computers increasingly become capable of displaying images (instead of just characters), there has been an accompanying growth in demand for printers that can print such images in color. This demand has been especially strong in certain scientific and engineering segments and in the graphic arts segment, where color has typically been a strong element of the way information is conveyed. The Company's printers are used in a number of environments, including office, graphic arts and engineering applications.

          The purchase of a printer has typically been the second largest dollar expense of a personal computer user, second only to the basic computer system. While a substantial majority of the spending on printers has been directed to black and white (monochrome) printers, color printers have been a rapidly growing segment of the total printer market. As color printer technology advances and as prices for color printers approach the costs of higher performance monochrome printers, the market for color printers can be expected to show continued growth. In the past, there have been two significant areas of application for color printers. The first type of application is characterized by high quality output and higher prices, and color printers in this application are used to produce very high quality images that approach the quality of four-color offset printing. The second type of application is characterized by color text and images approaching the resolution of monochrome ink jet and laser printers and lower user costs. Tektronix participates primarily in the second application area, with products that range in price from approximately $3,000 (suggested list price) up to approximately $15,000. Products in the first application area typically sell for three to ten times more than the prices of the products in the second application area.

          While the market for color printers is currently growing rapidly, it is still much smaller than the market for monochrome printers. Moreover, it is characterized by intense and increasing competition, resulting in a competitive pricing environment. Because the market for color hard copy is still small compared to the market for monochrome printers, distribution of products from manufacturer to end user is less efficient. The Company expects distribution channels to expand as color hard copy becomes a more prominent feature in computer applications.

          Also included in color printing and imaging products are supplies for use with the Company's color printers, including inks, ribbons and paper. These supplies are a very significant source of ongoing color printing and imaging revenue.


Video Systems Products
______________________

          The increasing use of television to communicate a broad array of information and entertainment has created markets for a number of products that support the development of "content" for distribution by television signals. As television distribution systems become more powerful, there is greater potential for increased usage via integration of computer applications with television. Those trends, coupled with the increasing use of cable and satellite to distribute content, are expanding the market for Tektronix' video systems products. These trends may result in increased demand for lower cost production products based on industry standard platforms and for systems that support the development and distribution of new forms of content, such as multimedia products.

          Most video systems products are from The Grass Valley Group, Inc. ("Grass Valley"), a wholly-owned subsidiary of the Company based in California that manufactures products used by the television industry for program production and distribution. Grass Valley products include studio production equipment, signal processing and distribution equipment and transmission systems. Studio production equipment is used in the creative process of television program production and assembly. Production equipment products include production switchers, special effects devices and editing controllers. Production switchers allow an operator to select signals from various sources, such as cameras, video tape recorders and network or remote transmissions, and to combine these signals into the continuous program seen by the viewing audience. Grass Valley also manufactures electronic graphics systems which are used to create video titles and graphics for use in television program production. Signal processing and distribution equipment is used in the process of moving signals within a television production facility or between facilities. Such equipment includes routing switchers, amplifiers, timing systems and signal conversion devices. Transmission systems are used in the process of transporting signals between facilities. Transmission system products include fiber optic video transmitter/receiver systems, digital video coders/decoders, cross-connect switches and interactive conferencing systems including distance learning systems. Grass Valley's customers include the television networks, local television stations, post-production houses (which assemble commercials and television programs from recorded footage), telephone and cable companies and corporate and educational users.

        Other video systems products include the Company's new Profile (tm) product which is a disk-based, multi-channel video storage and playback system for use by television broadcasters in video library systems.


Network Displays Products
_________________________

          The Company's major network displays product line is its X terminals, which are standards-based graphics terminals that also provide multiple windowing and networking capability. The Company's X terminals connect users with a host computer and other devices, such as a printer, that make up a computing system. Many X terminal applications involve a central "server" (containing applications and data) connected to multiple terminals, thereby allowing a number of users to access those applications and data. The Company no longer manufactures its older line of proprietary graphics terminals, but it still has a service business for its installed base for such products. This service business has continually declined as the installed base of these proprietary graphics terminals declines.

          X terminal products are based on standard architecture originally developed by the Massachusetts Institute of Technology. As a result, it is difficult for any manufacturer to develop a proprietary advantage in either the underlying hardware or in elements of the operating system. As a result, competition in the X terminals market is intense. The Company's graphics terminals have historically been used in technical applications such as mechanical engineering design, drafting and mapping. As a result, the Company has enjoyed a strong position in the technical and scientific segments of the market. Recently, the market has expanded and shifted to commercial applications from scientific and engineering applications. In accordance with this trend, recent additions to the Company's X terminal product line focus on new commercial and business applications, as well as engineering applications. Commercial customers now account for a major portion of the Company's X terminal revenues.

                                 Manufacturing
                                 _____________

          During 1994, the Company sold its integrated circuits operation to Maxim Integrated Products, Inc. and transferred its hybrid circuits operation to a joint venture with Maxim, and in early 1995 completed the sale of approximately 65% of the stock of its printed circuit board operation in the initial public offering of Merix Corporation. As a result of these activities and other recent component operation divestitures, the Company's manufacturing operations are no longer highly integrated. The Company has entered into supply agreements with each of the companies now operating the respective component operations and, as a result, believes that the Company will be able to acquire the required components as needed. Other companies also manufacture special components for Tektronix.

          Tektronix also purchases raw materials, components, data processing equipment and computer peripheral devices for use in its products and systems. Such purchased materials and components are generally available to Tektronix as needed. Although shortages of such items have been experienced from time to time, Tektronix believes that such shortages will not have a material adverse effect on the Company.

          Tektronix owns substantially all of its manufacturing facilities. Its primary manufacturing facilities are located in or near the Portland, Oregon metropolitan area. Some of Tektronix' products, components and accessories are manufactured in Heerenveen, The Netherlands and in Hong Kong. Tektronix recently announced that it plans to transform its Heerenveen plant from a manufacturing operation to a logistics center. Grass Valley's products are manufactured near Grass Valley, California. See Item 2, "Properties" for a more detailed description of the Company's manufacturing facilities.

          Certain Tektronix products are assembled for the Japanese market at plants in Tokyo and Gotemba, Japan by Sony/Tektronix Corporation, a Japanese corporation equally owned by Tektronix and Sony Corporation. Sony/Tektronix also designs and manufactures small, lightweight portable oscilloscopes, benchtop semiconductor testers and digitizers in Japan for sale worldwide.

                            Sales and Distribution
                            ______________________

          Tektronix maintains its own worldwide sales engineering and field maintenance organization, staffed with technically trained personnel. Sales in the United States, Canada, Brazil, the United Kingdom, Germany, France, Italy, Spain, The Netherlands, Belgium, Sweden, Denmark, Norway, Finland, Switzerland, The Republic of Ireland, Australia, Austria, Hong Kong, Taiwan and Mexico are made primarily through field offices of the Company and its subsidiaries located in principal market areas. Sales in the Peoples Republic of China are made through liaison offices of a Hong Kong subsidiary of the Company. Except for Grass Valley products, sales in Japan are made by Sony/Tektronix Corporation. Sales in India are made by Hinditron Tektronix Instruments, Ltd., an Indian company which is 40% owned by Tektronix. Many of the Company's products are sold in whole or in part through independent distributors throughout the United States and in some other countries. Certain of the Company's independent distributors also sell products manufactured by the Company's competitors. In some countries, all sales are made either directly by Tektronix or by independent representatives to whom Tektronix provides direct technical and administrative assistance. A number of the Tektronix field offices also perform major maintenance and reconditioning operations.

          Tektronix' principal customers are electronic and computer equipment manufacturers, private industrial concerns engaged in commercial or governmental projects, military and nonmilitary agencies of the United States and of foreign countries, public utilities, educational institutions, radio and television stations and networks, graphics arts companies and users of sophisticated office products. Certain products are sold both to equipment users and to original equipment manufacturers.

          During the last fiscal year, United States Government agencies accounted directly for approximately three percent of Tektronix' consolidated sales as compared with approximately four percent for the prior year. During the last five years, direct sales to United States Government agencies ranged from three to six percent. The balance of sales during each year was distributed among several thousand other customers, with no other single customer accounting for as much as three percent. The Company believes that sales directly related to United States Government expenditures (excluding sales to the United States Government) were approximately four percent of Tektronix' consolidated sales for the last fiscal year. Contracts involving the United States Government are subject, as is customary, to termination by the Government at its convenience.

          Most Tektronix product sales are sold as standard catalog items. Tektronix attempts to fill its orders as promptly as possible. At May 28, 1994, Tektronix' unfilled product orders amounted to approximately $108 million, as compared to approximately $107 million at May 29, 1993. Tektronix expects that substantially all unfilled product orders at May 28, 1994 will be filled during its current fiscal year. Orders received by the Company are subject to cancellation by the customer.

                             International Sales
                             ___________________

          The following table sets forth the breakdown between U.S. and international sales, based upon purchaser location, for each of the last three fiscal years (in thousands of dollars):

                  U.S. Sales              International Sales
                __________________        ___________________
                Amount     Percent        Amount      Percent
                ______     _______        ______      _______
     1992       $670,291     51.7%        $626,952      48.3%
     1993       $713,734     54.8%        $588,644      45.2%
     1994       $737,451     56.0%        $580,553      44.0%


See "Business Segments" in the Notes to Consolidated Financial Statements at page 20 of the Company's 1994 Annual Report to Shareholders, containing information on sales, operating income and assets by geographic area based upon the location of the seller, which is hereby incorporated by reference.

          Tektronix products are sold worldwide. European sales are made principally in Germany, France, the United Kingdom, Switzerland, Italy, Spain, Sweden, The Netherlands and Austria. Other international sales are principally in Japan, Canada and Australia. International sales include both export sales from the United States and sales by foreign subsidiaries. Fluctuating exchange rates and other factors beyond the control of Tektronix, such as the stability of international monetary conditions, tariff and trade policies and domestic and foreign tax and economic policies, affect the level and profitability of international sales. The Company is unable to predict the effect of these factors on its business. The Company hedges against certain currency exposures in order to minimize their impact.

                           Research and Development
                           ________________________

          Tektronix operates in an industry characterized by rapid technological change and research and development are important elements in its business. Expenditures during fiscal years ended May 30, 1992, May 29, 1993 and May 28, 1994 for research and development amounted to approximately $169,183,000, $157,068,000 and $153,148,000, respectively. Almost all of these funds were Company-generated.

          Research and development activities are conducted by central research and design groups and specialized product development groups. These activities include: (i) research on basic devices and techniques (ii) the design and development of products and components and specialized equipment and (iii) the development of processes needed for production. Most of Tektronix' research and development is devoted to enhancing and developing its own products.

                                    Patents
                                    _______

          It is Tektronix' policy to seek patents in the United States and appropriate foreign countries for its significant patentable developments. However, electronic equipment as complex as most Tektronix products is generally not patentable in its entirety. The Company believes that its business is not dependent to any material extent upon any particular patent or group of patents or upon any licensing arrangement.


                                  Competition
                                  ___________

          The electronics industry continues to become more competitive, both in the United States and abroad. Primary competitive factors are product performance, technology, customer service, product availability and price. Tektronix believes that its reputation in the marketplace is also a significant positive competitive factor. With respect to many of its products, the Company competes with companies that have substantially larger resources.

          Tektronix is the world's largest manufacturer of oscilloscopes and no single competitor offers as complete a line. Tektronix is the leading manufacturer of test and measurement equipment for the television industry.

          Tektronix has competed for a number of years in the market for logic analyzers with several companies. While a competitor has a larger market share in logic analyzers, Tektronix is the only other significant manufacturer in this relatively small segment of the instrumentation market.

          Tektronix competes with a number of companies in specialized areas of other test and measurement products, and it competes with one large company that sells a broad line of test and measurement products.

          A large number of manufacturers, including computer manufacturers, compete with Tektronix in the markets for color printers and X terminals. Tektronix is a leader in the market for workgroup color printers and the leader in dye sublimation, Phase-change and thermal wax color printers. Tektronix is the fastest growing major supplier of X terminals and it now ranks third in unit sales.

          Tektronix competes with a number of electronics firms that manufacture specialized equipment for the television industry, both with respect to its television test and measurement products and the products of Grass Valley. Grass Valley is the leading manufacturer of high-performance production switchers, a leading manufacturer of high-performance distribution/processing equipment and a significant factor in its other markets.


                                  Employees
                                  _________

          At May 28, 1994, Tektronix had 8,468 employees, of whom 1,390 were located in foreign countries. Tektronix' employees in the United States and most foreign countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.


                                 Environment
                                 ___________

          The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials into the environment, or otherwise relating to protection of the environment. Compliance with these laws has not had and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.


                        Executive Officers of the Company
                        _________________________________

          The following are the executive officers of the Company:

                                                  Has Served As
                                                  An Officer of
Name                 Position              Age    Tektronix Since
____                 ________              ___    _______________

Jerome J. Meyer      Chairman, Chief        56         1990
                     Executive Officer
                     and Director

William D. Walker    Vice Chairman of       63         1992 (also
                     the Board, Director               served in
                                                       1990 and
                                                       from 1969
                                                       to 1984)

Delbert W. Yocam     President and Chief    50         1992
                     Operating Officer,
                     Director

Roy D. Barker        Vice President,        53         1993
                     Color Printing and
                     Imaging Division

Daniel W. Castles    Vice President and     38         1993
                     President, The Grass
                     Valley Group, Inc.

John P. Karalis      Vice President,        56         1992
                     Corporate Development
                     and Secretary

                                                  Has Served as
                                                  An Officer of
Name                 Position              Age    Tektronix Since
____                 ________              ___    _______________

Richard I. Knight    Vice President,        47         1988
                     Technology


Carl W. Neun         Vice President and     50         1993
                     Chief Financial
                     Officer


Daniel Terpack       Vice President,        53         1993
                     Measurement Business
                     Division

Timothy E.           Vice President, Total  41         1991
  Thorsteinson       Quality and Human
                     Resources

John W. Vold         Vice President and     64         1991
                     President, Asian
                     Operations


Jack Raiton          Controller             50         1986



          The executive officers are elected by the board of directors of the Company at its annual meeting. Executive officers hold their positions until the next annual meeting or until their successors are elected, or until such tenure is terminated by death, resignation or removal in the manner provided in the bylaws. There are no arrangements or understandings between executive officers or any other person pursuant to which the executive officers were elected and none of the executive officers are related.

          All of the executive officers named have been employed by Tektronix in management positions for the last five years except: Mr. Jerome J. Meyer who joined Tektronix in 1990 and prior to that time served as President of the industrial business of Honeywell, Inc. ("Honeywell") (from 1988 to 1990), President and Chief Executive Officer of Honeywell Bull, Inc., now known as Bull HN Information Systems, Inc. (from 1987 to 1988) and a Vice President of Honeywell (from 1986 to 1987); Mr. John W. Vold who joined Tektronix in 1991 and from 1987 to 1991 was Executive Vice President of Bull HN Information Systems, Inc., and prior to that time was Vice President of the Airborne Products Division of Unisys Corporation; Mr. Timothy E. Thorsteinson who joined Tektronix in 1991 and from 1990 to 1991 was Director of Quality Performance of National Semiconductor Corporation ("National Semiconductor") and prior to that time held a number of management positions in human resources management at National

Semiconductor; Mr. John P. Karalis who joined Tektronix in 1992 and prior to that time was with the law firm of Brown and Bain (from 1989 to 1992) and Vice President and General Counsel of Apple Computer, Inc. (from 1987 to 1989);
Mr. Carl W. Neun who joined Tektronix in 1993 and prior to that time served as Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc., (from 1987 to 1993); Mr. Delbert W. Yocam who joined Tektronix in 1992 and prior to that was an independent consultant (from 1990 to 1992) and was President of Apple Pacific (from 1988 to 1989) and Executive Vice President and Chief Operating Officer of Apple Computer, Inc. (from 1986 to 1988); Mr. Daniel Terpack who joined Tektronix in 1992 and prior to that was General Manager of Hewlett-Packard Company's Corvallis, Oregon Division, responsible for portable computation products; and Mr. William D. Walker, who is not an employee of the Company and has been a director of the Company since 1980.

Item 2.  Properties.

          A brief description of the location and general characteristics of the significant properties occupied by Tektronix in August of 1994 is set forth below. Tektronix believes that its operations are in compliance in all material respects with requirements relating to environmental quality and energy conservation.

          Tektronix owns a 265-acre industrial park (the "Howard Vollum Park") near Beaverton, Oregon. The Howard Vollum Park includes 23 buildings arranged in a campus-like setting and containing an aggregate of approximately 2.6 million gross square feet of enclosed floorspace. Most of the Company's central research and development and a substantial portion of its product manufacturing and administrative activities are located at Howard Vollum Park. The Company's measurement business products and television test equipment products are manufactured primarily at Howard Vollum Park. The Company leases certain excess space at the Howard Vollum Park to other corporations.

          Measurement business operations are also conducted at three buildings, containing approximately 414,000 square feet, at the Company's 48-acre site near Aloha, Oregon, approximately five miles west of Howard Vollum Park. The Company intends to consolidate these operations with operations at Howard Vollum Park and the property is currently offered for sale as surplus.

          The Company's Color Printing and Imaging Division, Network Displays Division and corporate headquarters occupy three buildings containing approximately 592,000 square feet on a 167-acre tract owned by the Company in Wilsonville, Oregon, approximately 16 miles south of Howard Vollum Park. An additional 192,000 square foot building on the Company's Wilsonville property is leased to another corporation.

          All of the buildings described above were constructed after 1957 and are maintained in good condition. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Most manufacturing, office and engineering areas are air-conditioned. The Company believes that its facilities described above are adequate for their intended uses. Capacity utilization within the Company varies between product area but, in general, the Company has the capacity to increase production substantially without adding significant plant capacity.

          Tektronix owns a 240-acre site six miles east of Vancouver, Washington (Vancouver is across the Columbia River from Portland, Oregon.). The Company has leased the 488,000-square foot manufacturing facility that is situated on the site to another corporation. The property is surplus and the Company is attempting to sell it.

          Tektronix owns 61 acres within an industrial park in Redmond, Oregon, about 150 miles east of Portland; 136 acres in Fairview, Oregon, about 15 miles east of Portland; and 75 acres adjacent to and west of Howard Vollum Park. At the present time, the Company is attempting to sell these parcels of undeveloped land.

          Grass Valley's operating facilities are primarily housed in ten buildings containing a total of approximately 190,000 square feet of floorspace on a 320-acre site owned by Grass Valley near Grass Valley, California, and three buildings containing a total of approximately 149,000 square feet on Grass Valley's 116-acre tract of land in the neighboring town of Nevada City.

          A 109,000-square-foot plant owned by Tektronix is located on 23 acres of land in Heerenveen, The Netherlands.

          Tektronix also owns a seven-acre site in Hoddesdon, England, with manufacturing buildings containing about 47,000 square feet which is leased to another corporation. Tektronix is attempting to sell this facility.

          Domestic field offices in Santa Clara and Irvine, California; Chicago, Illinois; and Philadelphia, Pennsylvania are owned by Tektronix. Together they comprise approximately 214,000 square feet. All other Tektronix U.S. field offices, aggregating approximately 190,000 square feet, are leased.

          Field offices near Cologne (101,000 square feet), London (83,000 square feet), and Sydney, Australia (23,000 square feet) are located in buildings owned by the Company. Field offices in other foreign countries occupy leased premises.

Item 3.   Legal Proceedings.

           Mr. Jerome J. Lemelson has advised the Company that he believes Tektronix is infringing certain of his patents which allegedly cover such equipment or processes as bar code systems, machine vision, beam processing and IC manufacturing techniques. Mr. Lemelson's claims of infringement are primarily based on general allegations that all manufacturers, including Tektronix, which operate in certain industries must by the nature of their activities be infringing Mr. Lemelson's patents. Tektronix has had ongoing communications with Mr. Lemelson's representatives in an effort to obtain more specific information regarding the activities Mr. Lemelson believes are infringing. The Company is still investigating Mr. Lemelson's claims to determine if they may relate to any of the Company's equipment, products or processes. The Company believes that ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operation.

          There are no other material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters.

          The information required by this item is included on page 26 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.

          The information required by this item is included on page 27 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information required by this item is included on pages 10 through 13 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

          The information required by this item is included on pages 14 through 26 of the Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

               None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by this item regarding Directors is included under "Board of Directors" and "Election of Directors" on pages 3 to 7 of the Company's Proxy Statement dated August 3, 1994.

          The information required by this item regarding officers is contained under "Executive Officers of the Company" in Item 1 of Part I hereof.

          The information required by Item 405 of Regulation S-K is included under "Compliance with Section 16(a) of the Exchange Act" on page 26 of the Company's Proxy Statement dated August 3, 1994.

Item 11.  Executive Compensation.

          The information required by this item is included under "Directors' Compensation" and "Executive Compensation" on pages 7 to 13 of the Company's Proxy Statement dated August 3, 1994.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item is included under "Ownership of Shares" and "Election of Directors" on page 2 and 4 to 7 of the Company's Proxy Statement dated August 3, 1994.

Item 13.  Certain Relationships and Related Transactions.

          None


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  (1)  Financial Statements.
               ____________________

               The following documents are included in the Company's 1994 Annual Report to Shareholders at the pages indicated and are incorporated herein by reference:

                                          Page in 1994 Annual
                                        Report to Shareholders
                                        ______________________
     Independent Auditors' Report                    14
     Consolidated Statements of Operations           15
     Consolidated Balance Sheets                     16
     Consolidated Statements of Cash Flows           17
     Consolidated Statements of Shareholders'        18
       Equity
     Notes to Consolidated Financial Statements      19 to 26


          (2)  Financial Statement Schedules.
               _____________________________

               The following schedules and independent auditors' consent and report are filed herewith:

          Schedule II -- Amounts Receivable from Related Parties
          Schedule V -- Property, Plant and Equipment
          Schedule VI -- Accumulated Depreciation and Amortization of Property, Plant and Equipment
          Schedule IX -- Short-Term Borrowings
          Schedule X -- Supplementary Income Statement Information Independent Auditors' Consent and Report on Schedules
          All other schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes thereto.

          Separate financial statements for the registrant have been omitted because the registrant is primarily an operating company and the subsidiaries included in the consolidated financial statements are substantially totally held. All subsidiaries of the registrant are included in the consolidated financial statements. Summarized financial information for 50 percent or less owned persons in which the registrant has an interest is included in the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Shareholders.

          (3)  Exhibits:

               (3)(i)  Restated Articles of Incorporation, as
                       amended.  Incorporated by reference to
                       Exhibit (3) of Form 10-Q dated September
                       28, 1990, SEC File No. 1-4837.

                  (ii) Bylaws, as amended.

                (4)(i) Indenture dated as of November 16, 1987, as
                       amended by First Supplemental Indenture
                       dated as of July 13, 1993, covering the
                       registrant's 7-1/2% notes due August 1,
                       2003. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990, SEC File No. 1-4837.

                  (ii) Pursuant to Item 601(b)(4)(iii) of
                       Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

               (10)(i) Restated Operating Performance Incentive
                       Plan, as amended. Incorporated by
                       reference to Exhibit (10)(i) of Form 10-Q dated April 15, 1988, SEC File No. 1-4837.

                  (ii) 1982 Stock Option Plan, as amended.
                       Incorporated by reference to Exhibit
                       10(iii) of Form 10-K dated August 22, 1989,
                       SEC File No. 1-4837.

                 (iii) Stock Incentive Plan, as amended.
                       Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated April 9, 1993, SEC File
                       No. 1-4837.

                  (iv) Restated Annual Performance Improvement
                       Plan.  Incorporated by reference to Exhibit
                       10(i) of Form 10-Q dated April 9, 1993, SEC
                       File No. 1-4837.

                   (v) Restated Deferred Compensation Plan.
                       Incorporated by reference to Exhibit 10(i) of Form 10-Q dated December 20, 1984, SEC
                       File No. 1-4837.

                  (vi) Retirement Equalization Plan, as amended.
                       Incorporated by reference to Exhibit
                       10(vii) of Form 10-K dated August 18, 1993,
                       SEC File No. 1-4837.

                 (vii) Severance Agreement entered into between
                       the Company and its named officers.
                       Incorporated by reference to Exhibit
                       10(viii)of Form 10-K dated August 18, 1993,
                       SEC File No. 1-4837.

                (viii) Indemnity Agreement entered into between
                       the Company and its named officers and
                       directors.  Incorporated by reference to
                       Exhibit 10(ix) of Form 10-K dated August
                       18, 1993, SEC File No. 1-4837.

                  (ix) Executive Severance Agreement.

                   (x) Retention Incentive Agreement.

                  (xi) Executive Compensation and Benefits
                       Agreement dated as of October 24, 1990.
                       Incorporated by reference to Exhibit
                       (10)(ii) of Form 10-Q dated December 21,
                       1990, SEC File No. 1-4837.

                 (xii) Executive Compensation and Benefits
                       Agreement dated as of October 1, 1992.
                       Incorporated by reference to Exhibit
                       (10)(iii) of Form 10-Q dated January 8,
                       1993, SEC File No. 1-4837.

                (xiii) Employment Letter Agreement dated September
                       1, 1992.

                 (xiv) Executive Compensation and Benefits
                       Agreement dated as of March 29, 1993.

                  (xv) Rights Agreement dated as of August 16,
                       1990.  Incorporated by reference to Exhibit
                       1 of Form 8-K dated August 27, 1990, SEC
                       File No. 1-4837.

                 (xvi) Non-Employee Directors' Deferred
                       Compensation Plan.

               (13)    Portions of the 1994 Annual Report to
                       Shareholders that are incorporated herein by reference.

               (21)    Subsidiaries of the registrant.

               (24)    Powers of Attorney.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.


                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TEKTRONIX, INC.

                                      By /s/ Carl W. Neun
                                         _______________________________
                                         Carl W. Neun
                                         Vice President and
                                         Chief Financial Officer

Dated:  August 11, 1994

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Capacity                 Date
_________                     ________                 ____

JEROME J. MEYER *             Chairman and Chief       August 11, 1994
Jerome J. Meyer               Executive Officer,
                              Director


CARL W. NEUN                  Vice President and       August 11, 1994
Carl W. Neun                  Chief Financial Officer,
                              Principal Financial and
                              Accounting Officer


PAUL E. BRAGDON *             Director                 August 11, 1994
Paul E. Bragdon



PAUL C. ELY *                 Director                 August 11, 1994
Paul C. Ely



A.M. GLEASON *                Director                 August 11, 1994
A. M. Gleason



WAYLAND R. HICKS *            Director                 August 11, 1994
Wayland R. Hicks



KEITH R. MCKENON *            Director                 August 11, 1994
Keith R. McKennon



ANDREW V. SMITH *             Director                 August 11, 1994
Andrew V. Smith

                                      21


Signature                     Capacity                 Date
_________                     ________                 ____

RICHARD W. SONNENFELDT *       Director                August 11, 1994
Richard W. Sonnenfeldt




JEAN VOLLUM *                 Director                 August 11, 1994
Jean Vollum



WILLIAM D. WALKER *           Director                 August 11, 1994
William D. Walker



DELBERT W. YOCAM *            Director                 August 11, 1994
Delbert W. Yocam




*By JOHN P. KARALIS                                    August 11, 1994
    John P. Karalis
    as attorney-in-fact


INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES





We consent to the incorporation by reference in Registration Statements No. 33-33496 and 33-30648 of Tektronix, Inc. on Form S-8 and Registration Statements No. 33-18658 and 33-59648 of Tektronix, Inc. on Form S-3 of our reports dated June 23, 1994 (which expresses an unqualified opinion and includes an explanatory paragraph relating to a change in method of accounting for other postretirement benefits and income taxes in the year ended May 29, 1993), incorporated by reference in this Annual Report on Form 10-K of Tektronix, Inc. for the year ended May 28, 1994.

Our audits of the financial statements referred to in our aforementioned report also included the financial statement schedules of Tektronix, Inc. listed in Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE

Portland, Oregon
June 23, 1994

SCHEDULE II

                       TEKTRONIX, INC. AND SUBSIDIARIES

                   AMOUNTS RECEIVABLE FROM RELATED PARTIES

                   Balance at
                   Beginning                 Amounts     Balances at End of Year
                   of Year      Additions   Collected    Current     Long-Term
                  ___________   _________   _________    _______     _________
Year ended
May 28, 1994:           $0            $0            $0         $0         $0


Year ended
May 29, 1993:

E Machines        $111,070      $167,972    $  279,042         $0         $0



Year ended
May 30, 1992:

E Machines        $363,941      $756,151    $1,009,022   $111,070         $0




The balance at the beginning of 1992 included two promissory notes guaranteed by Stephen H. Vollum. The notes were paid in full in the fiscal year ended May 30, 1992.

SCHEDULE V

                       TEKTRONIX, INC. AND SUBSIDIARIES

                        PROPERTY, PLANT AND EQUIPMENT
                                (in thousands)
                   Balance at                              <F1>      Balance
                   Beginning     Additions                Other      at End
                    of Year       at Cost    Retirements  Changes    of Year

                  ___________    _________   ___________  _______    _______
Year ended
May 28, 1994:

  Land            $ 13,127           $99         ($993)      ($495)  $ 11,738

  Buildings and
  leasehold
  improvements     241,412        10,596       (40,616)    (14,318)   197,074

  Machinery and
  equipment        538,635        59,575      (153,220)        (93)   444,897
                  ________       _______     __________   _________  ________
    Total         $793,174       $70,270     ($194,829)   ($14,906)  $653,709
                  ________       _______     __________   _________  ________


Year ended
May 29, 1993:

  Land            $ 14,605          $495       ($1,668)      ($305)  $ 13,127

  Buildings and
  leasehold
  improvements     247,055         8,635        (8,810)     (5,468)   241,412

  Machinery and
  equipment        576,107        48,641       (51,984)    (34,129)   538,635
                  ________       _______      _________   _________  ________
    Total         $837,767       $57,771      ($62,462)   ($39,902)  $793,174
                  ________       _______      _________   _________  ________


Year ended
May 30, 1992:

  Land            $ 15,939          $36        ($1,717)       $347   $ 14,605

  Buildings and
  leasehold
  improvements     251,930         3,466        (9,881)      1,540    247,055

  Machinery and
  equipment        615,771        62,005       (81,724)    (19,945)   576,107
                   ________      _______      _________   _________  ________
    Total         $883,640       $65,507      ($93,322)   ($18,058)  $837,767
                  ________       _______      _________   _________  ________

<F1>(A) Includes currency translation and other adjustments.  In 1994, includes reclassification of $9,982 of Buildings to Property held for sale and, in 1993, includes restructuring writedowns of $30,200.

SCHEDULE VI

                       TEKTRONIX, INC. AND SUBSIDIARIES

                 ACCUMULATED DEPRECIATION AND AMORTIZATION OF

                        PROPERTY, PLANT AND EQUIPMENT
                                (in thousands)

                   Balance at    Additions                 <F1>      Balance
                   Beginning     Charged to               Other      at End
                    of Year       Expense    Retirements  Changes    of Year
                   __________    __________  ___________  _______    _______

Year ended
May 28, 1994:

  Buildings and
  leasehold
  improvements     $113,437      $ 8,537      ($19,948)    ($1,930)  $100,096


  Machinery and
  equipment         443,903       46,381      (155,803)     (4,190)   330,291
                   ________      _______     __________    ________  ________
    Total          $557,340      $54,918     ($175,751)    ($6,120)  $430,387
                   ________      _______     __________    ________  ________


Year ended
May 29, 1993:

  Buildings and
  leasehold
  improvements     $112,716      $ 8,673       ($4,465)    ($3,487)  $113,437

  Machinery and
  equipment         439,497       54,400       (46,889)     (3,105)   443,903
                   ________      _______      _________    ________  ________
    Total          $552,213      $63,073      ($51,354)    ($6,592)  $557,340
                   ________      _______      _________    ________  ________


Year ended
May 30, 1992:

  Buildings and
  leasehold
  improvements     $111,070      $ 8,629       ($6,910)       ($73)  $112,716


  Machinery and
  equipment         469,102       56,999       (74,215)    (12,389)   439,497
                   ________      _______      _________   _________  ________
    Total          $580,172      $65,628      ($81,125)   ($12,462)  $552,213
                   ________      _______      _________   _________  ________

<F1> (A) Includes currency translation and other adjustments.

SCHEDULE IX

                       TEKTRONIX, INC. AND SUBSIDIARIES

                             SHORT-TERM BORROWINGS
                                 (in thousands)

                         End of Year               During the Year
                   ______________________   ________________________________
                                 Average                            Average
                                 Interest    Maximum      Average   Interest
                   Balance         Rate     Outstanding Outstanding    Rate
____________________________________________________________________________
May 28, 1994:

  Notes payable
  to banks         $15,963          5.5%     $90,579      $36,479       5.0%

____________________________________________________________________________

May 29, 1993:

  Notes payable
  to banks         $61,566          4.8%     $80,200      $71,089       4.8%

____________________________________________________________________________

May 30, 1992:

  Notes payable
  to banks         $49,990          6.4%     $79,989      $58,591       6.3%
____________________________________________________________________________


The average borrowings were determined based on the amounts outstanding at each accounting period-end. Average interest rates were computed using interest rates and amounts outstanding at accounting period-ends.

SCHEDULE X

                       TEKTRONIX, INC. AND SUBSIDIARIES

                  SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                (in thousands)

                                 Year Ended    Year Ended     Year Ended
                                May 28, 1994  May 29, 1993   May 30, 1992
                                ____________  ____________   ____________
Advertising expense               $48,742       $38,864        $37,068

Maintenance and repairs
  expense                         $28,531       $40,003        $47,637

Taxes, other than payroll
  and income taxes                $ 7,765       $ 9,141        $ 9,941


                              EXHIBIT LIST


               (3)(i) Restated Articles of Incorporation, as
                      amended.  Incorporated by reference to
                      Exhibit (3) of Form 10-Q dated September
                      28, 1990, SEC File No. 1-4837.

                 (ii) Bylaws, as amended.

               (4)(i) Indenture dated as of November 16, 1987, as
                      amended by First Supplemental Indenture
                      dated as of July 13, 1993, covering the
                      registrant's 7-1/2% notes due August 1,
                      2003. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990, SEC File No. 1-4837.

                 (ii) Pursuant to Item 601(b)(4)(iii) of
                      Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

              (10)(i) Restated Operating Performance Incentive
                      Plan, as amended. Incorporated by
                      reference to Exhibit (10)(i) of Form 10-Q dated April 15, 1988, SEC File No. 1-4837.

                 (ii) 1982 Stock Option Plan, as amended.
                      Incorporated by reference to Exhibit
                      10(iii) of Form 10-K dated August 22, 1989,
                      SEC File No. 1-4837.

                (iii) Stock Incentive Plan, as amended.
                      Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated April 9, 1993, SEC File
                      No. 1-4837.

                 (iv) Restated Annual Performance Improvement
                      Plan.  Incorporated by reference to Exhibit
                      10(i) of Form 10-Q dated April 9, 1993, SEC
                      File No. 1-4837.

                  (v) Restated Deferred Compensation Plan.
                      Incorporated by reference to Exhibit 10(i) of Form 10-Q dated December 20, 1984, SEC
                      File No. 1-4837.

                 (vi) Retirement Equalization Plan, as amended.
                      Incorporated by reference to Exhibit
                      10(vii) of Form 10-K dated August 18, 1993,
                      SEC File No. 1-4837.

                (vii) Severance Agreement entered into between
                      the Company and its named officers.
                      Incorporated by reference to Exhibit
                      10(viii)of Form 10-K dated August 18, 1993,
                      SEC File No. 1-4837.

               (viii) Indemnity Agreement entered into between
                      the Company and its named officers and
                      directors.  Incorporated by reference to
                      Exhibit 10(ix) of Form 10-K dated August
                      18, 1993, SEC File No. 1-4837.

                 (ix) Executive Severance Agreement.

                  (x) Retention Incentive Agreement.

                 (xi) Executive Compensation and Benefits
                      Agreement dated as of October 24, 1990.
                      Incorporated by reference to Exhibit
                      (10)(ii) of Form 10-Q dated December 21,
                      1990, SEC File No. 1-4837.

                (xii) Executive Compensation and Benefits
                      Agreement dated as of October 1, 1992.
                      Incorporated by reference to Exhibit
                      (10)(iii) of Form 10-Q dated January 8,
                      1993, SEC File No. 1-4837.

               (xiii) Employment Letter Agreement dated September
                      1, 1992.

                (xiv) Executive Compensation and Benefits
                      Agreement dated as of March 29, 1993.

                 (xv) Rights Agreement dated as of August 16,
                      1990.  Incorporated by reference to Exhibit
                      1 of Form 8-K dated August 27, 1990, SEC
                      File No. 1-4837.

                (xvi) Non-Employee Directors' Deferred
                      Compensation Plan.

               (13)   Portions of the 1994 Annual Report to
                      Shareholders that are incorporated herein by reference.

               (21)   Subsidiaries of the registrant.

               (24)   Powers of Attorney.