Form 10-Q
period 1994-08-27
TEKTRONIX INC
filed 1994-10-07
CIK 96879

======================================================================



                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               Form 10-Q

[  X  ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the 13 weeks ended August 27, 1994, or,



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

     Yes ___X___                                No______

AT SEPTEMBER 28, 1994 THERE WERE 30,592,148 COMMON SHARES OF
TEKTRONIX,
INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
- --------------------------------

INDEX
- -----

                                                            PAGE NO.
                                                            --------

Financial Statements:

  Condensed Consolidated Balance Sheets -                          2
    May 28, 1994 and August 27, 1994



  Consolidated Statements of Operations -                          3
    for the Thirteen Weeks Ended August 27, 1994
    and the Thirteen Weeks Ended August 28, 1993



  Condensed Consolidated Statements of Cash Flows -                4
    for the Thirteen Weeks Ended August 27, 1994
    and the Thirteen Weeks Ended August 28, 1993



  Notes to Condensed Consolidated Financial Statements             5



Management's Discussion and Analysis of Financial                  6
Condition and Results of Operations



Part II.   Other Information                                       9



Signatures                                                        11

                  TEKTRONIX, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (unaudited)
                                                       August 27,       May 28,
(In thousands)                                               1994          1994
- -------------------------------------------------------------------------------
Assets
  Current assets:
    Cash and cash equivalents                          $   33,857    $   42,919
    Accounts receivable - net                             245,914       267,405
    Inventories                                           187,960       171,267
    Other current assets                                   54,441        59,054
                                                       ----------    ----------
     Total current assets                                 522,172       540,645

  Property, plant, and equipment                          590,524       653,709
    Accumulated depreciation and amortization            (382,614)     (430,387)
                                                        ---------     ---------
     Property, plant, and equipment - net                 207,910       223,322

  Property held for sale                                   44,649        39,776
  Long term deferred tax assets                            71,416        79,552
  Other long-term assets                                  147,580       107,854
                                                       ----------    ----------
     Total assets                                      $  993,727    $  991,149
                                                       ==========    ==========

Liabilities and shareholders' equity

  Current liabilities:
    Short-term debt                                    $   23,438    $   17,084
    Accounts payable                                      151,255       161,757
    Accrued compensation                                   58,707        78,877
    Deferred revenue                                       18,691        18,124
                                                       ----------    ----------
     Total current liabilities                            252,091       275,842

  Long-term debt                                          104,266       104,146

  Other long-term liabilities                             143,358       141,672

  Shareholders' equity:
  Common stock                                            179,133       180,883
  Retained earnings                                       247,265       235,795
  Currency adjustment                                      56,203        52,811
  Unrealized holding gains on certain
    marketable equity securities                           11,411            --
                                                       ----------    ----------
     Total shareholders' equity                           494,012       469,489
                                                       ----------    ----------
     Total liabilities and shareholders' equity        $  993,727    $  991,149
                                                       ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TEKTRONIX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)
                                                      13 weeks to   13 weeks to
                                                       August 27,    August 28,
(In thousands except for per share amounts)                  1994          1993
- -------------------------------------------------------------------------------
Net sales                                              $  312,728    $  290,070

Operating costs and expenses:

  Cost of sales                                           161,249       154,201

  Research and development                                 41,306        36,132

  Selling, general, and administrative                     86,746        83,932
                                                       ----------    ----------
    Total operating costs and expenses                    289,301       274,265

Equity in business ventures net losses                       (365)       (1,117)
                                                       ----------    ----------
    Operating income                                       23,062        14,688

Other expense - net                                         1,453         3,393
                                                       ----------    ----------
    Earnings before taxes                                  21,609        11,295

Income taxes                                                5,619         1,564
                                                       ----------    ----------

    Net earnings                                       $   15,990    $    9,731

Earnings per share                                           0.53          0.32


Dividends per share                                          0.15          0.15

Average shares outstanding                                 30,168        30,518














The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TEKTRONIX, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)
                                                      13 weeks to   13 weeks to
                                                       August 27,    August 28,
(In thousands)                                               1994          1993
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                             $   15,990    $    9,731
Adjustments to reconcile earnings to cash
from operating activities:
  Depreciation expense                                     10,212        13,926
  Deferred taxes                                            8,140            19
  Accounts receivable                                      24,301        32,813
  Inventories                                             (15,358)      (17,301)
  Accounts payable                                        (15,145)      (14,327)
  Accrued compensation                                    (20,842)      (26,544)
  Other assets                                            (44,815)       (4,217)
  Other-net                                                 4,348         9,734
                                                       ----------    ----------
    Net cash provided (used) by operating activities      (33,169)        3,834

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment           (15,844)      (16,305)
  Proceeds from sale of assets                             22,366         2,807
  Proceeds from sale of investments                        17,047            --
                                                       ----------    ----------
  Net cash provided (used) by investing activities         23,569       (13,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                             6,302       (17,739)
  Issuance of long-term debt                                   --       100,000
  Repayment of long-term debt                                 (43)      (70,000)
  Issuance of common stock                                     --         2,324
  Repurchase of common stock                               (1,751)           --
  Dividends                                                (4,520)       (4,549)
                                                       ----------    ----------
    Net cash provided (used) by financing activities          (12)       10,036

Effect of exchange rate changes                               550          (742)
                                                       ----------    ----------
Decrease in cash and cash equivalents                      (9,062)         (370)
Cash and cash equivalents at beginning of year             42,919        30,004
                                                       ----------    ----------
Cash and cash equivalents at end of quarter            $   33,857    $   29,634
                                                       ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Income taxes paid                                    $      577    $    2,852
  Interest paid                                             5,245         2,294
NON-CASH INVESTING ACTIVITIES
  Fair value adjustment to securities available-for-sale   19,018            --
  Income tax effect related to fair value adjustment        7,607            --

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TEKTRONIX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION

      The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments (which are of a normal and recurring nature, except for the adjustment to deferred tax assets described below under 'Income Taxes') and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K.

INVENTORIES

Inventories consisted of:
                                                         Aug. 27,       May 28,
(In thousands)                                               1994          1994
- -------------------------------------------------------------------------------
Materials and work in process                          $   98,336    $   89,341
Finished goods                                             89,624        81,926
                                                       ----------    ----------
  Inventories                                          $  187,960    $  171,267
                                                       ==========    ==========

INVESTMENTS

     At the beginning of the year, the Company adopted SFAS No. 115, 'Accounting for Certain Investments in Debt and Equity Securities'. SFAS No. 115 supersedes SFAS No. 12 which generally required investments in marketable equity securities to be carried at the lower of aggregate market or amortized cost. Under SFAS No. 115, the Company now classifies its minority equity investments in certain marketable securities as available-for-sale and reports them at fair value in the consolidated balance sheet. The aggregate fair value of these investments at August 27, 1994 was $23.5 million. The unrealized gain of $19.0 million, net of the related deferred income tax effect of $7.6 million, is reported as a separate component of shareholders' equity.

SHORT-TERM AND LONG-TERM DEBT

      In the first quarter of fiscal 1994, the Company issued $100.0 million of 7.5% Notes due August 1, 2003. Proceeds were used to repay bridge financing of $70.0 million and to reduce short term revolving credit debt.


INCOME TAXES

The provision for income taxes consisted of:
                                                      13 weeks to   13 weeks to
                                                       August 27,    August 28,
(In thousands)                                               1994          1993
- -------------------------------------------------------------------------------
United States                                          $    1,956    $      445
State                                                         489           615
Foreign                                                     3,174           504
                                                       ----------    ----------
  Income taxes                                         $    5,619    $    1,564
                                                        =========    ==========

      The provision for income taxes was calculated at estimated annual effective rates of 26% and 34% ,respectively, for the quarters ended August 27, 1994 and August 28, 1993. The provision for the quarter ended August 28, 1993 was reduced by a gain of $2.3 million on recalculation of deferred income tax benefits, primarily as a result of the enactment of federal tax legislation increasing the corporate income tax rate from 34% to 35%.

CONTINGENCIES

      The  Company has reported on certain claims asserted by Jerome
J. Lemelson in Item 3., Legal Proceedings, of its Annual Report on Form 10-K for the fiscal year ended May 28, 1994. The Company believes that ultimate resolution of these claims will not have a material adverse effect on its financial position or results of operations.



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

                         Financial Condition

      The Company's financial condition is strong. Cash flow from operating activities and borrowing capacity from existing lines of credit are sufficient to meet current and anticipated future needs. At the end of the first quarter (August 27, 1994), the Company maintained bank credit facilities totaling $305.0 million, of which $283.0 million was unused. The unused facilities include $133.0 million in lines of credit and $150.0 million under a revolving credit agreement from United States and foreign banks.

      Current assets decreased by $18.5 million, due to reductions in cash, accounts receivable and other current assets, partly offset by an increase in inventories. The Company historically experiences a lower weekly average sales rate in the first quarter compared to the prior year's fourth quarter, while production rates are more constant; consequently, accounts receivable decreased by $21.5 million and inventories increased by $16.7 million during the quarter. Other current assets declined due to amortization of prepaid taxes and other expenses.

      Net property, plant and equipment declined by $15.4 million as depreciation and dispositions, including the divestiture of the Circuit Board Division, exceeded new capital additions. Long-term deferred tax assets decreased by $8.1 million primarily due to the tax impact from recognition of unrealized holding gains on investments under SFAS 115, 'Accounting for Certain Investments in Debt and Equity Securities', discussed further below under other long-term assets.

      Other long-term assets increased by $39.7 million as a result of the Company's investment in equity and notes of Merix Corporation (formerly the Circuit Board Division) and the accounting for certain investments in accordance with SFAS 115. Under SFAS 115, investments in certain marketable securities are classified as available for sale and reported at fair value. The adjustment to fair value added $19.0 million to other long term assets and the unrealized gains, less deferred taxes, are reported in unrealized holding gains as a separate component of shareholders' equity. The Company accounts for its investment in Merix Corporation on the equity method with the earnings impact included in equity in business ventures net losses in the consolidated statements of operations.

     Current liabilities declined by $23.8 million. Short-term debt increased $6.4 million. Accounts payable decreased $10.5 million, and accrued compensation decreased $20.1 million, due to the timing of some trade payables and restructuring charges, the payment of year-end accruals for incentives and commissions, reductions in vacation accruals by summer time off, the payment of employee severance charged against restructuring reserves and lower accrual requirements because of the disposition of non-strategic businesses.

      Shareholders' equity increased by $24.5 million due primarily to earnings net of dividends and the addition of unrealized holding gains in accordance with SFAS 115.

                        Restructuring Charges

      The Company continues its consolidation of facilities and reduction of workforce, as described in the 1994 Annual Report to shareholders, reducing restructuring reserves to approximately $48 million at the end of the quarter. The Company is also proceeding with the discontinuance of older, low-volume products. The initial public offering of Merix Corporation was completed at the beginning of the quarter and, at the end of the quarter, the Company sold its Avionics operations to Planar Systems, Inc., further reducing the non-strategic businesses it operates.

                        Results of Operations


                   13 Weeks Ended August 27, 1994

                                 vs.

                   13 Weeks Ended August 28, 1993

      In the first quarter of fiscal 1995, net earnings were $16.0 million, or $0.53 per share compared with $9.7 million, or $0.32 per share in the first quarter of fiscal 1994. The prior year's quarter included a gain of $2.3 million or $0.07 per share from the recalculation of deferred tax benefits.

      Net Sales were $312.7 million, up 8% from the prior year. Sales of Measurement Business, Color Printing and Imaging and Video Systems were higher, while Network Displays' sales were down slightly and Other sales, which include the non-strategic businesses disposed of at the end of last year and during the current quarter, dropped sharply.

      Measurement Business sales of $154.1 million were up 8% from the prior year due to acceptance of new products and improvements in European and Asian markets. Color Printing and Imaging sales increased 38% to $89.5 million, continuing the strong growth trend in both domestic and international markets. Video Systems sales grew 13% to $42.8 million from generally improving market conditions and realization of licensing revenues. Network Displays sales were flat, as strong growth in X terminal sales was offset by the continued decline in product and service revenue from the Company's old terminals business.

     Sales to customers in the United States increased slightly from $168.4 million to $169.5 million, representing 54% of total sales. The majority of the non-strategic operations sales, represented by the Other product class, were in the United States, and if these sales are excluded from both years, United States sales increased by 13%. International sales of $143.2 million were up 18% from $121.7 million in the prior year, with strong growth in Japan and the rest of the Pacific, and good improvement over last year's first quarter in Europe.

      Product orders of $294 million were 24% higher than the prior year's first quarter, when international orders were particularly weak.

     Cost of sales decreased as a percentage of net sales from 53.2% to 51.6%. The improvement was due to a better geographic mix of sales, the reduction of low margin component sales, and improved product  mix  in  each of the businesses, partially  offset  by  the higher cost of components and increasing use of alternative distribution channels. The Company continues to expect cost of sales to trend higher as a percentage of sales as more products are sold through alternative distribution channels and the historically higher margin on international sales is reduced.

      Research and development (R&D) and selling, general and administrative expenses were higher in dollar terms than the prior year because of increased variable compensation due to the Company's improved performance. The increase in R&D was also due to increased spending on major product development efforts.

       Other expenses declined due primarily to gains on sales of stock in Credence Systems Corporation.

     Income taxes increased from $1.6 million to $5.6 million due to higher earnings before taxes in the current quarter and a gain in the prior year's first quarter of $2.3 million on recalculation of deferred tax benefits. The Company's calculated effective annual tax rate is 26% compared to 34% in the first quarter of the prior year.

      Net earnings of $16.0 million were 64% higher than the prior year due to higher sales and gross margins and lower non-operating expenses, partly offset by higher R&D and SG&A expenses and higher taxes.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

      At the Company's annual meeting of shareholders on September 22, 1994, the shareholders voted on the election of four directors to the Company's board of directors. Keith R. McKennon, Jerome J. Meyer, and William D. Walker were elected to serve a three-year term ending at the 1997 annual meeting of shareholders and A. Gary Ames was elected to serve a two-year term ending at the 1996 annual meeting of shareholders. The voting for each director was as follows:

NAME                                              FOR       WITHHELD

Keith R. McKennon                              26,115,794    251,176

Jerome J. Meyer                                26,096,667    270,303

William D. Walker                              26,093,984    272,986

A. Gary Ames                                   26,117,036    249,934



      The term of office of the Company's other directors continued after the 1994 annual meeting of shareholders, as follows: A. M. Gleason, Wayland R. Hicks, Jean Vollum and Delbert W. Yocam until the 1995 annual meeting of shareholders and Paul E. Bragdon and Paul
C. Ely, Jr., until the 1996 annual meeting of shareholders.  Richard
W. Sonnenfeldt and Andrew V. Smith retired as directors on September
21, 1994.

      At the meeting, the shareholders also voted to approve amendments to the Company's Stock Incentive Plan (the "Amendments"). The number of shares voted for approval of the Amendments was 16,527,650, the number voted against approval was 9,729,786, the number abstaining was 109,534 and the number of broker non-votes was 2,305. A description of the Amendments, together with a copy of the Stock Incentive Plan, as amended, is contained on pages 20 through 25 and at Appendix A, respectively, of the definitive proxy statement filed herewith as an exhibit. The description of the Amendments and the copy of the Stock Incentive Plan, as amended, contained in the definitive proxy statement are incorporated herein by this reference.



ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (10)  (i)  Executive Severance Agreement, as amended.

               (ii)  Amendment to Supplemental Executive Retirement
                     Agreement.

          (27)       Financial Data Schedule

          (99) Definitive proxy statement dated August 3, 1994, for the annual meeting of shareholders of Tektronix, Inc., held September 22, 1994, including the Stock Incentive Plan, as amended, previously filed on August 15, 1994, SEC File No. 1-4837.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



October 7, 1994               TEKTRONIX, INC.



                            By___________________________

                                     Carl W. Neun

                                     Vice President and

                                     Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                            Sequential
Number              Document Description                          Page Number
_______             ____________________                          ___________

(a) Exhibits


    (10)(i)         Executive Severance Agreement, as amended.

       (ii)         Amendment to Supplemental Executive
                    Retirement Agreement.

    (27)            Financial Data Schedule.

    (99) Definitive proxy statement dated August 3, 1994, for the annual meeting of shareholders of Tektronix, Inc., held September 22, 1994, including the Stock Incentive Plan, as amended, previously filed on August 15, 1994, SEC File No. 1-4837.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.