Form 10-Q
period 1994-11-26
TEKTRONIX INC
filed 1995-01-09
CIK 96879

===========================================================================
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the 13 weeks ended
November 26, 1994, or,


[     ]   Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the transition period from ________________ to _____________________.


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

     Yes ___X___                                No______

AT DECEMBER 28, 1994 THERE WERE 30,804,860 COMMON SHARES OF
TEKTRONIX, INC. OUTSTANDING.

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
- --------------------------------

INDEX
- -----

                                                                  PAGE NO.
                                                                  --------

Financial Statements:

  Condensed Consolidated Balance Sheets -                             2
  November 26, 1994 and May 28, 1994



  Consolidated Statements of Operations -                             3
    for the Thirteen Weeks Ended November 26, 1994
    and the Thirteen Weeks Ended November 27, 1993

    for the Twenty-Six Weeks Ended November 26, 1994
    and the Twenty-Six Weeks Ended November 27, 1993



  Condensed Consolidated Statements of Cash Flows -                   4
    for the Twenty-Six Weeks Ended November 26, 1994
    and the Twenty-Six Weeks Ended November 27, 1993



  Notes to Condensed Consolidated Financial Statements                5



Management's Discussion and Analysis of Financial                     6
Condition and Results of Operations



Part II.   Other Information                                          13



Signatures                                                            14

                     TEKTRONIX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)


                                                                      Nov. 26,      May 28,
(In thousands)                                                            1994         1994
- -------------------------------------------------------------------------------------------
ASSETS
  Current assets:
    Cash and cash equivalents                                       $   36,770   $   42,919
    Accounts receivable - net                                          248,559      267,405
    Inventories                                                        201,631      171,267
    Other current assets                                                58,682       59,054
                                                                    ----------   ----------
      Total current assets                                             545,642      540,645

  Property, plant, and equipment                                       600,550      653,709
    Accumulated depreciation and amortization                         (379,895)    (430,387)
                                                                    ----------   ----------
      Property, plant, and equipment - net                             220,655      223,322

  Property held for sale                                                35,428       39,776
  Deferred tax assets                                                   67,484       79,552
  Other long-term assets                                               167,746      107,854
                                                                    ----------   ----------
       Total assets                                                 $1,036,955   $  991,149
                                                                    ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term debt                                                 $   24,529   $   17,084
    Accounts payable                                                   148,247      161,757
    Accrued compensation                                                66,728       78,877
    Deferred revenue                                                    17,656       18,124
                                                                    ----------   ----------
      Total current liabilities                                        257,160      275,842

  Long-term debt                                                       103,652      104,146
  Other long-term liabilities                                          145,360      141,672


  Shareholders' equity:
    Common stock                                                       196,212      180,883
    Retained earnings                                                  261,019      235,795
    Currency adjustment                                                 58,251       52,811
    Unrealized holding gains on certain
      marketable equity securities                                      15,301           --
                                                                    ----------   ----------
      Total shareholders' equity                                       530,783      469,489
                                                                    ----------   ----------
       Total liabilities and shareholders' equity                   $1,036,955   $  991,149
                                                                    ==========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)


                                         13 weeks to  13 weeks to  26 weeks to  26 weeks to
                                             Nov. 26,     Nov. 27,     Nov. 26,     Nov. 27,
(In thousands except for per share amounts)     1994         1993         1994         1993
- -------------------------------------------------------------------------------------------
Net sales                                 $  348,411   $  317,165   $  661,139   $  607,235

Operating costs and expenses:

  Cost of sales                              188,866      171,951      350,115      326,152

  Research and development                    40,337       37,105       81,643       73,237

   Selling, general, and administrative       93,335       88,703      180,081      172,635
                                          ----------   ----------   ----------   ----------
     Total  operating costs and expenses     322,538      297,759      611,839      572,024

Equity in business ventures net
      earnings (losses)                        1,007         (299)         642       (1,416)
                                          ----------    ---------   ----------   ----------
    Operating income                          26,880       19,107       49,942       33,795

Other expense - net                            2,054        1,750        3,507        5,143
                                          ----------   ----------   ----------   ----------
    Earnings before taxes                     24,826       17,357       46,435       28,652

Income taxes                                   6,454        5,902       12,073        7,466
                                          ----------    ---------   ----------   ----------
    Net earnings                          $   18,372   $   11,455   $   34,362   $   21,186

Earnings per share                        $     0.60   $     0.37   $     1.13   $     0.69

Dividends per share                             0.15         0.15         0.30         0.30

Average shares outstanding                    30,537       30,608       30,380       30,558














The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       3

                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                   26 weeks to  26 weeks to
                                                                      Nov. 26,     Nov. 27,
(In thousands)                                                            1994         1993
- -------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                      $   34,362  $    21,186
Adjustments to reconcile net earnings to cash
from operating activities:
  Depreciation expense                                                  20,268       27,623
  Deferred tax assets                                                    1,847           41
  Accounts receivable                                                   21,977       16,988
  Inventories                                                          (28,208)     (12,774)
  Other current assets                                                   1,084        9,087
  Accounts payable                                                     (17,740)     (21,573)
  Accrued compensation                                                 (12,977)     (26,636)
  Other assets                                                         (46,260)      (4,344)
Other-net                                                                1,022        5,317
                                                                    ----------   ----------
Net cash provided
(used) by operating activities                                         (24,625)      14,915

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                        (41,269)     (27,072)
  Proceeds from sale of assets                                          32,124        6,505
  Proceeds from sale of investments                                     18,832        9,378
                                                                    ----------   ----------
    Net cash provided (used) by investing activities                     9,687      (11,189)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                                          7,081      (26,917)
  Issuance of long-term debt                                                --      100,000
  Repayment of long-term debt                                             (566)     (70,039)
  Issuance of common stock                                              19,419          675
  Repurchase of common stock                                            (8,382)          --
  Dividends                                                             (9,138)      (9,162)
                                                                    ----------   ----------
    Net cash provided (used) by financing activities                     8,414       (5,443)

Effect of exchange rate changes                                            375         (759)
                                                                    ----------   ----------
Decrease  in cash and cash equivalents                                  (6,149)      (2,476)
Cash  and cash equivalents at beginning of year                         42,919       30,004
                                                                    ----------   ----------
Cash and cash equivalents at end of quarter                         $   36,770   $   27,528
                                                                    ==========   ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Income taxes paid                                                 $    4,803   $   2,632
  Interest paid                                                          6,224       2,339
NON-CASH INVESTING ACTIVITIES:
  Fair value adjustment to securities available-for-sale                25,502          --
  Income tax effect related to fair value adjustment                    10,201          --

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

INVENTORIES

Inventories consisted of:

                                                                      Nov. 26,      May 28,
(In thousands)                                                            1994         1994
- -------------------------------------------------------------------------------------------
Materials and work in process                                       $  105,134   $   89,341
Finished goods                                                          96,497       81,926
                                                                    ----------   ----------
  Inventories                                                       $  201,631   $  171,267
                                                                    ==========   ==========

INVESTMENTS

      At the beginning of the year, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
SFAS No. 115 supersedes SFAS No. 12 which generally required investments in marketable equity securities to be carried at the lower of aggregate market or amortized cost. Under SFAS No. 115, the Company now classifies its minority equity investments in certain marketable securities as available-for-sale and reports them at fair value in the consolidated balance sheet. The aggregate fair value of these investments at November 26, 1994 was $29.7 million. The unrealized gain of $25.5 million, net of the related deferred income tax effect of $10.2 million, is reported as a separate component of shareholders' equity.



SHORT-TERM AND LONG-TERM DEBT

      Subsequent to the end of the quarter ending November 26, 1994, the Company extended the $150.0 million revolving credit agreement with Morgan Guaranty Trust Company of New York as agent from a maturity date of March 10, 1996 to December 1, 1998.

INCOME TAXES

The provision for income taxes consisted of:

                                         13 weeks to  13 weeks to  26 weeks to  26 weeks to
                                            Nov. 26,     Nov. 27,     Nov. 26,     Nov. 27,
(In thousands)                                  1994         1993         1994         1993
- -------------------------------------------------------------------------------------------
United States                             $    1,908   $    4,957   $    3,864   $    5,402
State                                            477          735          966        1,350
Foreign                                        4,069          210        7,243          714
                                          ----------   ----------   ----------   ----------
  Income taxes                            $    6,454   $    5,902   $   12,073   $    7,466
                                          ==========   ==========   ==========   ==========

     The provision for income taxes was calculated at estimated annual effective  rates of 26% and 34% ,respectively, for the quarters  ended
November  26, 1994 and November 27, 1993.  The provision  for  the  26 weeks  ended November 27, 1993 was reduced by a first quarter gain  of
$2.3  million  on  recalculation  of  deferred  income  tax  benefits, primarily  as  a  result of the enactment of federal  tax  legislation increasing the corporate income tax rate from 34% to 35%.

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

At  the  end  of the second quarter (November 26, 1994),  the  Company maintained  bank credit facilities totaling $305.6 million,  of  which

$282.3  million  was  unused.  The unused  facilities  include  $132.3 million in lines of credit and $150.0 million under a revolving credit agreement from United States and foreign banks.



     Current assets increased by $5.0 million from the prior year end,

May  28,  1994,  due to an increase in inventories, partly  offset  by

reductions  in  cash  and  accounts receivable.   Accounts  receivable

declined by $18.8 million because of the lower average weekly sales in the  second  quarter  compared  to the prior  year's  fourth  quarter.

Inventories increased by $30.4 million during the first six months  as a  result  of  the  Company's preparation to introduce  a  significant number  of new products including new color printers and oscilloscopes and the normal seasonal increase in inventories.



      Net  property, plant and equipment declined by $2.6  million  as depreciation  and  dispositions,  including  the  divestiture  of  the

Circuit  Board  Division,  exceeded new capital additions.   Long-term

deferred  tax assets decreased by $12.1 million primarily due  to  the tax impact from recognition of unrealized holding gains on investments under  SFAS 115, Accounting for Certain Investments in Debt and Equity

Securities, discussed further below under other long-term assets.



      Other long-term assets increased by $59.8 million as a result of the  Company's  investment in equity and notes  of  Merix  Corporation

(formerly  the Circuit Board Division) and the accounting for  certain

investments  in  accordance with SFAS 115.   Under SFAS  115,  certain

investments  in marketable securities are classified as available  for sale  and reported at fair value.  The adjustment to fair value  added

$25.5  million  to  other long term assets, and the unrealized  gains,

less  deferred taxes, are reported in unrealized holding  gains  as  a

separate component of shareholders' equity.   The Company accounts for

its  investment   in Merix Corporation on the equity method  with  the

earnings  impact included in equity in business ventures net  earnings

(losses)  in  the consolidated statements of operations.  The  Company also  recorded several long-term  receivables on sales of real  estate and licensing of technologies in the current year.


      Current liabilities declined by $18.7 million.  Short-term  debt increased $7.4 million.  Accounts payable decreased $13.5 million, and accrued  compensation decreased $12.2 million, due to  the  timing  of some trade payables and restructuring charges, the payment of year-end accruals  for  incentives  and commissions, the  payment  of  employee severance  charged  against restructuring reserves and  lower  accrual requirements because of the disposition of non-strategic  businesses.



            Shareholders'  equity  increased  by  $61.3  million   due

primarily  to  earnings net of dividends, the addition  of  unrealized holding  gains in accordance with SFAS 115 and the exercise  of  stock options.




                           Restructuring Charges



      The  Company  continues  its consolidation  of   facilities  and

reduction  of  workforce, as described in the 1994  Annual  Report  to shareholders,  reducing restructuring reserves  to  approximately  $29

million  at  the  end of the current quarter.    The Company  is  also

proceeding with the discontinuance of  older, low-volume products.


                           Results of Operations



                     26 WEEKS ENDED NOVEMBER 26, 1994



                                    vs.



                     26 WEEKS ENDED NOVEMBER 27, 1993



      In  the  first  half  of fiscal 1995, net  earnings  were  $34.4 million, or $1.13 per share compared with $21.2 million, or $0.69  per share in the first half of fiscal 1994.



      Net  Sales were $661.1 million, an increase of 9% from the prior

year's  total  of  $607.2 million.   All continuing businesses  showed

good  sales  growth  except Network Displays Division.   Other  sales,

which  include the non-strategic businesses disposed of at the end  of last year and during the first quarter, declined from $49.7 million to

$8.0  million.  Sales for continuing business increased  by  17%  from

$557.5 million in 1994 to $653.2 million in 1995.



      Measurement Business Division sales of $332.8 million  increased

9%  from the prior year, with strong growth in communications  and  TV

test  and  electronic  tools and improvement  in  instruments.   Color

Printing  and Imaging Division sales increased 44% to  $197.9  million reflecting  continued  heavy  demand for the  current  printer  lines.

Video   Systems  Division  sales  increased  14%  to  $82.9   million,

benefiting   from  stronger  markets  worldwide  and  from   licensing

revenues.   Network Display Division sales declined  by  7%  to  $39.6 million  as  a  result of the reduction in large one-time  X  terminal sales  in  the  United  States and the continued  decline  in  service revenue from the Company's old terminals business.



      Sales to customers in the United States increased slightly  from

$348.5  million to $349.8 million,  representing 53% of  total  sales.

The majority of the


non-strategic operations sales, represented by the

Other  product class,  were in the United States, and if  these  sales are  excluded from both years, United States sales increased  by  14%.

International  sales  of   $311.4  million  were  up   14%,   due   to

improvements in all major markets.



      Cost  of sales decreased as a percentage of net sales from 53.7%

to  53.0%   due to a better geographic mix of sales, the reduction  of low  margin component sales,  and improved product mix,  partly offset by  the  increasing use of alternative distribution channels  and  the higher  cost  of components. The Company continues to expect  cost  of sales as a percentage of sales to slowly trend higher as more products are sold through alternative distribution channels.



      Research  and development (R&D) remained relatively  flat  as  a percent  of sales at 12.3%.  R&D increased by 11.5% from $73.2 million to  $81.6  million  due principally to higher new product  development

funding.   Selling, general and administrative expense (SG&A) declined as  a  percent of sales from 28.4% to 27.2%.  SG&A rose 4.3% in dollar terms because of higher marketing and distribution expenses associated with  higher  sales volumes.  Both R&D and SG&A were also impacted  by

increased   variable  compensation  due  to  the  Company's   improved

performance.



      Equity  in  business  ventures net  earnings   of  $0.6  million

compared to losses of $1.4 million in the prior year primarily because of the Company's equity in earnings of Merix Corporation (formerly the

Company's  Circuit Board Division) in the current year.   The  Circuit

Board Division was still a part of the Company in 1994.



      Other expense declined due primarily to higher gains on sales of stock in other companies.


      The  provision  for income taxes increased  by   62%,  which  is

consistent with the increase in earnings before taxes.  The  Company's calculated  effective annual tax rate is 26% compared to  34%  in  the prior  year,  but the effect of this reduction is offset by  the  $2.3 million  gain  from  recalculation of deferred tax  benefits  in  last year's  first quarter.  The reduction in the current year tax rate  is due primarily to the capitalization, for tax purposes, of the costs of a major research and development project.



      Net  earnings were 62% higher than the prior year, due to higher sales  and gross margins, improved business venture results and  lower other expense, partly offset by higher R&D and SG&A expenses.







                     13 WEEKS ENDED NOVEMBER 26, 1994



                                    vs.



                     13 WEEKS ENDED NOVEMBER 27, 1993



      In  the  second quarter of fiscal 1995, net earnings were  $18.4 million, or $0.60 per share compared with $11.5 million, or $0.37  per share in the second quarter of fiscal 1994.



      Net  Sales  were $348.4 million,  up 9.9% from the  prior  year.

Sales  of  Measurement Business, Color Printing and Imaging and  Video

Systems were higher, while Network Displays' sales declined and  Other sales,  which include the non-strategic businesses disposed of at  the end  of  last year and during the first quarter, dropped sharply  from

$24.8  million  to  $1.4  million.    Sales  for  continuing  business

increased  by  19%  from $292.4 million in 1994 to $347.0  million  in

1995.

      Measurement Business sales of $178.7 million were up 10.1%  from the  prior year due to acceptance of new products and improvements  in

European and Asian markets. Color Printing and Imaging sales increased

48.7%  to $108.4 million, continuing the strong growth trend  in  both domestic and international markets.  Video Systems sales grew 15.2% to

$40.1  million  from  generally improving market conditions.   Network

Displays  sales were 11.6% lower at $19.8 million as a result  of  the reduction in large one-time X terminal sales in the United States  and the  continued  decline  in service revenue  from  the  Company's  old terminals business.



      Sales to customers in the United States were essentially flat at

$180.3 million, representing 52% of total sales.  The majority of  the

non-strategic  operations sales, represented  by  the  Other   product

class,   were  in the United States, and if these sales  are  excluded from both years, United States sales increased  by 13%.  International sales  of  $168.1 million were up 23% from $137.1 million in the prior year,  with  strong growth in Japan and the rest of the  Pacific,  and good improvement over last year in Europe.



      Product  orders  for the quarter were $334 million  versus  $281 million  in  the  prior  year's quarter, with  strong  growth  in  all international markets and continuing improvement in the United States.



     Cost of sales amounted to 54.2% of net sales, flat with the prior

year.    A better geographic mix of sales, the reduction of low margin component  sales  and improved product mix in each of  the  businesses

were   offset   primarily  by  the  increasing  use   of   alternative

distribution channels and the higher cost of components.



      Research and development (R&D) remained relatively constant as a percent  of sales at 11.6%.  R&D expenditures increased by  8.7%  over last  year due principally to higher new product development  funding.

Selling,  general  and  administrative


expense (SG&A)  declined  as  a

percent  of  sales from 28.0% to 26.8%, but was 5.2% higher  than  the

prior  year,  in  dollar  terms,  because  of  higher  marketing   and

distribution expenses associated with higher sales volumes.  Both  R&D and SG&A were also impacted by increased variable compensation due  to the Company's improved performance.

      Equity  in  business  ventures net  earnings   of  $1.0  million

compared to losses of $0.3 million in the prior year primarily because of  the  Company's  equity  in earnings of Merix  Corporation  in  the current quarter.

      Income taxes increased from $5.9 million to $6.5 million due  to higher  earnings before taxes in the current quarter partially  offset

by  a  lower  effective  annual tax rate.   The  Company's  calculated

effective annual tax rate is 26% compared to 34% in the second quarter of the prior year.

     Net earnings of $18.4 million were 60% higher than the prior year due primarily to higher sales.



PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits

           (3)      Bylaws,as amended.


          (27)      Financial Data Schedule


      (b)  A report on Form 8-K was filed during the quarter for which this

report   is   filed.    The  report  was  dated   October   7,   1994   and

covered   items   5  and  7.   A  Consolidated  Statement   of   Operations

for  the  52  weeks  ended  August 27, 1994  was  filed  as  Exhibit  1  to this report.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange  Act  of

1934,  the Registrant has duly caused this report to be signed on  its behalf by the undersigned thereunto duly authorized.







January 6, 1995                         TEKTRONIX, INC.






                                        By /s/ CARL W. NEUN
                                           __________________

                                        Carl W. Neun

                                        Vice President and
                                        Chief Financial Officer


                  EXHIBIT INDEX

Exhibit
Number          Document Description
_______         ____________________

(a)  Exhibits

      (3)       Bylaws, as amended.

     (27)       Financial Data Schedule.

(b) A report on Form 8-K was filed during the quarter for which this report is filed. The report was dated October 7, 1994 and covered items 5 and 7. A Consolidated Statement of Operations for the 52 weeks ended August 27, 1994 was filed as Exhibit 1 to this report.













                                      14



