Form 10-Q
period 1995-02-25
TEKTRONIX INC
filed 1995-04-07
CIK 96879

===========================================================================


                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the 13 weeks ended
February 25, 1995, or,



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

     Yes ___X___                                No______

AT March 30, 1995 THERE WERE 31,046,675 COMMON SHARES OF
TEKTRONIX, INC. OUTSTANDING.

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
- --------------------------------

INDEX
- -----

                                                                  PAGE NO.
                                                                  --------

Financial Statements:

  Condensed Consolidated Balance Sheets -                             2
  February 25, 1995 and May 28, 1994



  Condensed Consolidated Statements of Operations -                   3
    for the Thirteen Weeks Ended February 25, 1995
    and the Thirteen Weeks Ended February 26, 1994

    for the Thirty-Nine Weeks Ended February 25, 1995
    and the Thirty-Nine Weeks Ended February 26, 1994



  Condensed Consolidated Statements of Cash Flows -                   4
    for the Thirty-Nine Weeks Ended February 25, 1995
    and the Thirty-Nine Weeks Ended February 26, 1994



  Notes to Condensed Consolidated Financial Statements                5



Management's Discussion and Analysis of Financial                     6
Condition and Results of Operations



Part II.   Other Information                                          13



Signatures                                                            14


                     TEKTRONIX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)


                                                                     Feb. 25,      May 28,
(In thousands)                                                           1995         1994
- ------------------------------------------------------------------------------------------
ASSETS
  Current assets:
    Cash and cash equivalents                                      $   26,672   $   42,919
    Accounts receivable - net                                         261,600      267,405
    Inventories                                                       224,998      171,267
    Other current assets                                               66,614       59,054
                                                                   ----------   ----------
      Total current assets                                            579,884      540,645

  Property, plant, and equipment                                      590,068      653,709
    Accumulated depreciation and amortization                        (371,736)    (430,387)
                                                                   ----------   ----------
      Property, plant, and equipment - net                            218,332      223,322

  Property held for sale                                               34,916       39,776
  Deferred tax assets                                                  69,972       79,552
  Other long-term assets                                              184,464      107,854
                                                                   ----------   ----------
       Total assets                                                $1,087,568   $  991,149
                                                                   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term debt                                                $   56,365   $   17,084
    Accounts payable                                                  153,070      161,757
    Accrued compensation                                               70,566       78,877
    Deferred revenue                                                   22,066       18,124
                                                                   ----------   ----------
      Total current liabilities                                       302,067      275,842

  Long-term debt                                                      103,654      104,146
  Other long-term liabilities                                         131,788      141,672

  Shareholders' equity:
    Common stock                                                      199,098      180,883
    Retained earnings                                                 277,965      235,795
    Currency adjustment                                                59,477       52,811
    Unrealized holding gains on certain
      marketable equity securities                                     13,519           --
                                                                   ----------   ----------
      Total shareholders' equity                                      550,059      469,489
                                                                   ----------   ----------
       Total liabilities and shareholders' equity                  $1,087,568   $  991,149
                                                                   ==========   ==========





The accompanying notes are an integral part of these condensed consolidated financial statements.


                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                13 weeks to               39 weeks to
                                           Feb. 25,     Feb. 26,     Feb. 25,     Feb. 26,
(In thousands except for per share amounts)    1995         1994         1995         1994
- ------------------------------------------------------------------------------------------
Net  sales                               $  364,865   $  332,825   $1,026,004   $  940,060

Operating costs and expenses:

  Cost of sales                             202,352      180,922      552,467      507,074

  Research and development                   38,019       38,402      119,662      111,639

   Selling, general, and administrative      94,616       89,657      274,697      262,292
                                         ----------   ----------   ----------   ----------
     Total  operating costs and expenses    334,987      308,981      946,826      881,005

Equity in business ventures net
      earnings (losses)                          63       (1,049)         705       (2,465)
                                         ----------   ----------   ----------   ----------
    Operating income                         29,941       22,795       79,883       56,590

Other expense (income) - net                    789         (657)       4,296        4,486
                                         ----------   ----------   ----------   ----------
    Earnings before taxes                    29,152       23,452       75,587       52,104

Income taxes                                  7,580        7,973       19,653       15,439
                                         ----------   ----------   ----------   ----------
    Net earnings                         $   21,572   $   15,479   $   55,934   $   36,665
                                         ==========   ==========   ==========   ==========


Earnings per share                       $     0.70   $     0.51   $     1.83   $     1.20

Dividends per share                            0.15         0.15         0.45         0.45

Average shares outstanding                   30,811       30,269       30,520       30,441













The accompanying notes are an integral part of these condensed consolidated financial statements.


                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                          39 weeks to
                                                                     Feb. 25,     Feb. 26,
(In thousands)                                                           1995         1994
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                     $   55,934   $   36,665
Adjustments to reconcile net earnings to cash
from operating activities:
  Depreciation expense                                                 30,304       40,871
  Accounts receivable                                                  12,424        1,530
  Inventories                                                         (49,845)      (7,900)
  Other current assets                                                 (5,985)       6,006
  Accounts payable                                                    (12,417)      (9,205)
  Accrued compensation                                                 (9,489)     (24,504)
  Other assets                                                        (73,960)      (2,647)
  Other liabilities                                                   (11,442)     (16,318)
  Other-net                                                             1,636        2,705
                                                                   ----------   ----------
Net cash provided (used) by operating activities                      (62,840)      27,203

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant, and equipment                       (68,861)     (39,118)
  Proceeds from sale of assets                                         50,769        9,711
  Proceeds from sale of investments                                    24,754       13,442
                                                                   ----------   ----------
    Net cash provided (used) by investing activities                    6,662      (15,965)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                                        38,817       (6,692)
  Issuance of long-term debt                                               --      100,000
  Repayment of long-term debt                                            (568)     (70,039)
  Issuance of common stock                                             23,805        7,067
  Repurchase of common stock                                           (8,382)     (25,964)
  Dividends                                                           (13,764)     (13,587)
                                                                   ----------   ----------
    Net cash provided (used) by financing activities                   39,908       (9,215)

Effect of exchange rate changes                                            23          444
                                                                   ----------   ----------
Increase  (Decrease) in cash and cash equivalents                     (16,247)       2,467
Cash and cash equivalents at beginning of year                        42,919       30,004
                                                                   ----------   ----------
Cash and cash equivalents at end of quarter                        $   26,672   $   32,471
                                                                   ==========   ==========



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Income taxes paid                                                $    7,386   $    4,504
  Interest paid                                                        11,589        8,721
NON-CASH INVESTING ACTIVITIES:
  Fair value adjustment to securities available-for-sale               22,531           --
  Income tax effect related to fair value adjustment                    9,012           --


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

INVENTORIES

Inventories consisted of:
                                                                     Feb. 25,      May 28,
(In thousands)                                                           1995         1994
- ------------------------------------------------------------------------------------------
Materials and work in process                                      $  126,702   $   89,341
Finished goods                                                         98,296       81,926
                                                                   ----------   ----------
  Inventories                                                      $  224,998   $  171,267
                                                                   ==========   ==========

INVESTMENTS

      At the beginning of the year, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.
SFAS No. 115 supersedes SFAS No. 12 which generally required investments in marketable equity securities to be carried at the lower of aggregate market or amortized cost. Under SFAS No. 115, the Company now classifies its minority equity investments in certain marketable securities as available-for-sale and reports them at fair value in the consolidated balance sheet. The aggregate fair value of these investments at February 25, 1995 was $31.2 million. The unrealized gain of $22.5 million, net of the related deferred income tax effect of $9.0 million, is reported as a separate component of shareholders' equity.



SHORT-TERM AND LONG-TERM DEBT

      During the quarter ended February 25, 1995, the Company extended the $150.0 million revolving credit agreement with Morgan Guaranty Trust Company of New York as agent from a maturity date of March 10, 1996 to December 1, 1998.

INCOME TAXES

The provision for income taxes consisted of:

                                                13 weeks to               39 weeks to
                                           Feb. 25,     Feb. 26,     Feb. 25,     Feb. 26,
(In thousands)                                 1995         1994         1995         1994
- ------------------------------------------------------------------------------------------
United States                            $    4,339   $    5,110   $    8,203   $   10,512
State                                         1,085        1,278        2,051        2,628
Foreign                                       2,156        1,585        9,399        2,299
                                         ----------   ----------   ----------   ----------
  Income taxes                           $    7,580   $    7,973   $   19,653   $   15,439
                                         ==========   ==========   ==========   ==========

     The provision for income taxes was calculated at estimated annual effective rates of 26% and 34%, respectively, for the quarters ended February 25, 1995 and February 26, 1994. The provision for the 39 weeks ended February 26, 1994 was reduced by a first quarter gain of $2.3 million on recalculation of deferred income tax benefits, primarily as a result of the enactment of federal tax legislation increasing the corporate income tax rate from 34% to 35%.

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

At  the  end  of  the  third quarter (February 25,1995),  the  Company maintained  bank credit facilities totaling $312.6 million,  of  which

$257.1  million  was  unused.  The unused  facilities  include  $107.1 million in lines of credit and $150.0 million under a revolving credit agreement from United States and foreign banks.

      Current  assets increased by $39.2 million from the  prior  year

end,   due  to  an  increase in inventories and other current  assets,

partly   offset  by  reductions  in  cash  and  accounts   receivable.

Inventories  increased by $53.7 million as the  Company  introduced  a number  of new products, including color printers, video products  and

measurement  products,  and  experienced higher  order  rates.   Other

current  assets  increased by $7.6 million due to the recording  of  a note  receivable of $15.3 million on sale of a building, partly offset

by  reductions  in deferred taxes and other prepaid items.    Accounts

receivable  declined  by $5.8 million because  of  the  lower  average weekly  sales in the third quarter compared to the prior year's fourth quarter.

      Net  property, plant and equipment declined by $5.0  million  as depreciation  and  dispositions,  including  the  divestiture  of  the

Circuit  Board  Division,  exceeded new capital additions.   Long-term

deferred tax assets decreased by $9.6 million primarily due to the tax impact  from  recognition of unrealized holding gains  on  investments under  SFAS 115, Accounting for Certain Investments in Debt and Equity

Securities, discussed further below under other long-term assets.

     Other long-term assets increased by $76.6 million as a result of the  Company's  investment in equity and notes  of  Merix  Corporation

(formerly  the Circuit Board Division) and the accounting for  certain

investments  in  accordance with SFAS 115.   Under SFAS  115,  certain

investments  in marketable securities are classified as available  for sale  and reported at fair value.  The adjustment to fair value  added

$22.5 million to other long term assets and the unrealized gains, less deferred taxes, are reported in unrealized holding gains as a separate

component  of  shareholders' equity.   The Company  accounts  for  its

investment   in  Merix  Corporation on  the  equity  method  with  the

earnings  impact included in equity in business ventures net  earnings

(losses)  in  the consolidated statements of
operations.   The  Company  also  recorded  several  long  term  notes

receivable on  sales  of  real estate and licensing of technologies in the current year.

      Current liabilities increased by $26.2 million.  Short-term debt

rose  by   $39.3 million primarily to fund working capital.   Accounts

payable  decreased  $8.7  million, and accrued compensation  decreased

$8.3   million,  due  to  the  timing  of  some  trade  payables   and

restructuring  activities,  the  payment  of  year-end  accruals   for

incentives and commissions, the payment of employee severance  charged against  restructuring reserves and lower accrual requirements because

of  the  disposition of non-strategic  businesses.   The  decrease  in

accrued compensation was net of $13.6 million reclassified from  long-

term liabilities.

      Other  long-term liabilities decreased $9.9 million due  to  the reclassification  to accrued compensation, partly  offset  by  pension

accruals.  Shareholders'  equity  increased  by   $80.6  million   due

primarily   to  earnings  net   of   dividends,   favorable   currency

adjustments  due  to  the  depreciating  United  States  dollar,   the

addition of unrealized holding gains in accordance with SFAS  115  and the exercise of stock options.





                           Restructuring Charges



      The  Company  continues  its consolidation  of   facilities  and

reduction  of  workforce, as described in the 1994  Annual  Report  to shareholders,  reducing restructuring reserves  to  approximately  $19

million  at  the  end of the current quarter.    The Company  is  also

proceeding with the discontinuance of  older, low-volume products.

                           RESULTS OF OPERATIONS


                     39 WEEKS ENDED FEBRUARY 25, 1995

                                    vs.

                     39 WEEKS ENDED FEBRUARY 26, 1994


     In the first nine months of fiscal 1995, net earnings were  $55.9 million, or $1.83 per share compared with $36.7 million, or $1.20  per share in the first nine months of fiscal 1994.

     Net Sales were $1,026.0 million, an increase of 9% from the prior year's  total  of  $940.1  million.  Sales  from  continuing  business increased  by 17% from $867.5 million in 1994 to $1,017.2  million  in

1995.    Other  sales,  which  include  the  non-strategic  businesses disposed  of  at  the end of last year and during the  first  quarter,

declined  from  $72.6 million to $8.8 million.  CAChe Scientific,  Inc was  sold  in the current quarter completing the disposition  of  non-

strategic   businesses  contemplated by  the  Company's  restructuring

plan.   Therefore, there will be no sales reported as other  sales  in the fourth and subsequent quarters.

     Measurement Business Division  sales of $516.3 million  increased

9%  from the prior year, with strong growth in communications  and  TV

test  and  electronic  tools and improvement  in  instruments.   Color

Printing  and Imaging Division sales increased 41% to  $308.6  million reflecting strong growth from new products which are helping  to  fuel growth  in  the  color printer market.  Video Systems  Division  sales increased  20%  to  $129.6 million, benefiting from  stronger  markets

worldwide  and  the  introduction of new products.   Network  Displays

Division sales declined by 8% to $62.7 million due to the reduction in large one-time X terminal sales in the United States and the continued

decline in service revenue from the Company's old terminals business.

      Sales  to  customers in the United States declined  from  $526.1 million  to  $517.1  million,  representing 50% of  total  sales.  The majority  of  the non-strategic businesses sales were  in  the  United

States, and if these sales are excluded from both years, United States

sales  increased   by  10%  from $464.4  million  to  $510.9  million.

International  sales  of   $508.9  million  were  up   23%,   due   to

improvements   in  all  major  markets.   International   sales   from

continuing  businesses  were  up 26% from  $403.0  million  to  $506.3 million.

      Cost  of sales was essentially flat as a percentage of net sales

at  53.8%.   A better geographic mix of sales,  the reduction  of  low

margin  component  sales  and improved product  mix  in  each  of  the businesses were offset by the higher cost of components and increasing use  of  alternative  distribution channels.  While  the  Company  has experienced  in  the  past  and expects to experience  in  the  future quarterly fluctuations in its cost of sales as a percentage of  sales,

the Company continues to expect cost of sales as a percentage of sales to  slowly  trend higher as more products are sold through alternative distribution channels.

     Research and development expenses (R&D) remained essentially flat as  a  percent  of sales.  R&D increased by 7% to $119.7  million  due

principally  to  higher  new  product development  funding.   Selling,

general,  and administrative expenses (SG&A) declined as a percent  of sales  from 27.9% to 26.8%.  SG&A increased by 5% in dollar terms  due to  higher  selling and distribution expenses associated  with  higher

sales  volumes.   Both  R&D and SG&A were also impacted  by  increased

variable compensation due to the Company's improved performance.

      Equity  in  business  ventures  net  earnings  of  $0.7  million compared to losses of $2.5 million in the prior year primarily because of the Company's equity in earnings of Merix Corporation (formerly the

Company's  Circuit Board Division) in

the current year.   The Circuit Board Division was still a part of the

Company in 1994.

      The  income  tax provision increased because of the increase  in earnings  before taxes, partly offset by a reduction in the  Company's effective annual tax rate from 34% in 1994 to 26% in the current year.

The  reduction  in the current year tax rate is due primarily  to  the capitalization, for tax purposes, of the costs of a major research and

development  project.   The  resulting  taxable  income  enabled   the

realization of additional foreign tax credit carryovers.  The  Company expects  the  effective annual tax rate to increase next year  and  in future  years  after  remaining  foreign  tax  credit  carryovers  are realized.

      Net  earnings  were 53% higher than the prior year,  due  to  an increase  in  sales accompanied by a lesser increase in  R&D and  SG&A expenses,  and improved business venture results.






                     13 WEEKS ENDED FEBRUARY 25, 1995

                                    vs.

                     13 WEEKS ENDED FEBRUARY 26, 1994


      In  the  third quarter of fiscal 1995, net earnings  were  $21.6 million, or $0.70 per share compared with $15.5 million, or $0.51  per share in the third quarter of fiscal 1994.

     Net Sales were $364.9 million,  up 10% from the prior year. Sales from  continuing business increased by 17% from $310.0 million in 1994 to  $364.1  million  in  1995.  Other sales, which  include  the  non-

strategic  businesses disposed of at the end of last year  and  during the first quarter, dropped sharply from $22.8 million to $0.8 million.

      Measurement Business sales of $183.4 million were up 9% from the

prior   year   due  to  acceptance  of  new  products,   strength   in

communications  and TV test and electronic tools, and improvements  in

European  and  Asian  markets.   Color  Printing  and  Imaging   sales

increased 36% to $110.8 million, continuing the strong growth from new products which are helping to fuel growth in the color printer market.

Video  Systems  sales grew 33% to $46.7 million as the  Company  began shipping  a  number  of  new products during  the  quarter,  and  from generally  improving market conditions.  Network Displays  sales  were lower  due to the reduction in large one-time X terminal sales in  the

United  States and the continued decline in service revenue  from  the

Company's old terminals business.

      Sales to customers in the United States decreased 3% from $177.6

million  to  $172.7  million, representing 47% of  total  sales.   The

majority  of  the non-strategic businesses sales were  in  the  United

States, and if these sales are excluded from both years, United States sales  increased  by 8%.  International sales of  $192.2 million  were up  24%  from $155.2 million in the prior year, with strong growth  in

all   geographic   regions.   International  sales   from   continuing

businesses were up 27% from $151.5 million to $192.2 million.

      Product  orders for the quarter were $366.6 million, 31%  higher than  the  prior  year's  third quarter, with  strong  growth  in  all businesses and in all geographic regions.

      Cost  of sales amounted to 55.5% of net sales, compared to 54.4%

in the prior year. The increase was due primarily to increasing use of

alternative   distribution  channels  and  to  the  higher   cost   of

components,  partly  as a result of the strong  Japanese  yen.   These

impacts were  partially offset by a better geographic mix of sales and the reduction of low margin component sales.

      Research and development expense (R&D) declined as a percent  of

sales  from  11.5%   to  10.4%.  Selling, general  and  administrative

expense  (SG&A)  declined as a percent of sales from 26.9%  to  25.9%.

These  improvements were the result of higher sales and the  Company's continued  cost controls.  SG&A, in dollar terms, was 6%  higher  than the  prior year because of higher marketing and distribution  expenses

associated  with higher sales volumes.   Both R&D and SG&A  were  also

impacted  by  increased variable compensation  due  to  the  Company's improved performance.

      Income taxes decreased from $8.0 million to $7.6 million due  to the  Company's lower effective annual tax rate of 26% compared to  34%

in the prior year.

     Net earnings of $21.6 million were 39% higher than the prior year due  primarily  to higher sales and the containment of  R&D  and  SG&A expenses, partly offset by higher cost of sales.





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







April 6, 1995                           TEKTRONIX, INC.






                                        By /s/ CARL W. NEUN
                                        ___________________________


                                        Carl W. Neun

                                        Vice President and
                                        Chief Financial Officer