Form 10-K
period 1995-05-27
TEKTRONIX INC
filed 1995-08-10
CIK 96879

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 27, 1995 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____ to ____ Commission file number 1-4837

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___X___.  No_______.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,562,135,114 at July 31, 1995.

         At July 31, 1995 there were 33,380,920 Common Shares of the Registrant outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    ___________________________________

Document                             Part of 10-K into which incorporated
________                             ____________________________________
Registrant's Proxy Statement         Part III
dated August 3, 1995

1995 Annual Report to Shareholders   Parts I, II and IV

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

          Tektronix' products cover a wide range of electronic equipment. The Company's products may be grouped into three classes of similar products as follows: (i) measurement business products, (ii) color printing and imaging products and (iii) video and networking products. Measurement business products include digital and analog oscilloscopes, general purpose test instruments, television waveform monitors, vectorscopes, signal generators, logic analyzers, card-modular test instruments, spectrum analyzers, cable testers, optical fiber testers, cameras, probes and related products. Color printing and imaging products include color printers and related products and supplies. Video and networking products include studio production equipment, signal processing and distribution equipment, transmission systems, graphics terminals and related products.


                             Products
                             ________

          The table below sets forth the contribution to total net sales of the Company's product groupings for the last three fiscal years (in thousands of dollars).

            Measurement       Color Printing       Video and
             Business          and Imaging         Networking      Other
             Products            Products         Products (2)     Products (3)
          _______________    _______________    _______________    ______________
          Amount  Percent    Amount  Percent    Amount  Percent    Amount Percent
          ______  _______    ______  _______    ______  _______    ______________

1993 (1)  $708,657  54.2%    $248,413  19.0%    $250,866  19.2%    $98,703    7.6%

1994 (1)  $671,042  50.6%    $313,475  23.7%    $241,832  18.3%    $98,632    7.4%

1995 (1)  $731,197  49.7%    $455,041  30.9%    $276,813  18.8%    $ 8,727     .6%
__________

<F1>(1)  During 1995 the Company acquired Microwave Logic, Inc. under a pooling of interests, and the Company's financial results for 1993, 1994 and 1995 have been restated to include Microwave Logic's results for these three fiscal years.

<F2>(2)  This is a combination of the Video Systems and Network Displays products groups which were reported as separate groups in 1994.

<F3>(3)  The Other product grouping includes the historic net sales to third parties by the non-strategic components and other business operations that the Company divested in 1994 and 1995.

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

          Measurement business products also include video and audio test products. Video and audio test products include vectorscopes, waveform monitors, signal generators, automated test equipment, demodulators, aural modulation monitors and synchronizers which are used primarily by the television industry to test and display the quality of video and audio signals. The resolution of images and the fidelity of sounds, as well as the stability of the signals that carry them, are essential to program quality. Tektronix' video and audio test products excel at the many forms of test and measurement vital to creating and maintaining signals of the highest quality.

          Market changes are driving the development of new categories of products from Tektronix. The proliferation of electronic technology is requiring technicians and craftspeople to use smart electronic tools for electronic problem detection in areas such as automotive and electrical equipment repair and maintenance. TekTools , Tektronix' line of hand-held, smart and rugged products, are designed specifically for these markets. Under the TekTools brand are a number of products such as a family of Digital Multimeters and a new line of products, the TekMeter family, that combine the functionality of a multimeter and oscilloscope into one product, and a number of accessories. An automotive version of the TekMeter has been developed for automotive electronic troubleshooting and repair and is being distributed to automotive service centers through third-party distributors that specialize in distribution to the automotive market. Currently, the TekTools product family includes products priced from below $100 up to about $2,000.

          While TekTools are battery powered portable products, the Company also markets a line of lower priced benchtop basic instruments such as frequency counters, multimeters, power supplies and oscilloscopes under the Tek Bench trademark. Applications include education, light manufacturing, electronic troubleshooting and basic electronic design.

          Other measurement business products include logic analyzers, spectrum analyzers and cable and fiber optic testers.

          Logic analyzers are a principal tool for electronic designers, engineers and technicians in testing and trouble-shooting computers, computer peripheral devices and digital electronic systems and instruments. Logic analyzers capture, display and examine streams of data coded as binary digits
(bits), which are transmitted simultaneously over many channels. The Company's Digital Analysis System (DAS), a broad application logic analyzer, combines logic analysis and pattern generation by using card modular plug-in units to permit a range of performance in one system. The DAS is also used by software engineers in the development and optimization of microprocessor-based designs.

          Spectum analyzers are used in communications and other industries to display and measure signal amplitude versus frequency rather than amplitude versus time (the latter being what an oscilloscope displays). It is an essential tool used to design, check and adjust communications transmitting and receiving equipment.

          Products designed for the telecommunications industry play an increasingly important role in the Company's measurement business portfolio. Tektronix is a leading supplier of a broad range of test solutions for emerging networks, designed for ensuring integrity and optimizing performance of networks, and verifying design and assuring quality of communications equipment. Cable testers and fiber optic testers use time-domain-reflectometry techniques to locate faults in metallic and fiber optic cables. Essentially, these instruments send signals from one end of a cable and then measure the reflection time of the signals to determine the location of the fault. Cable testers and fiber optic testers are widely used in the telecommunication and cable television industries. The Company also has developed a series of products for SDH or SONET transmission testing in the telecommunications industry. The Company's recent acquisition of Microwave Logic, Inc., strengthens the Company's offerings in this product area.

          Other measurement business products include digitizers, signal sources, curve tracers and modular lines of general purpose test instruments.


Color Printing and Imaging Products
___________________________________

          Tektronix' color printing and imaging products include color printers and related products and supplies.

          Color printers produce full color hard copies of images produced by personal computers, workstations and terminals. Most of the Company's printers are compatible with the Postscript industry standard page description language, which specifies how an image is transferred to hard copy. By adopting the Postscript standard, color printers can be used in conjunction with a wide range of third-party graphics software. Tektronix produces color printers using thermal wax, solid ink jet, liquid ink jet, dye sublimation and laser technologies. The printers are controlled by software designed and implemented by the Company. Tektronix has developed proprietary technology that uses solid sticks of ink, of the Company's own formulation, that are melted and then jetted onto the paper. This technology produces vivid and stable images, allows printing on plain rather than coated paper and can be applied to a wide range of sizes and gauges of paper.

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

          Tektronix has been manufacturing and selling color printers for over ten years. Early users were graphics artists, engineers and scientists. More recently workgroup office users have also become significant users of the Company's color printers.

          In March of 1995, the Company introduced its Phaser 340, a new desktop color printer that provides a high print speed on virtually any office paper. The Phaser 340 printer combines laser-class speed and solid-ink simplicity intended to broaden the appeal of color for the average business user and help move color into the office printing environment.

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

Video and Networking Products
_____________________________

          The increasing use of television to communicate a broad array of information and entertainment has created markets for a number of products that support the development of "content" for distribution by television signals. As television distribution systems become more powerful, there is greater potential for increased usage via integration of computer applications with television. Those trends, coupled with the increasing use of cable and satellite to distribute content, are expanding the market for Tektronix' video products. These trends may result in increased demand for lower cost production products based on industry standard platforms and for systems that support the development and distribution of new forms of content.

          Most video products are from The Grass Valley Group, Inc. ("Grass Valley"), a wholly-owned subsidiary of the Company based in California that manufactures products used by the television industry for program production and distribution. Grass Valley products include studio production equipment, signal processing and distribution equipment and transmission systems. Studio production equipment is used in the creative process of television program production and assembly. Production equipment products include production switchers, special effects devices and editing controllers. Production switchers allow an operator to select signals from various sources, such as cameras, video tape recorders and network or remote transmissions, and to combine these signals into the continuous program seen by the viewing audience. Signal processing and distribution equipment is used in the process of moving signals within a television production facility or between facilities. Such equipment includes routing switchers, amplifiers, timing systems and signal conversion devices. Transmission systems are used in the process of transporting signals between facilities. Transmission system products include fiber optic video transmitter/receiver systems, digital video coders/decoders, cross-connect switches and interactive conferencing systems including distance learning systems. Grass Valley's customers include the television networks, local television stations, post-production houses (which assemble commercials and television programs from recorded footage), telephone and cable companies and corporate and educational users. In 1995 Grass Valley sold its electronic graphics systems business to Digital GraphiX, Inc. (formerly New Microtime Inc.) but it continues to distribute these products under a distribution agreement with Digital GraphiX.

          In June 1995 the Company acquired Lightworks Editing
Systems Limited, a United Kingdom company, and Lightworks Editing
System, Inc., a California corporation ("Lightworks").
Lightworks designs, manufactures and distributes non-linear editing systems used for film and video editing.

          Video products include the Company's new Profile product which is a disk-based, multi-channel video storage and playback system. In contrast to conventional tape storage technology, the Profile system provides instant access to stored video images and better reliability due to the durability of the media.

          The Company's major networking product line is its X terminals, which are standards-based graphics terminals that also provide multiple windowing and networking capability. The Company's X terminals connect users with a host computer and other devices, such as a printer, that make up a computing system. Many X terminal applications involve a central "server" (containing applications and data) connected to multiple terminals, thereby allowing a number of users to access those applications and data. The Company no longer manufactures its older line of proprietary graphics terminals, but it still has a service business for its installed base for such products. This service business has continually declined as the installed base of these proprietary graphics terminals declines.

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

          Networking products include WinDD software that provides Microsoft Windows access to the UNIX desktop.


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

          Tektronix owns substantially all of its manufacturing facilities. Its primary manufacturing facilities are located in or near the Portland, Oregon metropolitan area. Some of Tektronix' products, components and accessories are assembled in the Peoples Republic of China and in Hong Kong. Tektronix recently completed a previously announced plan to transform its Heerenveen plant from a manufacturing operation to a logistics center. Grass Valley's products are manufactured near Grass Valley, California. See Item 2, "Properties" for a more detailed description of the Company's manufacturing facilities.

          Certain Tektronix products are assembled for the Asian market at plants in Tokyo and Gotemba, Japan by Sony/Tektronix Corporation, a Japanese corporation equally owned by Tektronix and Sony Corporation. Sony/Tektronix also designs and manufactures small, lightweight portable oscilloscopes, benchtop semiconductor testers and digitizers in Japan for sale worldwide.


                      Sales and Distribution
                      ______________________

          Tektronix maintains its own worldwide sales engineering and field maintenance organization, staffed with technically trained personnel. Sales in the United States, Canada, Brazil, the United Kingdom, Germany, France, Italy, Spain, The Netherlands, Belgium, Sweden, Denmark, Norway, Finland, Switzerland, The Republic of Ireland, Australia, Austria, Hong Kong, Taiwan, Singapore and Mexico are made primarily through field offices of the Company and its subsidiaries located in principal market areas. Sales of Tektronix products in the Peoples Republic of China are made through liaison offices of a Hong Kong subsidiary of the Company. Sales of joint venture products in the Peoples Republic of China are made by three companies which are joint ventures between Tektronix and three different Peoples Republic of China corporations. Except for Grass Valley products, sales in Japan are made by Sony/Tektronix Corporation. Sales in India are made by Hinditron Tektronix Instruments, Ltd., an Indian company which is 62% owned by Tektronix. Many of the Company's products are sold in whole or in part through independent distributors throughout the United

States and in some other countries. Certain of the Company's independent distributors also sell products manufactured by the Company's competitors. In some countries, all sales are made either directly by Tektronix or by independent representatives to whom Tektronix provides direct technical and administrative assistance. A number of the Tektronix field offices also perform major maintenance and reconditioning operations.

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

          During the last fiscal year, United States Government agencies accounted directly for approximately two percent of Tektronix' consolidated sales as compared with approximately three percent for the prior year. During the last five years, direct sales to United States Government agencies ranged from two to six percent. The balance of sales during each year was distributed among several thousand other customers, with no other single customer accounting for as much as three percent. The Company believes that sales directly related to United States Government expenditures (excluding sales to the United States Government) were approximately three percent of Tektronix' consolidated sales for the last fiscal year. Contracts involving the United States Government are subject, as is customary, to termination by the Government at its convenience.

          Most Tektronix product sales are sold as standard catalog items. Tektronix attempts to fill its orders as promptly as possible. At May 27, 1995, Tektronix' unfilled product orders amounted to approximately $165 million, as compared to approximately $108 million at May 28, 1994. Tektronix expects that substantially all unfilled product orders at May 27, 1995 will be filled during its current fiscal year. Orders received by the Company are subject to cancellation by the customer.


                       International Sales
                       ___________________

          The following table sets forth the breakdown between U.S. and international sales, based upon purchaser location, for each of the last three fiscal years (in thousands of dollars):

                   U.S. Sales              International Sales
               ___________________         ___________________
               Amount      Percent         Amount      Percent
               ______      _______         ______      _______
     1993      $717,995      54.9%         $588,644      45.1%
     1994      $743,794      56.1%         $581,187      43.9%
     1995      $755,079      51.3%         $716,699      48.7%


See "Business Segments" in the Notes to Consolidated Financial Statements at page 33 of the Company's 1995 Annual Report to Shareholders, containing information on sales, operating income and assets by geographic area based upon the location of the seller, which is hereby incorporated by reference.

          Tektronix products are sold worldwide. European sales are made principally in Germany, France, the United Kingdom, Switzerland, Italy, Spain, Sweden, The Netherlands and Austria. Other international sales are principally in Japan, Korea, Canada and Australia. International sales include both export sales from the United States and sales by foreign subsidiaries. Fluctuating exchange rates and other factors beyond the control of Tektronix, such as the stability of international monetary conditions, tariff and trade policies and domestic and foreign tax and economic policies, affect the level and profitability of international sales. The Company is unable to predict the effect of these factors on its business. The Company hedges against certain currency exposures in order to minimize their impact.


                     Research and Development
                     ________________________

          Tektronix operates in an industry characterized by rapid technological change and research and development are important elements in its business. Expenditures during fiscal years ended May 29, 1993, May 28, 1994 and May 27, 1995 for research and development amounted to approximately $158,345,000, $154,263,000 and $164,307,000, respectively. Almost all of these funds were Company-generated.

          Research and development activities are conducted by research and design groups and specialized product development groups within the three operating divisions. These activities include: (i) research on basic devices and techniques (ii) the design and development of products and components and specialized equipment and (iii) the development of processes needed for production. Most of Tektronix' research and development is devoted to enhancing and developing its own products.


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

          Tektronix is a leader in the market for workgroup color printers and the leader in dye sublimation, liquid ink jet, solid ink jet and thermal wax color printers.

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

          Tektronix is the third leading supplier of X terminals.


                            Employees
                            _________

          At May 27, 1995, Tektronix had 7,619 employees, of whom 1,467 were located in foreign countries. Tektronix' employees in the United States and most foreign countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.


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


                Executive Officers of the Company
                _________________________________

          The following are the executive officers of the
Company:

                                                  Has Served As
                                                  An Executive
                                                  Officer of
Name                 Position              Age    Tektronix Since
____                 ________              ___    _______________
Jerome J. Meyer      Chairman of the        57         1990
                     Board, Chief
                     Executive Officer
                     and President

William D. Walker    Vice Chairman of       64         1992 (also
                     the Board, Director               served in
                                                       1990 and
                                                       from 1969
                                                       to 1984)

John P. Karalis      Senior Vice President, 57         1992
                     Corporate Development
                     and Secretary

Carl W. Neun         Senior Vice President  51         1993
                     and Chief Financial
                     Officer

Lucie J. Fjeldstad   Vice President and     51         1995
                     President, Video and
                     Networking Division

Gerald Perkel        Vice President and     39         1995
                     President, Color
                     Printing and
                     Imaging Division

Daniel Terpack       Vice President and     54         1993
                     President, Measurement
                     Business Division

Rudi Lamprecht       Vice President and     46         1994
                     President, European
                     Operations

Timothy E.           Vice President and     42         1991
  Thorsteinson       President, Pacific
                     Operations

                                12

                                                  Has Served As
                                                  An Executive
                                                  Officer of
Name                 Position              Age    Tektronix Since
____                 ________              ___    _______________
John W. Vold         Vice President and     65         1991
                     President, Americas
                     Operations


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

          All of the executive officers named have been employed by Tektronix in management positions for the last five years except: Mr. Jerome J. Meyer who joined Tektronix in 1990 and prior to that time served as President of the industrial business of Honeywell, Inc. ("Honeywell") (from 1988 to 1990), President and Chief Executive Officer of Honeywell Bull, Inc., now known as Bull HN Information Systems, Inc. (from 1987 to 1988) and a Vice President of Honeywell (from 1986 to 1987); Mr. John W. Vold who joined Tektronix in 1991 and from 1987 to 1991 was Executive Vice President of Bull HN Information Systems, Inc., and prior to that time was Vice President of the Airborne Products Division of Unisys Corporation; Mr. Timothy E. Thorsteinson who joined Tektronix in 1991 and from 1990 to 1991 was Director of Quality Performance of National Semiconductor Corporation ("National Semiconductor") and prior to that time held a number of management positions in human resources management at National Semiconductor; Mr. John P. Karalis who joined Tektronix in 1992 and prior to that time was with the law firm of Brown and Bain (from 1989 to 1992) and Vice President and General Counsel of Apple Computer, Inc. (from 1987 to 1989); Mr. Carl W. Neun who joined Tektronix in 1993 and prior to that time served as Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc., (from 1987 to 1993); Ms. Lucie Fjeldstad who joined Tektronix in 1995 and prior to that time was President and CEO of Fjeldstad International (from 1993 to 1995) and Vice President and General Manager, Multimedia of IBM Corporation (from 1990 to 1993); Mr. Rudi Lamprecht who joined Tektronix in 1993 and prior to that time was Sales Manager Europe for the Computer Systems Organization of Hewlett-Packard Company; and Mr. William D. Walker, who is not an employee of the Company and has been a director of the Company since 1980.

Item 2.  Properties.

          A brief description of the location and general characteristics of the significant properties occupied by Tektronix in August of 1995 is set forth below. Tektronix believes that its operations are in compliance in all material respects with requirements relating to environmental quality and energy conservation.

          Tektronix owns a 265-acre industrial park (the "Howard Vollum Park") near Beaverton, Oregon. The Howard Vollum Park includes 23 buildings arranged in a campus-like setting and containing an aggregate of approximately 2.6 million gross square feet of enclosed floor space. A substantial portion of the Company's product manufacturing and administrative activities are located at Howard Vollum Park. The Company's measurement business products are manufactured primarily at Howard Vollum Park. The Company leases certain excess space at the Howard Vollum Park to other corporations.

          The Company's Color Printing and Imaging Division, Network Displays operation and corporate headquarters occupy three buildings containing approximately 596,000 square feet on a 167-acre tract owned by the Company in Wilsonville, Oregon, approximately 16 miles south of Howard Vollum Park. An additional 192,000 square foot building on the Company's Wilsonville property is leased to another corporation.

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

          Tektronix owns a 240-acre site six miles east of Vancouver, Washington (Vancouver is across the Columbia River from Portland, Oregon). The Company has leased the 485,000-square foot manufacturing facility that is situated on the site to another corporation. The property is surplus and the Company is attempting to sell it.

          Grass Valley's operating facilities are primarily housed in ten buildings containing a total of approximately 190,000 square feet of floor space on a 320-acre site owned by Grass Valley near Grass Valley, California, and three buildings containing a total of approximately 151,000 square feet on Grass Valley's 116-acre tract of land in the neighboring town of Nevada City. The Company intends to consolidate these operations on the Nevada City site, and the 320-acre Grass Valley site is currently offered for sale. Grass Valley leases approximately 53,000 square feet for sales offices, primarily in the United States.

          A 109,000 square foot plant owned by Tektronix is located on 23 acres of land in Heerenveen, The Netherlands.

          Tektronix also owns a seven-acre site in Hoddesdon, England, with manufacturing buildings containing about 47,000 square feet which is leased to another corporation. Tektronix is attempting to sell this facility.

          A domestic field office in Chicago, Illinois, consisting of approximately 60,000 square feet, is owned by Tektronix. All other Tektronix U.S. field offices, aggregating approximately 217,000 square feet, are leased.

          Field offices near London (83,000 square feet) and Sydney, Australia (23,000 square feet) are located in buildings owned by the Company. Field offices in other foreign countries occupy leased premises.


Item 3.   Legal Proceedings.

          During this year's fourth quarter the Company settled the claims asserted against it by Mr. Jerome J. Lemelson as described in Item 3. of the Company's 10-K Report for 1994.

          There are no material pending legal proceedings.


Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                             PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

          The information required by this item is included on page 38 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.   Selected Financial Data.

          The information required by this item is included on page 39 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.


Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

          The information required by this item is included on pages 23 through 26 of the Company's 1995 Annual Report to
Shareholders and is incorporated herein by reference.


Item 8.   Financial Statements and Supplementary Data.

          The information required by this item is included on pages 27 through 38 of the Company's 1995 Annual Report to
Shareholders and is incorporated herein by reference.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

               None.


                             PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by this item regarding directors is included under "Board of Directors" and "Election of Directors" on pages 3 to 7 of the Company's Proxy Statement dated
August 3, 1995.

          The information required by this item regarding officers is contained under "Executive Officers of the Company" in Item 1 of Part I hereof.

          The information required by Item 405 of Regulation S-K is included under "Compliance with Section 16(a) of the Exchange
Act" on page 26 of the Company's Proxy Statement dated August 3,
1995.


Item 11.  Executive Compensation.

          The information required by this item is included under "Directors' Compensation" and "Executive Compensation" on pages 7 to 13 of the Company's Proxy Statement dated August 3, 1995.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required by this item is included under "Ownership of Shares" and "Election of Directors" on page 2 and 4 to 7 of the Company's Proxy Statement dated August 3, 1995.


Item 13.  Certain Relationships and Related Transactions.

          None.


                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

     (a)  (1)  Financial Statements.
               ____________________

               The following documents are included in the Company's 1995 Annual Report to Shareholders at the pages indicated and are incorporated herein by reference:

                                          Page in 1995 Annual
                                        Report to Shareholders
                                        ______________________
     Independent Auditors' Report                    27
     Consolidated Statements of Operations           28
     Consolidated Balance Sheets                     29
     Consolidated Statements of Cash Flows           30
     Consolidated Statements of Shareholders'        31
       Equity
     Notes to Consolidated Financial Statements      32 to 38


          (2)  Financial Statement Schedules.
               _____________________________

               No financial statement schedules are required to be filed with this report.


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

               (ii)  Bylaws, as amended.  Incorporated by
                     reference to Exhibit (3) of Form 10-Q
                     dated April 6, 1995, SEC File No. 1-4837.

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

               (ix)  Executive Severance Agreement.

                (x) Retention Incentive Agreement. Incorporated by reference to Exhibit 10(x) of Form 10-K dated August 11, 1994, SEC File No. 1-4837.

               (xi)  Executive Compensation and Benefits
                     Agreement dated as of October 24, 1990.
                     Incorporated by reference to Exhibit
                     (10)(ii) of Form 10-Q dated December 21,
                     1990, SEC File No. 1-4837.

              (xii)  Executive Compensation and Benefits
                     Agreement dated as of March 29, 1993.
                     Incorporated by reference to Exhibit
                     10(xiv) of Form 10-K dated August 11,
                     1994, SEC File No. 1-4837.

             (xiii)  Executive Compensation and Benefits
                     Agreement dated as of November 1, 1993.

              (xiv)  Rights Agreement dated as of August 16,
                     1990.  Incorporated by reference to Exhibit
                     1 of Form 8-K dated August 27, 1990, SEC
                     File No. 1-4837.

               (xv)  Non-Employee Directors' Deferred
                     Compensation Plan, as amended.

              (xvi)  Non-Employee Directors Stock Compensation
                     Plan

             (xvii)  Executive Severance Agreement, as amended.
                     Incorporated by reference to Exhibit 10(i) of Form 10-Q dated October 7, 1994, SEC File
                     No. 1-4837.

            (xviii)  Amendment to Supplemental Executive
                     Retirement Agreement.  Incorporated by
                     reference to Exhibit 10(ii) of Form 10-Q dated October 7, 1994, SEC File No. 1-4837.

            (13)     Portions of the 1995 Annual Report to
                     Shareholders that are incorporated herein by reference.

            (21)     Subsidiaries of the registrant.

            (23)     Independent Auditors' Consent.

            (24)     Powers of Attorney.

            (27)     Financial Data Schedule.

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                             SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TEKTRONIX, INC.

                                         By /s/ CARL W. NEUN
                                           _____________________
                                           Carl W. Neun
                                           Senior Vice President and
                                           Chief Financial Officer
Dated:  August 9, 1995



            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature             Capacity                Date
_________             ________                ____

JEROME J. MEYER*      Chairman, Chief         August 9, 1995
Jerome J. Meyer       Executive Officer,
                      and President


CARL W. NEUN          Senior Vice President   August 9, 1995
Carl W. Neun          and Chief Financial
                      Officer, Principal
                      Financial and
                      Accounting Officer


A. GARY AMES*         Director                August 9, 1995
A. Gary Ames



PAUL C. ELY, JR.*     Director                August 9, 1995
Paul C. Ely, Jr.



A.M. GLEASON*         Director                August 9, 1995
A. M. Gleason

                               20

Signature             Capacity                Date
_________             ________                ____

WAYLAND R. HICKS*     Director                August 9, 1995
Wayland R. Hicks



KEITH R. MCKENNON*    Director                August 9, 1995
Keith R. McKennon



MERRILL A. MCPEAK*    Director                August 9, 1995
Merrill A. McPeak



JEAN VOLLUM*          Director                August 9, 1995
Jean Vollum



WILLIAM D. WALKER*    Director                August 9, 1995
William D. Walker




*By JOHN P. KARALIS                           August 9, 1995
    John P. Karalis
    as attorney-in-fact

                               21

                           EXHIBIT LIST

             (3)(i)  Restated Articles of Incorporation, as
                     amended.  Incorporated by reference to
                     Exhibit (3) of Form 10-Q dated September
                     28, 1990, SEC File No. 1-4837.

               (ii)  Bylaws, as amended.  Incorporated by
                     reference to Exhibit (3) of Form 10-Q
                     dated April 6, 1995, SEC File No. 1-4837.

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

               (ix)  Executive Severance Agreement.

                (x) Retention Incentive Agreement. Incorporated by reference to Exhibit 10(x) of Form 10-K dated August 11, 1994, SEC File No. 1-4837.

               (xi)  Executive Compensation and Benefits
                     Agreement dated as of October 24, 1990.
                     Incorporated by reference to Exhibit
                     (10)(ii) of Form 10-Q dated December 21,
                     1990, SEC File No. 1-4837.

              (xii)  Executive Compensation and Benefits
                     Agreement dated as of March 29, 1993.
                     Incorporated by reference to Exhibit
                     10(xiv) of Form 10-K dated August 11,
                     1994, SEC File No. 1-4837.

             (xiii)  Executive Compensation and Benefits
                     Agreement dated as of November 1, 1993.

              (xiv)  Rights Agreement dated as of August 16,
                     1990.  Incorporated by reference to Exhibit
                     1 of Form 8-K dated August 27, 1990, SEC
                     File No. 1-4837.

               (xv)  Non-Employee Directors' Deferred
                     Compensation Plan, as amended.

              (xvi)  Non-Employee Directors Stock Compensation
                     Plan

             (xvii)  Executive Severance Agreement, as amended.
                     Incorporated by reference to Exhibit 10(i) of Form 10-Q dated October 7, 1994, SEC File
                     No. 1-4837.

            (xviii)  Amendment to Supplemental Executive
                     Retirement Agreement.  Incorporated by
                     reference to Exhibit 10(ii) of Form 10-Q dated October 7, 1994, SEC File No. 1-4837.

            (13)     Portions of the 1995 Annual Report to
                     Shareholders that are incorporated herein by reference.

            (21)     Subsidiaries of the registrant.

            (23)     Independent Auditors' Consent.

            (24)     Powers of Attorney.

            (27)     Financial Data Schedule.