Form 10-Q
period 1995-08-26
TEKTRONIX INC
filed 1995-10-05
CIK 96879

================================================================================

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549

                               Form 10-Q

[  X  ]     Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the 13 weeks ended August 26, 1995, or,



[     ]     Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the transition period from _________ to __________.



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

     Yes ___X___                                No______

AT SEPTEMBER 27, 1995 THERE WERE 33,478,231 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----

                                                                PAGE NO.
                                                                --------

Financial Statements:

  Condensed Consolidated Balance Sheets -                          2
    May 27, 1995 and August 26, 1995



  Consolidated Statements of Operations -                          3
    for the Thirteen Weeks Ended August 26, 1995
    and the Thirteen Weeks Ended August 27, 1994



  Condensed Consolidated Statements of Cash Flows -                4
    for the Thirteen Weeks Ended August 26, 1995
    and the Thirteen Weeks Ended August 27, 1994



  Notes to Condensed Consolidated Financial Statements             5



Management's Discussion and Analysis of Financial                  6
Condition and Results of Operations



Part II.   Other Information                                      10



Signatures                                                        13
                                       1


                  TEKTRONIX, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED BALANCE SHEETS
                             (unaudited)

                                                      August 26,       May 27,
(In thousands)                                              1995          1995
------------------------------------------------------------------------------
ASSETS
  Current assets:
    Cash and cash equivalents                        $    49,906   $    31,761
    Accounts receivable - net                            311,968       315,356
    Inventories                                          270,654       245,766
    Other current assets                                  57,327        65,108
                                                      ----------    ----------
     Total current assets                                689,855       657,991

  Property, plant and equipment                          627,310       624,318
    Accumulated depreciation and amortization           (368,588)     (371,238)
                                                       ---------     ---------
     Property, plant and equipment - net                 258,722       253,080

  Property held for sale                                  29,829        35,912
  Deferred tax assets                                     75,253        76,418
  Other long-term assets                                 194,427       194,901
                                                      ----------    ----------
     Total assets                                    $ 1,248,086   $ 1,218,302
                                                      ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Short-term debt                                  $    80,996   $    87,623
    Accounts payable                                     179,267       173,537
    Accrued compensation                                  71,739       106,660
    Deferred revenue                                      23,004        19,988
                                                      ----------    ----------
     Total current liabilities                           355,006       387,808

  Long-term debt                                         153,756       104,984

  Other long-term liabilities                            121,103       121,295

  Shareholders' equity:
  Common stock                                           220,608       216,251
  Retained earnings                                      316,598       298,964
  Currency adjustment                                     68,154        76,948
  Unrealized holding gains - net                          12,861        12,052
                                                      ----------    ----------
     Total shareholders' equity                          618,221       604,215
                                                      ----------    ----------
     Total liabilities and shareholders' equity      $ 1,248,086   $ 1,218,302
                                                      ==========    ==========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TEKTRONIX, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)
                                                     13 weeks to   13 weeks to
                                                      August 26,    August 27,
(In thousands except for per share amounts)                 1995          1994
------------------------------------------------------------------------------
Net sales                                            $   401,022   $   324,852

Operating costs and expenses:

  Cost of sales                                          231,703       167,657

  Research and development expenses                       38,479        42,155

  Selling, general, and administrative expenses           98,188        90,090
                                                      ----------    ----------
    Total operating costs and expenses                   368,370       299,902

Equity in business ventures' earnings (losses)              (593)         (365)
                                                      ----------    ----------
    Operating income                                      32,059        24,585

Other income (expense) - net                                 326        (1,588)
                                                      ----------    ----------
    Earnings before taxes                                 32,385        22,997

Income taxes                                               9,715         5,632
                                                      ----------    ----------

    Net earnings                                     $    22,670   $    17,365
                                                      ==========    ==========

Earnings per share                                   $      0.68   $      0.54

Dividends per share                                         0.15          0.15

Average shares outstanding                                33,252        32,095












The accompanying notes are an integral part of these condensed consolidated financial statements.


                  TEKTRONIX, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (unaudited)
                                                     13 weeks to   13 weeks to
                                                      August 26,    August 27,
(In thousands)                                              1995          1994
------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                       $    22,670   $    17,365
Adjustments to reconcile net earnings to cash
from operating activities:
  Depreciation expense                                    11,259        10,326
  Deferred taxes                                           1,165         8,140
  Accounts receivable                                       (503)       24,229
  Inventories                                            (25,675)      (17,909)
  Accounts payable                                         5,590       (14,733)
  Accrued compensation                                   (34,547)      (20,299)
  Other assets                                            (1,037)      (44,946)
  Other-net                                                6,878         4,467
                                                      ----------    ----------
    Net cash (used) by operating activities              (14,200)      (33,360)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment           (16,927)      (16,957)
  Proceeds from sale of assets                             4,649        22,498
  Proceeds from sale of investments                          922        17,047
                                                      ----------    ----------
  Net cash provided (used) by investing activities       (11,356)       22,588

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                           (6,477)        7,202
  Issuance of long-term debt                              50,009           285
  Repayment of long-term debt                             (1,232)          (43)
  Issuance of common stock                                 7,630            41
  Repurchase of common stock                                  --        (1,751)
  Dividends                                               (5,036)       (4,520)
                                                      ----------    ----------
    Net cash provided (used) by financing activities      44,894         1,214

Effect of exchange rate changes                           (1,193)          550
                                                      ----------    ----------
Increase (decrease) in cash and cash equivalents          18,145        (9,008)
Cash and cash equivalents at beginning of year            31,761        43,453
                                                      ----------    ----------
Cash and cash equivalents at end of quarter          $    49,906   $    34,445
                                                      ==========    ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Income taxes paid                                  $    11,874   $       577
  Interest paid                                            5,571         5,314



The accompanying notes are an integral part of these condensed consolidated financial statements.

                  TEKTRONIX, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION

      The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K.


INVENTORIES

Inventories consisted of:

                                                        Aug. 26,       May 27,
(In thousands)                                              1995          1995
------------------------------------------------------------------------------
Materials and work in process                        $   155,300   $   144,259
Finished goods                                           115,354       101,507
                                                      ----------    ----------
  Inventories                                        $   270,654   $   245,766
                                                      ==========    ==========

ACQUISITIONS

      In the first quarter of fiscal 1996, the Company completed its acquisition of all of the outstanding shares of Lightworks Editing Systems Limited and Lightworks Editing System, Inc.(Lightworks), which designs and develops non-linear editing systems. The Company has issued 1,644,000 common shares to complete the acquisition. The acquisition was accounted for as a pooling of interests and the financial statements have been restated to include the results and financial position of Lightworks for all prior periods.

      The restatement did not have a material effect on the Company's previously reported 1995 results or financial position except for the impact on earnings per share from the issuance of the shares to complete the acquisition. The restatement reduced the Company's previously reported earnings per share for fiscal year by $0.13 per share primarily because of the issuance of additional shares to complete the acquition. The impact of the restatement on earnings per share in each quarter of fiscal 1995 was as follows: an increase of $0.02 in the first quarter; a decrease of $0.02 in the second quarter; a decrease of $0.05 in the third quarter; and a decrease of $0.08 in the fourth quarter.

SHORT-TERM AND LONG-TERM DEBT

      In the first quarter of fiscal 1996, the Company issued $50.0 million of 7.625% Notes due August 15, 2002.




INCOME TAXES

The provision for income taxes consisted of:


                                                     13 weeks to   13 weeks to
                                                      August 26,    August 27,
(In thousands)                                              1995          1994
------------------------------------------------------------------------------
United States                                        $     1,536   $     1,959
State                                                        390           489
Foreign                                                    7,789         3,184
                                                      ----------    ----------
  Income taxes                                       $     9,715   $     5,632
                                                      ==========    ==========

      The provision for income taxes was calculated at estimated annual effective rates of 30% and 26%, respectively, for the quarters ended August 26, 1995 and August 27, 1994. The restatement for Lightworks caused the actual rate to be 24.57% for the quarter ended August 27, 1994.





ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS






                         Financial Condition



      The  Company's financial condition is strong.  Cash flow  from operating activities and borrowing capacity from existing  lines  of credit  are sufficient to meet current and anticipated future needs.

At  the  end  of  the first quarter (August 26, 1995),  the  Company maintained bank credit facilities totaling $313.7 million, of  which

$232.3  million  was unused.  The unused facilities  include  $140.7 million  in  lines  of credit and $91.6 million  under  a  revolving credit agreement from United States and foreign banks.



      Current  assets increased by $31.9 million from the  year  end balance at May 27, 1995, due to higher cash and inventories,  partly

offset  by lower accounts receivable and other current assets.   The

higher cash balance was due to the
timing of  certain transactions in international  operations and the

issuance of additional long-term debt.   Increased inventories  were

due primarily to higher order rates and a buildup of some components caused by  longer lead  times  and  changes in  the mix  of  product orders.  Other  current  assets  declined  primarily  because of the collection of a portion of a note receivable from the sale of a build-

ing.


      Net property, plant and equipment increased by $5.6 million as the  Company  continued  to invest in facilities  consolidation  and information systems.



     Current liabilities declined by $22.8 million primarily because of the drop in accrued compensation, which was due to the payment of year-end  accruals for incentives and commissions, usage of  accrued vacation  and  the  payment  of employee severance  charged  against restructuring reserves.



      Long-term debt increased as a result of the Company's issuance of $50 million in notes due August 15, 2002.



      Shareholders' equity increased by $14.0 million due  primarily to  earnings net of dividends  and the exercising of stock  options,

partly  offset by a negative currency adjustment due to weakness  in the Japanese Yen and the Deutschemark.







                        Restructuring Charges



      The  Company  continues its consolidation of   facilities  and

reduction  of workforce, as described in the 1995 Annual  Report  to shareholders,  reducing restructuring reserves to approximately  $12 million at the end of the quarter.
                                       7

                        Results of Operations


                   13 WEEKS ENDED AUGUST 26, 1995

                                 vs.

                   13 WEEKS ENDED AUGUST 27, 1995


      In  the first quarter of fiscal 1996, net earnings were  $22.7 million,  or $0.68 per share compared with $17.4 million,  or  $0.54

per  share  in  the first quarter of fiscal 1995.   All  prior  year

amounts have been restated to include amounts for Lightworks Editing

Systems  Limited  and  Lightworks Editing System,  Inc.  which  were acquired in the first quarter of 1996.



      Net  Sales  were $401.0 million,  up 23% from the prior  year.

The Company experienced strong growth in all three businesses and in all geographic regions.



      Measurement Business sales of $185.3 million were up 19%  from the  prior  year due to acceptance of new products, particularly  in instruments,  handheld  electronic  tools  and  communications  test products.  Color Printing and Imaging sales increased 36% to  $121.6 million,  with  strong  sales of the Phaser340  solid  ink  printer.

Video  and Networking sales grew 29% to $94.1 million, led by strong sales  of  the  Profile video disk recorder, Grass Valley  Group  TV production equipment and X terminals.  Other sales last year of $6.6 million were from businesses that were disposed of in 1995.



      Sales to customers in the United States increased by 20%  from

$176.4  million to $211.0 million, representing 53% of total  sales.

International  sales  of  $190.0 million were  up  28%  from  $148.4 million in the prior year, with strong growth in all regions.

      Product  orders of $389.1 million were 27.2% higher  than  the

prior  year's  first  quarter.   Measurement  Business  orders  were

$175.0  million,  up 17.7%.  Color Printing and Imaging orders  rose

29.0%  to  $114.4 million and Video and Networking orders  of  $99.7

million were 45.3%  higher.   Product  orders from customers  in the

United States of $188.3 million were up 21.6% from last year's first quarter while international product orders of $200.8 million were up

32.8%.   Product order information for fiscal year 1995 is as follows

(in millions):


                                    Q1        Q2        Q3        Q4      FY95
                                    --        --        --        --      ----
Measurement Business          $  148.7  $  175.3  $  170.8  $  172.3  $  667.1
Color Printing and Imaging        88.7     101.4     111.9     131.9     433.9
Video and Networking              68.6      67.2      90.2      85.6     311.6
                               -------   -------   -------   -------   -------
TOTAL                         $  306.0  $  343.9  $  372.9  $  389.8  $1,412.6

United States                    154.8     166.3     169.4     217.9     708.4
International                    151.2     177.6     203.5     171.9     704.2
                               -------   -------   -------   -------   -------
TOTAL                         $  306.0  $  343.9  $  372.9  $  389.8  $1,412.6



     Cost of sales increased as a percentage of net sales from 51.6%

to  57.8%  as  the Company continued to increase the  percentage  of

sales  through  alternative  distribution  channels,  continued   to

experience  the short-term impact of early shipments of  the  Phaser

340  color printer,  and experienced the impact of increased systems integration sales from Video and Networking.



       Research   and   development   and   selling,   general   and

administrative expenses declined sharply as a percentage  of  sales,

from  13.0%  to  9.6%  and  from 27.7% to 24.5%,  respectively,  due primarily  to  the higher sales volume and continued effective  cost controls.



      Operating income as a percentage of sales increased year  over year,  rising  from 7.6% in the first quarter of 1995 to  8.0%  this year  as  effective cost controls more than offset  declining  gross margins.

      Other income of $0.3 million compared to other expense of $1.6 million  was  due to a number of factors including higher  gains  on sales  of  certain  stock holdings and favorable  currency  impacts,

partly offset by higher interest expense.



     Income taxes increased from $5.6 million to $9.7 million due to higher  earnings before taxes in the current quarter  and  a  higher estimated  effective annual tax rate of 30% for  the  current  year,

compared  to  24.5% for the first quarter and 26% for  all  of  last year.


      Net  earnings of $22.7 million were 31% higher than the  prior year  due to higher sales and higher operating income, partly offset by  higher taxes.











PART II.  OTHER INFORMATION







ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS







      At  the  Company's annual meeting of shareholders on September

21,  1995,  the shareholders voted on the election of four directors to  the  Company's  board of directors.  A. M  Gleason,  Wayland  R.

Hicks,  Merrill  A McPeak and Jean Vollum were elected  to  serve  a three-year  term ending at the 1998 annual meeting of  shareholders.

The voting for each director was as follows:

Name                               For          Withheld

A. M. Gleason                   30,849,648        55,825

Wayland R. Hicks                28,425,820     2,479,653

Merrill A. McPeak               30,843,271        62,202

Jean Vollum                     30,851,731        53,742


      The  term of office of the Company's other directors continued

after  the 1995 annual meeting of shareholders, as follows: Paul  E.

Bragdon,  Paul C. Ely, Jr., and A. Gary Ames until the  1996  annual meeting  of shareholders and Keith R. McKennon,  Jerome J. Meyer and

William  D. Walker  until the  1997  annual meeting of shareholders.


      At  the  meeting, the shareholders also voted to  approve  the

Company's  Non-Employee  Directors  Stock  Compensation  Plan   (the

"Director Stock Plan").  The number of shares voted for approval  of the  Director  Stock Plan was 24,955,566, the number  voted  against approval was 5,856,713 and 93,194 abstained and there were no broker non-votes.  A description of the Director Stock Plan, together  with a  copy  of the Director Stock Plan is contained on page 19  and  at

Appendix  A,  respectively, of the definitive proxy statement  filed herewith as an exhibit.  The description of the Director Stock  Plan and  the copy of the Director Stock Plan contained in the definitive proxy statement are incorporated herein by this reference.


      At  the  meeting,  the  shareholders  also  voted  to  approve amendments to the Company's Stock Incentive Plan (the "Amendments").

The  number  of  shares  voted for approval of  the  Amendments  was

24,025,962, the number voted against approval was 6,797,119 and 82,392 abstained and there were no broker non-

votes.  A description of the Amendments, together with a copy of the

Stock Incentive Plan, as  amended, is contained on pages 20  through

26 and at Appendix B, respectively, of the definitive proxy statement filed herewith as an exhibit.  The  description of the Amendments and the  copy  of  the Stock Incentive Plan, as amended, contained in the definitive proxy statement are incorporated herein by this reference.






ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



     (a)  Exhibits



          (3)       Bylaws, as amended.



          (27) (i)  Financial Data Schedule.



              (ii)  Restated Financial Data Schedule.



          (99)      Definitive proxy statement dated August 3, 1995,

                    for the annual meeting of shareholders of Tektronix,

                    Inc., held September 21, 1995, including the Non-

                    Employee Directors Stock Compensation Plan and

                    the Stock Incentive Plan, as amended, previously

                    filed on August 15, 1995, SEC File No. 1-4837.



     (b)  No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of

1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







October 5, 1995                        TEKTRONIX, INC.





                                       By CARL W. NEUN
                                       ___________________________
                                       Carl W. Neun
                                       Senior Vice President and
                                       Chief Financial Officer

                          EXHIBIT LIST

           (3)  Bylaws, as amended.

       (27)(i)  Financial Data Schedule.

      (27)(ii)  Restated Financial Data Schedule.

          (99) Definitive proxy statement dated August 3, 1995, for the annual meeting of shareholders of Tektronix, Inc., held September 21, 1995, including the Non-Employee Directors Stock Compensation Plan and the Stock
                Incentive Plan, as amended, previously filed on August 15, 1995, SEC File No. 1-4837.