Form 10-Q
period 1995-11-25
TEKTRONIX INC
filed 1996-01-05
CIK 96879

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the 13 weeks ended
November 25, 1995, or,



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

     Yes ___X___                                No______

AT   DECEMBER   27,   1995   THERE  WERE  33,542,906   COMMON   SHARES   OF
TEKTRONIX, INC. OUTSTANDING.

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----

                                                                  PAGE NO.
                                                                  --------

Financial Statements:

  Condensed Consolidated Balance Sheets -                             2
  November 25, 1995 and May 27, 1995



  Condensed Consolidated Statements of Operations -                   3
    for the Thirteen Weeks Ended November 25, 1995
    and the Thirteen Weeks Ended November 26, 1994

    for the Twenty-Six Weeks Ended November 25, 1995
    and the Twenty-Six Weeks Ended November 26, 1994



  Condensed Consolidated Statements of Cash Flows -                   4
    for the Twenty-Six Weeks Ended November 25, 1995
    and the Twenty-Six Weeks Ended November 26, 1994



  Notes to Condensed Consolidated Financial Statements                5



Management's Discussion and Analysis of Financial                     6
Condition and Results of Operations



Part II.   Other Information                                          13



Signatures                                                            14


                     TEKTRONIX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                                                                   Nov. 25,      May 27,
(In thousands)                                                                         1995         1995
--------------------------------------------------------------------------------------------------------
ASSETS
  Current assets:
    Cash and cash equivalents                                                    $   29,517   $   31,761
    Accounts receivable - net                                                       324,829      315,356
    Inventories                                                                     276,306      245,766
    Other current assets                                                             47,503       65,108
                                                                                 ----------   ----------
      Total current assets                                                          678,155      657,991

  Property, plant, and equipment                                                    647,061      624,318
    Accumulated depreciation and amortization                                      (369,898)    (371,238)
                                                                                 ----------   ----------
      Property, plant, and equipment - net                                          277,163      253,080

  Property held for sale                                                             29,786       35,912
  Deferred tax assets                                                                68,097       76,418
  Other long-term assets                                                            202,241      194,901
                                                                                 ----------   ----------
       Total assets                                                              $1,255,442   $1,218,302
                                                                                 ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term debt                                                              $   65,489   $   87,623
    Accounts payable                                                                166,397      173,537
    Accrued compensation                                                             81,158      106,660
    Deferred revenue                                                                 16,075       19,988
                                                                                 ----------   ----------
      Total current liabilities                                                     329,119      387,808

  Long-term debt                                                                    153,334      104,984
  Other long-term liabilities                                                       123,087      121,295


  Shareholders' equity:
    Common stock                                                                    226,017      216,251
    Retained earnings                                                               337,885      298,964
    Currency adjustment                                                              61,720       76,948
    Unrealized holding gains - net                                                   24,280       12,052
                                                                                 ----------   ----------
      Total shareholders' equity                                                    649,902      604,215
                                                                                 ----------   ----------
       Total liabilities and shareholders' equity                                $1,255,442   $1,218,302
                                                                                 ==========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                      13 weeks to  13 weeks to  26 weeks to  26 weeks to
                                                         Nov. 25,     Nov. 26,     Nov. 25,     Nov. 26,
(In thousands except for per share amounts)                  1995         1994         1995         1994
--------------------------------------------------------------------------------------------------------
Net  sales                                             $  443,598   $  358,655   $  844,620   $  683,507

Cost of sales                                             257,547      194,842      489,250      362,499
                                                       ----------    ---------   ----------    ---------
  Gross profit                                            186,051      163,813      355,370      321,008

Research and development                                   40,572       41,228       79,051       83,383

Selling,  general, and administrative                     108,111       96,338      206,299      186,428

Equity in business ventures' earnings                       1,686        1,007        1,093          642
                                                       ----------   ----------   ----------   ----------
  Operating income                                         39,054       27,254       71,113       51,839

Other expense - net                                         1,467        2,186        1,141        3,774
                                                       ----------   ----------   ----------   ----------
  Earnings before taxes                                    37,587       25,068       69,972       48,065

Income taxes                                               11,277        6,451       20,992       12,083
                                                       ----------   ----------   ----------   ----------
  Net earnings                                         $   26,310   $   18,617   $   48,980   $   35,982
                                                       ==========   ==========   ==========   ==========

Earnings per share                                     $     0.79   $     0.57   $     1.47   $     1.11

Dividends per share                                          0.15         0.15         0.30         0.30

Average shares outstanding                                 33,479       32,465       33,363       32,307














The accompanying notes are an integral part of these condensed consolidated financial statements.


                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                                                26 weeks to  26 weeks to
                                                                                   Nov. 25,     Nov. 26,
(In thousands)                                                                         1995         1994
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                                   $   48,980   $   35,982
Adjustments to reconcile net earnings to cash
from operating activities:
  Depreciation expense                                                               21,478       20,544
  Deferred taxes                                                                      8,321        1,847
  Accounts receivable                                                               (10,188)      21,915
  Inventories                                                                       (30,613)     (30,355)
  Accounts payable                                                                   (9,907)     (17,213)
  Accrued compensation                                                              (25,387)     (12,889)
  Other assets                                                                       (9,469)     (46,412)
  Other-net                                                                           7,536        1,681
                                                                                 ----------   ----------
    Net cash provided (used) by operating activities                                    751      (24,900)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                                      (46,461)     (42,933)
  Proceeds from sale of assets                                                        9,936       32,482
  Proceeds from sale of investments                                                   4,704       18,832
                                                                                 ----------   ----------
    Net cash provided (used) by investing activities                                (31,821)       8,381

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                                                     (21,957)       7,251
  Issuance of long-term debt                                                         50,029        1,218
  Repayment of long-term debt                                                        (1,674)        (566)
  Issuance of common stock                                                           13,039       19,460
  Repurchase of common stock                                                             --       (8,382)
  Dividends                                                                         (10,059)      (9,138)
                                                                                 ----------   ----------
    Net cash provided by financing activities                                        29,378        9,843

Effect of exchange rate changes                                                        (552)         375
                                                                                 ----------   ----------

Decrease  in cash and cash equivalents                                               (2,244)      (6,301)
Cash  and cash equivalents at beginning of year                                      31,761       43,453
                                                                                 ----------   ----------
Cash and cash equivalents at end of quarter                                      $   29,517   $   37,152
                                                                                 ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Income taxes paid                                                              $   18,493   $    4,803
  Interest paid                                                                       7,456        6,367

NON-CASH INVESTING ACTIVITIES:
  Fair value adjustment to securities
    available-for-sale                                                           $   20,381   $   25,502
  Income tax effect related to fair value adjustment                                  8,153       10,201

The accompanying notes are an integral part of these condensed consolidated financial statements.

                      TEKTRONIX, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

      The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been con-densed or omitted. Management believes that the condensed statements include all necessary adjustments which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed informa-tion should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K.

INVENTORIES

Inventories consisted of:
                                                                                   Nov. 25,      May 27,
(In thousands)                                                                         1995         1995
--------------------------------------------------------------------------------------------------------
Materials and work in process                                                    $  152,748   $  144,259
Finished goods                                                                      123,558      101,507
                                                                                 ----------   ----------
  Inventories                                                                    $  276,306   $  245,766
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

      The restatement did not have a material effect on the Company's previously reported 1995 results or financial position except for the impact on earnings per share from the issuance of the shares to complete the acquisition. The restatement reduced the Company's previously reported earnings per share for fiscal year 1995 by $0.13 per share primarily because of the issuance of additional shares to complete the acquisition. The impact of the restatement on earnings per share in each quarter of fiscal 1995 was as follows: an increase of $0.02 in the first quarter; a decrease of $0.02 in the second quarter; a decrease of $0.05 in the third quarter; and a decrease of $0.08 in the fourth quarter.


SHORT-TERM AND LONG-TERM DEBT

      In the first quarter of fiscal 1996, the Company issued $50.0 million of 7.625% Notes due August 15, 2002.

INCOME TAXES

The provision for income taxes consisted of:

                                                      13 weeks to  13 weeks to  26 weeks to  26 weeks to
                                                         Nov. 25,     Nov. 26,     Nov. 25,     Nov. 26,
(In thousands)                                               1995         1994         1995         1994
--------------------------------------------------------------------------------------------------------
United States                                          $    6,553   $    1,905   $    8,089   $    3,864
State                                                       1,639          477        2,029          966
Foreign                                                     3,085        4,069       10,874        7,253
                                                       ----------   ----------   ----------   ----------
  Income taxes                                         $   11,277   $    6,451   $   20,992   $   12,083
                                                       ==========   ==========   ==========   ==========



      The  provision  for income taxes was calculated at  estimated  annual effective  rates  of  30%  and 26%, respectively, for  the  quarters  ended

November 25, 1995 and November 26, 1994.





ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS


                            Financial Condition


     The Company's financial condition is strong.  Cash flow from operating activities  and  borrowing  capacity from  existing  lines  of  credit  are sufficient to meet current and anticipated future needs.  At the end of the second  quarter  (November 25, 1995), the Company  maintained  bank  credit facilities  totaling  $300.4 million, of which $236.8 million  was  unused.

The  unused facilities include $137.2 million in lines of credit and  $99.6 million  under a revolving credit agreement from United States and  foreign banks.



     Current assets increased by $20.2 million from the year end balance at

May 27, 1995 due to higher accounts receivable and inventories, partly off-set by a decline in other current assets. Accounts receivable were slightly higher due to increased sales in certain geographies which have longer col-

lection terms.  Increased inventories  were due primarily  to higher  order rates and a  buildup of  some components caused  by longer  lead times  and changes in the mix of product orders. Other current assets declined primar-

ily because of the  collection of a portion of a note receivable  from  the sale  of  a building,  and the reduction of short-term deferred tax assets.



      Net  property, plant and equipment increased by $24.1 million as  the

Company  continued  to invest in facilities consolidation  and  information systems.



      Current liabilities declined by $58.7 million.   Short-term debt  was

paid  down by $22.1 million with proceeds generated by the issuance of  $50 million  in  long-term notes.  Accrued compensation declined $25.5  million due  to  the  payment of year-end accruals for incentives and  commissions,

usage  of  accrued  vacation and the payment of employee severance  charged against restructuring reserves.



     Long-term debt increased as a result of the Company's issuance, in the first quarter,  of $50 million in notes due August 15, 2002.



      Shareholders'  equity  increased by $45.7 million  due  primarily  to earnings  net of dividends, the exercising of stock options and an increase in  holding  gains  on investments in marketable securities  available  for

sale,   partly  offset  by  a  negative  currency  adjustment  due   to   a

strengthening  U.S.  dollar against the Japanese  Yen  and   certain  major

European currencies.

                           Restructuring Charges



      The  Company  is  completing  its  consolidation  of  facilities  and reduction  of  workforce for which restructuring charges were provided,  as described  in the 1995 Annual Report to shareholders.  At the  end  of  the

second   quarter,  substantially  all  restructuring  reserves  have   been

utilized.







                           Results of Operations




                     26 WEEKS ENDED NOVEMBER 25, 1995

                                    vs.

                      26 WEEKS ENDED NOVEMBER 26,1994




In the first half of fiscal 1996, net earnings were $49.0 million, or $1.47 per share compared with $36.0 million, or $1.11 per share in the first half of fiscal 1995.



      Net  sales  were $844.6 million, an increase of 24%  from  the  prior year's  total of $683.5 million.  Product orders increased 25% from  $649.9 million to $813.1 million.  The Company experienced strong sales and  order growth in all three businesses and in all geographic regions.



      Measurement  Business Division sales of $385.5 million increased  15%

from the prior year, with strong growth in instruments, handheld electronic tools  and  communications test products.  Product  orders  increased  from

$324.0 million to $383.2 million, or 18%.

Color Printing and Imaging Division sales  increased 32% to $261.5  million reflecting continued heavy demand for the current printer lines, especially the Phaser* 340 solid ink printer. Product orders increased 27% from $190.1 million to $242.3 million. *(Phaser is a registered trademark of Tektronix,

Inc.).



      Video  and Networking Division experienced a 38% increase in  product

orders over  the prior year, from $135.8 million to $187.6 million.   Sales

increased  40% to $197.6 million, led by strong sales of the Profile* video disk recorder, Grass Valley Group TV production equipment and X  terminals.

*(Profile is a trademark of Tektronix, Inc.).



      Sales  to  customers in the United States increased 21%  from  $356.9

million   to   $431.2  million,   and  represented  51%  of  total   sales.

International  sales of  $413.5 million were up 30%,  with  growth  in  all regions  and particular strength in Europe.  Product orders from  customers in  the  United States of $393.5 million were up 23% from last  year  while international product orders of $419.6 million were up 28%.



      Cost  of  sales increased as a percentage of net sales from 53.0%  to

57.9%   as  the  Company  continued  to increase  the  use  of  alternative

distribution   channels,  experienced  the  impact  of  increased   systems

integration  sales  from Video and Networking and experienced  declines  in

Color  Printing and Imaging margins as a result of changes in  product  mix and  the  short-term  impact of early shipments of  the  Phaser  340  color printer.



      Research  and  development  and selling, general  and  administrative expenses declined sharply as a percentage of sales, from 12.2% to 9.4%  and from 27.3% to 24.4%, respectively, due primarily to the higher sales volume and  continued  effective  cost  controls, particularly  in  administrative functions.

Operating income as a percentage of sales increased year over year,  rising from 7.6% in the first half of 1995 to 8.4% as  lower operating expenses as a percentage of sales more than offset declining gross margins.



      Other  expense  declined due primarily to higher gains  on  sales  of stock in other companies, partly offset by higher interest expense.



      The  provision for income taxes increased from $12.1 million to $21.0 million  due  to  increased earnings before taxes and  a  higher  estimated effective  annual tax rate of 30% for the current year, compared  to  25.1%

for the first half of last year.



      Net earnings were 36% higher than the prior year, due to higher sales and higher operating income, partly offset by higher taxes.






                     13 WEEKS ENDED NOVEMBER 25, 1995

                                    vs.

                      13 WEEKS ENDED NOVEMBER 26,1994


     In the second quarter of fiscal 1996, net earnings were $26.3 million,

or  $0.79 per share compared with $18.6 million, or $0.57 per share in  the second quarter of fiscal 1995.



      Net  sales  were $443.6 million,  up 24% from $358.7 million  in  the

prior  year.   Product  orders  increased from  $343.9  million  to  $424.0 million,  a  23%  improvement.  The Company experienced  strong  sales  and orders growth in all three businesses and in all geographic regions.

Measurement  Business  sales of $200.2 million  were  up  11%  from  $180.3 million  in  the prior year due to acceptance of new products, particularly in instruments, handheld electronic tools and communications test products.

The  sales increase came despite constraints resulting from parts shortages during the current quarter.  Product orders for Measurement increased  from

$175.3 million to $208.2 million, or 19%.



      Color Printing and Imaging sales increased 29% from $108.8 million to

$139.9  million,  with  strong sales of the  Phaser  340  solid  ink  color

printer.   Product orders increased by 26% over the prior  year,  improving from $101.4 million to $127.9 million.



      Video  and Networking experienced product orders of $87.9 million,  a

31% increase over the $67.2 million reported for the prior year.  Sales for the  division grew 52% from $68.2 million to $103.5 million, led by  strong sales  of the Profile video disk recorder, Grass Valley Group TV production equipment and X terminals.



      Sales  to customers in the United States increased by 19% from $184.6 million  to $220.2 million, representing 50% of total sales.  International sales of  $223.4 million were up 29% from $172.7 million in the prior year,

with  strong growth in all regions particularly in Europe.  Product  orders in  both U.S. and international operations increased by 23% over the  prior

year.   U.S.  orders  increased  from $166.3  million  to  $205.2  million;

internationally, the increase was from $177.6 million to $218.8 million.



       Cost of sales increased as a percentage of net sales from  54.3%  to

58.1%  as the Company continued to increase the percentage of sales through alternative  distribution channels, experienced  inefficiencies  associated with  parts shortages in some  businesses,  and continued to be impacted by increased systems integration sales in Video and Networking.  Additionally,

        Color Printing and Imaging experienced lower margins in the second quarter of this year compared to the same quarter last year as a result of changes in product mix, but the margins improved slightly in the second quarter compared to the first quarter of this year.



      Research  and  development  and selling, general  and  administrative expenses  declined as a percentage of sales, from 11.5% to  9.1%  and  from

26.9% to 24.4%, respectively, due primarily to the higher sales volume  and

continued   effective   cost  controls,  particularly   in   administrative

functions.



      Operating  income as a percentage of sales increased year over  year,

rising  from 7.6% in the second quarter of 1995 to 8.8% this year as  lower operating  expenses  as  a percentage of sales more than  offset  declining gross margins.



      Income  taxes  increased from $6.5 million to $11.3  million  due  to higher  earnings before taxes in the current quarter and a higher estimated effective annual tax rate of 30% for the current year compared to 26%  last year.



      Net earnings of $26.3 million were 41% higher than the prior year due

to  higher  sales  and higher operating income, partly  offset  by   higher

taxes.

PART II.  OTHER INFORMATION







ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



     (a)  Exhibits


          (10)    (.1)  Executive Severance Agreement, as amended.


                  (.2)  Supplemental Executive Retirement Agreement.


          (27)          Financial Data Schedule for the twenty-six weeks

                        ending November 25, 1995.

                  (.1)  Restated Financial Data Schedule for the twenty-six

                        weeks ending November 26, 1994.



     (b)  No  reports on Form 8-K have been filed during the quarter  for which this report is filed.

SIGNATURES







      Pursuant to the requirements of the Securities Exchange Act of  1934,

the  Registrant has duly caused this report to be signed on its  behalf  by the undersigned thereunto duly authorized.







January 4, 1996                                   TEKTRONIX, INC.







                                                  By /s/  CARL W. NEUN
                                                     -----------------
                                                         Carl W. Neun

                                                  Senior Vice President and
                                                  Chief Financial Officer

                                EXHIBIT LIST

       (10)    (.1)    Executive Severance Agreement, as amended.

               (.2)    Supplemental Executive Retirement Agreement.

       (27) Financial Data Schedule for the twenty-six weeks ending November 25, 1995.

               (.1) Restated Financial Data Schedule for the twenty-six weeks ending November 26, 1994.