Form 10-Q
period 1996-02-24
TEKTRONIX INC
filed 1996-04-05
CIK 96879

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the 13 weeks ended
February 24, 1996, or,



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

     Yes ___X___                                No______

AT MARCH 23, 1996 THERE WERE   32,669,702   COMMON   SHARES   OF
TEKTRONIX, INC. OUTSTANDING.

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
- --------------------------------

INDEX
- -----

                                                                  PAGE NO.
                                                                  --------

Financial Statements:

  Condensed Consolidated Balance Sheets -                             2
  February 24, 1996 and May 27, 1995



  Condensed Consolidated Statements of Operations -                   3
    for the Thirteen Weeks Ended February 24, 1996
    and the Thirteen Weeks Ended February 25, 1995

    for the Thirty-Nine Weeks Ended February 24, 1996
    and the Thirty-Nine Weeks Ended February 25, 1995



  Condensed Consolidated Statements of Cash Flows -                   4
    for the Thirty-Nine Weeks Ended February 24, 1996
    and the Thirty-Nine Weeks Ended February 25, 1995



  Notes to Condensed Consolidated Financial Statements                5



Management's Discussion and Analysis of Financial                     6
Condition and Results of Operations



Part II.   Other Information                                          14



Signatures                                                            14


                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                                                           Feb. 24,        May 27,
(In thousands)                                                                 1996           1995
- --------------------------------------------------------------------------------------------------
  Current assets:
    Cash and cash equivalents                                            $   28,904     $   31,761
    Accounts receivable - net                                               342,724        315,356
    Inventories                                                             273,829        245,766
    Other current assets                                                     38,083         65,108
                                                                         ----------     ----------
      Total current assets                                                  683,540        657,991

  Property, plant, and equipment                                            677,014        624,318
    Accumulated depreciation and amortization                              (383,633)      (371,238)
                                                                         ----------     ----------
      Property, plant and equipment - net                                   293,381        253,080

  Property held for sale                                                     19,959         35,912
  Deferred tax assets                                                        63,714         76,418
  Other long-term assets                                                    214,087        194,901
                                                                         ----------     ----------
       Total assets                                                      $1,274,681     $1,218,302
                                                                         ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term debt                                                      $   92,726     $   87,623
    Accounts payable                                                        158,631        173,537
    Accrued compensation                                                     71,615        106,660
    Deferred revenue                                                         16,281         19,988
                                                                         ----------     ----------
      Total current liabilities                                             339,253        387,808

  Long-term debt                                                            152,753        104,984
  Other long-term liabilities                                               124,385        121,295


  Shareholders' equity:
    Common stock                                                            215,192        216,251

    Retained earnings                                                       355,348        298,964
    Currency adjustment                                                      57,333         76,948
    Unrealized holding gains - net                                           30,417         12,052
                                                                         ----------     ----------
      Total shareholders' equity                                            658,290        604,215
                                                                         ----------     ----------
       Total liabilities and shareholders' equity                        $1,274,681     $1,218,302
                                                                         ==========     ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.


                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                          13 weeks to    13 weeks to    39 weeks to    39 weeks to
                                             Feb. 24,       Feb. 25,       Feb. 24,       Feb. 25,
(In thousands except for per share amounts)      1996           1995           1996           1995
- --------------------------------------------------------------------------------------------------
Net  sales                                 $  433,500     $  371,688     $1,278,120     $1,055,195

Cost of sales                                 254,286        206,053        743,536        568,552
                                           ----------     ----------     ----------     ----------
  Gross profit                                179,214        165,635        534,584        486,643

Research and development                       40,045         38,818        119,096        122,201

Selling,  general, and administrative         108,779         96,975        315,078        283,403

Equity in business ventures' earnings           1,061             63          2,154            705
                                           ----------     ----------     ----------     ----------
  Operating income                             31,451         29,905        102,564         81,744

Other (income)expense - net                      (617)           979            524          4,753
                                           ----------     ----------     ----------     ----------
Earnings before taxes                          32,068         28,926        102,040         76,991

Income taxes                                    9,620          7,568         30,612         19,651
                                           ----------     ----------     ----------     ----------
  Net earnings                             $   22,448     $   21,358     $   71,428     $   57,340
                                           ==========     ==========     ==========     ==========

Earnings per share                         $     0.67     $     0.65     $     2.14     $     1.77

Dividends per share                              0.15           0.15           0.45           0.45

Average shares outstanding                     33,381         32,738         33,353         32,448




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                                        39 weeks to    39 weeks to
                                                                           Feb. 24,       Feb. 25,
(In thousands)                                                                 1996           1995
- --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Earnings                                                           $   71,428     $   57,340
Adjustments to reconcile net earnings to cash
from operating activities:
  Depreciation expense                                                       34,939         30,728
  Gains on sale of assets                                                   (13,326)        (4,928)
  Deferred taxes                                                             12,711           (674)
  Accounts receivable                                                       (29,269)        12,664
  Inventories                                                               (28,412)       (52,415)
  Other current assets                                                       26,932         (6,327)
  Accounts payable                                                          (17,106)       (12,775)
  Accrued compensation                                                      (34,778)        (9,394)
  Other assets                                                               (5,638)       (74,136)
  Other-net                                                                   1,015         (4,193)
                                                                         ----------     ----------
Net cash provided (used) by operating activities                             18,496        (64,110)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                              (75,006)       (71,156)
  Proceeds from sale of assets                                               13,072         51,941
  Proceeds from sale of investments                                           5,232         24,754
                                                                         ----------     ----------
    Net cash provided (used) by investing activities                        (56,702)         5,539

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                                               5,327         39,487
  Issuance of long-term debt                                                 50,236          1,174
  Repayment of long-term debt                                                (2,459)          (568)
  Issuance of common stock                                                   11,894         23,847
  Repurchase of common stock                                                (12,469)        (8,382)
  Dividends                                                                 (15,044)       (13,764)
                                                                         ----------     ----------
    Net cash provided by financing activities                                37,485         41,794

Effect of exchange rate changes                                              (2,136)            23
                                                                         ----------     ----------
Decrease in cash and cash equivalents                                        (2,857)       (16,754)
Cash and cash equivalents at beginning of year                               31,761         43,044
                                                                         ----------     ----------
Cash and cash equivalents at end of quarter                              $   28,904     $   26,290
                                                                         ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Income taxes paid                                                      $   22,533     $    7,386
  Interest paid                                                              14,647         11,693
NON-CASH INVESTING ACTIVITIES:
  Fair value adjustment to securities
    available-for-sale                                                   $   30,608     $   22,531
  Income tax effect related to fair value adjustment                         12,243          9,012

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

INVENTORIES

Inventories consisted of:


                                                                           Feb. 24,        May 27,
(In thousands)                                                                 1996           1995
- --------------------------------------------------------------------------------------------------
Materials and work in process                                            $  154,367     $  144,259
Finished goods                                                              119,462        101,507
                                                                         ----------     ----------
  Inventories                                                            $  273,829     $  245,766
                                                                         ==========     ==========


ACQUISITIONS

      In the first quarter of fiscal 1996, the Company completed its acquisition of all of the outstanding shares of Lightworks Editing Systems Limited and Lightworks Editing System, Inc. (Lightworks), which designs and develops non-linear editing systems. The Company has issued 1,644,000 common shares to complete the acquisition. The acquisition was accounted for as a pooling of interests and the financial statements have been restated to include the results and financial position of Lightworks for all prior periods.

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

INCOME TAXES
The provision for income taxes consisted of:

                                          13 weeks to    13 weeks to    39 weeks to    39 weeks to
                                             Feb. 24,       Feb. 25,       Feb. 24,       Feb. 25,
(In thousands)                                   1996           1995           1996           1995
- --------------------------------------------------------------------------------------------------
United States                              $    5,912     $    4,327     $   14,001     $    8,191
State                                           1,471          1,085          3,500          2,051
Foreign                                         2,237          2,156         13,111          9,409
                                           ----------     ----------     ----------     ----------
  Income taxes                             $    9,620     $    7,568     $   30,612     $   19,651
                                           ==========     ==========     ==========     ==========


      The  provision  for income taxes was calculated at  estimated  annual effective  rates  of  30%  and 26%, respectively, for  the  quarters  ended

February 24, 1996 and February 25, 1995.


ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS

                            Financial Condition



     The Company's financial condition is strong.  Cash flow from operating activities  and  borrowing  capacity from  existing  lines  of  credit  are sufficient to meet current and anticipated future needs.  At the end of the third  quarter  (February  24, 1996), the Company  maintained  bank  credit facilities  totaling  $294.8 million, of which $203.3 million  was  unused.

The  unused facilities include $121.5 million in lines of credit and  $81.8 million  under a revolving credit agreement from United States and  foreign banks.


     Current assets increased by $25.5 million from the year end balance at

May  27,  1995,  due to higher accounts receivable and inventories,  partly

offset  by   a  decline in other current assets.  Accounts receivable  were higher due to short-term inefficiencies caused by the installation of a new

accounts receivable system.   Increased  inventories were due  primarily to

higher order rates, a shortage  of certain  components constraining comple-

tion of product manufacturing, a buildup of some components caused by longer lead
times and changes  in the mix of product orders.   Other current assets

declined primarily because of the collection of a note receivable  from the  sale of  a building,  and  the reduction of short-term deferred tax assets.


      Net  property, plant and equipment increased by $40.3 million as  the

Company  continued  to invest in facilities consolidation  and  information

systems.   Other long-term assets increased by $19.2 million primarily  due to  the  increase  to market value of the Company's investment  in  Radisys

Corporation which completed an initial public offering in October, 1995.


      Current  liabilities declined by $48.6 million.  Accrued compensation declined  $35.0  million  due  to  the payment  of  year-end  accruals  for incentives  and commissions, and the payment of employee severance  charged against restructuring reserves.


      Long-term debt  increased as a  result of the  Company's issuance, in the first quarter, of $50 million in notes due August 15, 2002.


      Shareholders'  equity  increased by $54.1 million  due  primarily  to earnings  net of dividends and an increase in holding gains on  investments in  marketable securities available for sale, partly offset by  a  negative currency adjustment due to a strengthening U.S. dollar against the Japanese

Yen  and   certain  major  European currencies.   The  Company  repurchased

approximately  300,000  of  its  common shares  in  the  quarter,  but  the resultant reduction in shareholders' equity was substantially offset by the proceeds  from  the  exercise of stock options in the  first  half  of  the current year.

                           Results of Operations

                      39 WEEKS ENDED FEBRUARY 24,1996
                                    vs.
                     39 WEEKS ENDED FEBRUARY 25, 1995


      In  the  first  nine months of fiscal 1996, net earnings  were  $71.4 million, or $2.14 per share compared with $57.3 million, or $1.77 per share in the first nine months of fiscal 1995.


      Net  sales were $1,278.1 million, an increase of 21% from  the  prior year's  total  of  $1,055.2  million.  Product orders  increased  18%  from

$1,022.8 million to $1,202.6 million.  The Company experienced strong sales and order growth in all three businesses and in all geographic regions.


      Measurement  Business Division sales of $591.5 million increased  13%

from the prior year, with strong growth in instruments, handheld electronic tools  and  communications test products.  Product  orders  increased  from

$494.8 million to $556.0 million, or 12%.


      Color  Printing and  Imaging Division sales  increased 27% to  $392.4 million  reflecting continued heavy demand for the current  printer  lines,

especially the Phaser 340* solid ink printer.  Product orders increased 22%

from $302.0 million to $367.0 million.*(Phaser is a registered trademark of

Tektronix, Inc.).


      Video  and Networking Division experienced a 24% increase in  product orders  over  the prior year, from $226.0 million to $279.6 million.  Sales increased  37% to $294.1 million, led by strong sales of the Profile* video disk  recorder,  Grass Valley  TV  production  equipment  and  Netstations.

*(Profile is a trademark of Tektronix, Inc.).


      Sales  to  customers in the United States increased 20%  from  $530.5

million   to   $635.0  million,   and  represented  50%  of  total   sales.

International sales of  $643.1 million
were  up 25%, with growth in all regions and particular strength in Europe.

Product  orders from customers in the United States of $579.2 million  were up  18% from last year while international product orders of $623.4 million were up 17%.


      Cost  of  sales increased as a percentage of net sales from 53.9%  to

58.2%   as  the  Company  continued  to increase  the  use  of  alternative

distribution   channels,  experienced  the  impact  of  increased   systems

integration  sales  from Video and Networking and experienced  declines  in

Color Printing and Imaging margins in the first half of the current year as a  result  of  changes in product mix and the short-term  impact  of  early shipments of the Phaser 340 color printer.


      Research  and  development  and selling, general  and  administrative expenses  declined as a percentage of sales, from 11.6% to  9.3%  and  from

26.9% to 24.7%, respectively, due primarily to the higher sales volume  and

continued   effective   cost  controls,  particularly   in   administrative

functions.


      Operating  income as a percentage of sales increased year over  year,

rising  from  7.7%  in  the first nine months of 1995  to  8.0%  as   lower

operating  expenses  as  a percentage of sales more than  offset  declining gross margins.


      Other  expense  declined due primarily to higher gains  on  sales  of stock in other companies, partly offset by higher interest expense.


      The  provision for income taxes increased from $19.7 million to $30.6 million  due  to  increased earnings before taxes and  a  higher  estimated effective  annual tax rate of 30% for the current year, compared  to  25.5%

for  the first nine months of last year.  The Company expects the effective tax rate to be slightly higher in 1997.


      Net earnings were 25% higher than the prior year, due to higher sales and higher operating income, partly offset by higher taxes.

                      13 WEEKS ENDED FEBRUARY 24,1996
                                    vs.
                     13 WEEKS ENDED FEBRUARY 25, 1995


      In the third quarter of fiscal 1996, net earnings were $22.4 million,

or  $0.67 per share compared with $21.4 million, or $0.65 per share in  the third quarter of fiscal 1995.


      Net  sales  were $433.5 million,  up 17% from $371.7 million  in  the

prior  year.   Product  orders  increased from  $372.9  million  to  $389.5 million,  a  4% improvement.  The Company experienced sales growth  in  all three  businesses and in all geographic regions, but international  product orders  were  flat  compared to last year, when a large system  integration order from TV4 in Sweden was booked.


      Measurement Business sales of $206.0 million were up 11% from  $185.7 million  in  the prior year due to acceptance of new products, particularly in instruments, handheld electronic tools and communications test products.

The  sales  increased despite constraints resulting from  continuing  parts shortages  during  the  current quarter.  Product  orders  for  Measurement increased from $170.8 million to $172.8 million.  The reduced order  growth

rate  was  due  to a number of factors.   A large seasonal order  from  the

Company's  joint  venture Sony/Tektronix, which was  placed  in  the  third quarter  last year, was received in the second quarter in 1996.  Long  lead times  associated with parts shortages on key products also contributed  to lower  order  rates,  as  well as the impacts of customers  taking  a  more cautionary approach to capital expenditures.  The Company expects order and revenue  growth  to  be in the 5% to 10% range for the coming  quarters  in light  of  slower economic growth in major markets and the more  cautionary approach to spending being shown by customers.


      Color Printing and Imaging sales increased 18% from $110.9 million to

$131.0 million, with strong sales of the Phaser 340 solid ink color printer and the Phaser 550
color  laser printer.  Product orders increased by 11% over the prior year,

improving  from $111.9 million to $124.7 million.  The Company's  focus  on the  office  market  segment has resulted in significant  sales  and  order growth in that segment.  However, this focus and increasing competition  in the specialty/graphic arts area has caused decreases in orders and sales in the  specialty segment. The growth rate in product orders for printers  was negatively  impacted  by the fact that third quarter  1995  included  heavy

first  time  orders  for the Company's initial color  laser  product.   The

Company  expects the fourth quarter to be impacted in a similar manner,  as it  compares  against last year's fourth quarter, which included  the  very successful  launch of the Company's first solid ink color printer  for  the

office.   Sales and order growth is expected to be in the 10% to 15%  range in  the  fourth quarter and to improve to approximately 20% in fiscal  year

1997.


      Video and Networking product orders were $92.0 million, a 2% increase over  the  $90.2  million reported for the prior year when a  large  system integration  order from TV4 in Sweden was booked.  Discounting this  order,

product  orders for the third quarter of 1996 would have shown a 28 percent increase over 1995.  Sales for the division grew 30% from $74.3 million  to

$96.5  million, led by strong sales of the Profile video disk recorder  and

Netstation products.  The Company expects excellent growth for its  Profile and  Lightworks  products in 1997, but does not believe it can  repeat  the same  level of growth that it has enjoyed to date in the remainder  of  its

Video and Networking business.  Sales and order growth is expected to be in the 15% to 20% range for fiscal 1997.


      Sales  to customers in the United States increased by 17% from $173.6 million  to $203.9 million, representing 47% of total sales.  International sales of  $229.6 million were up 16% from $197.3 million in the prior year.

U.S.   orders  increased  10%  from  $169.4  million  to  $185.7   million.

International orders, at $203.8 million, were level with the  prior  year's exceptionally high rate.  Without the large system integration  order  from

TV4  in  1995, discussed  above, international orders would have  increased

10% in the current quarter.

      Cost  of  sales increased as a percentage of net sales from 55.4%  to

58.7%  primarily due to reduced gross margins in its Video  and  Networking business resulting from the impacts of increased system integration  sales,

lower  margins  on large volume Netstation sales and costs associated  with reducing  its  product offerings.  The continued increase in the  Company's percentage of sales through alternative distribution channels also impacted its gross margins.


      Research  and  development  and selling, general  and  administrative expenses  declined as a percentage of sales, from 10.4% to  9.2%  and  from

26.1% to 25.1%, respectively, due primarily to the higher sales volume.


      Operating income as a percentage of sales declined from 8.0%  in  the third  quarter  of 1995 to 7.3% this year due to decreasing  gross  margins

partly offset by lower operating expenses as a percentage of sales.   Video

and  Networking  operated  at  a loss in the quarter  due  to  lower  gross margins,  increased  investments to strengthen  its  distribution  channels throughout the world and investments in new product development.


      Other income of $0.6 million in the current quarter compared to other expense of $1.0 million in the 1995 quarter was due to non-recurring income this year versus non-recurring expenses last year.


      Income  taxes  increased  from  $7.6 million to  $9.6 million  due to higher earnings before taxes in the current quarter and a higher  estimated effective annual tax rate of 30%  for the current year compared to 26% last year.


      Net earnings of $22.4 million were 5% higher than the prior year  due to  higher  sales, higher operating income and higher other income,  partly offset by  higher taxes.


      The  Company  expects overall sales growth of approximately  17%  for fiscal year 1996 and 15% for 1997.  Earnings per share are expected  to  be approximately $3.00 for 1996
compared to $2.50 in 1995.  Earnings per share in  fiscal year 1997 are ex-

pected to be in the range of $3.30 to $3.60 with a higher tax rate.


      Information included in this Report on Form 10-Q relating to  orders,

sales and earnings expectations constitutes forward-looking statements that

involve  a  number  of  risks  and  uncertainties.   From  time  to   time,

information provided by the Company or statements made by its employees may contain other forward-looking statements.  Factors that could cause  actual results  to  differ materially from the forward-looking statements  include but  are  not  limited  to:  general economic conditions,  including  their impact  on  capital expenditures;  business conditions in  the  electronics

industry;   competitive factors, including pricing pressures, technological developments and products offered by competitors;  changes in  product  and sales mix, including an increase in indirect and systems sales;  the timely flow  of  competitive new products by the Company and market acceptance  of those  products;  the availability of parts and supplies from  third  party suppliers  on  a  timely  basis  and at  reasonable  prices, including  the timely availability  of integrated  circuits for  the Company's Measurement business;  the  Company's efforts  to  integrate  and restructure its Video and Networking  business; inventory  risks due  to changes in market demand

or  the Company's  business strategies;   changes in  effective  tax rates;

currency  fluctuations;   and the  fact  that a substantial portion  of the

Company's  sales are  generated from  orders  received during  the quarter,

making prediction  of  quarterly revenues and earnings difficult.

PART II.  OTHER INFORMATION







Item 6.   Exhibits and Reports on Form 8-K



          (a)       Exhibits



                    ( 3)       Bylaws, as amended.



                    (27)       Financial Data Schedule for the thirty-nine

                               weeks ending February 24, 1996.



                         (.1)  Restated Financial Data Schedule for the

                               thirty-nine weeks ending February 25, 1995.



           (b)        No  reports  on Form 8-K have been filed  during  the

                      quarter for which this report is filed.



SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of  1934,

the  Registrant has duly caused this report to be signed on its  behalf  by the undersigned thereunto duly authorized.



April 4, 1996                 TEKTRONIX, INC.


                              By /S/ CARL W. NEUN

                                  Carl W. Neun

                                  Senior Vice President and

                                  Chief Financial Officer

                                 EXHIBIT LIST


          (a)       Exhibits



                    ( 3)       Bylaws, as amended.



                    (27)       Financial Data Schedule for the thirty-nine

                               weeks ending February 24, 1996.



                         (.1)  Restated Financial Data Schedule for the

                               thirty-nine weeks ending February 25, 1995.


           (b)        No  reports  on Form 8-K have been filed  during  the

                      quarter for which this report is filed.