Form 10-K
period 1996-05-25
TEKTRONIX INC
filed 1996-08-22
CIK 96879

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 25, 1996 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______ Commission file number 1-4837

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____X_____. No__________.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-

affiliates of the Registrant was approximately $1,223,211,765 at August 5, 1996.

         At August 5, 1996 there were 32,793,086 Common Shares of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      ___________________________________

Document                             Part of 10-K into which incorporated
________                             ____________________________________
Registrant's Proxy Statement         Part III
dated August 14, 1996

1996 Annual Report to Shareholders   Parts I, II and IV

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

          Tektronix' products cover a wide range of electronic equipment. Measurement business products include general purpose test instruments, such as digital and analog oscilloscopes, logic analyzers, digital multimeters, VXI card-modular products, and probes; RF and wireless test instruments, such as spectrum analyzers, communication test sets and high frequency signal sources; telecommunications instruments, such as optical time domain reflectometers (OTDRs), and cable testers; and television test instruments, such as audio and video measurement sets, waveform monitors, vectorscopes, signal generators, and RF/cable measurement products. Color printing and imaging products include color printers, ink and related products and supplies. Video and networking products include studio production equipment, signal processing and distribution equipment, transmission systems, video editing systems, video disk recorders, netstations (X terminals) and related products.

                                  Products
                                  ________

          The table below sets forth the contribution to total net sales of the Company's product groupings for the last three fiscal years (in thousands of dollars).


              Measurement         Color Printing         Video and
              Business            and Imaging            Networking             Other
              Products            Products               Products (2)          Products (3)
          ________________       _______________      __________________     ________________
           Amount  Percent       Amount  Percent       Amount   Percent      Amount   Percent
          ______   _______        ______  _______     _______   _______      ______   _______

1994 (1)  $671,042  50.0%       $313,475  23.4%       $259,347   19.3%      $98,632    7.3%

1995 (1)  $731,061  48.8%       $454,961  30.4%       $303,213   20.2%      $ 8,727     .6%

1996 (1)  $812,250  45.9%       $561,642  31.8%       $394,966   22.3%      $   -      0.0%
_______

<F1>(1)  During 1995 and 1996 the Company acquired Microwave Logic, Inc.
(MLI), Lightworks Editing Systems Limited and Lightworks Editing
Systems, Inc. under poolings of interests, and the Company's financial results for 1994 and 1995 have been restated to include MLI and Lightworks results for these fiscal years.

<F2>(2)  This is a combination of the Video Systems and Network Displays products groups which were reported as separate groups in 1994.

<F3>(3)  The Other Products grouping includes the historic net sales to third parties by the non-strategic components and other business operations that the Company divested in 1994 and 1995.

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

          Tektronix pioneered the development of high precision oscilloscopes over 50 years ago, and the oscilloscope is the Company's primary measurement product. Oscilloscopes are used by engineers and technicians when an electrical signal needs to be viewed, measured, tested or calibrated. Oscilloscopes are used extensively in the computer, communications, aerospace and other industries for design, manufacturing and maintenance. In addition to electrical signals, oscilloscopes can be adapted to measure mechanical motion (vibration), sound, light, heat, pressure, strain and velocity.

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

          The development of the microprocessor and associated growth in microprocessor-based devices stimulated both the existing analog markets and new digital markets. In addition, the microprocessor made possible significant improvements in oscilloscope design and performance. Many of the oscilloscopes and other measurement products manufactured by Tektronix feature digital storage and conversion functions, programmable operations, the ability to work in conjunction with personal computers and workstations and combinations of these capabilities. In addition, trends toward smaller microelectronic devices have opened new segments for specialized measurement equipment, such as connectors, probes, adapters,and cameras and plotters to record displayed waveforms.

          Recently, Tektronix has designed a substantial portion of its oscilloscope product line to provide a consistent "architecture" across products and to enhance ease of use. Because the Company manufactures oscilloscopes in a wide range of configurations, bandwidths and other performance characteristics and in sizes ranging from hand-held to large laboratory units, this design provides customers with reduced learning time and higher productivity. The design also reduces the time required by the Company to develop new products because many essential user interface aspects have been standardized. Some elements of this design also have been patented and provide the Company with certain competitive advantages.

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

          Market changes are driving the development of new categories of products from Tektronix. The proliferation of electronic technology requires technicians and field engineers to use smart electronic tools for servicing, maintaining and troubleshooting problems in electrical equipment. Tektronix' broad line of hand-held instruments, sold through distributors, are smart, rugged products designed specifically to address these needs.

          Tektronix offers a full range of sophisticated, easy-to-use handheld instruments, including digital multimeters and the award-winning TekScope, a handheld oscilloscope/digital multimeter combination. Tektronix' handheld instruments range in price from below $100 up to about $2,500.

          The Company also makes benchtop basic instruments.
Applications include education, light manufacturing, electronic troubleshooting and basic electronic design.

          Logic analyzers are a principal tool for electronic designers, engineers and technicians in testing and trouble-shooting computers, computer peripheral devices and digital electronic systems and instruments. Logic analyzers capture, display and examine streams of data coded as binary digits (bits), which are transmitted simultaneously over many channels. The Company offers several lines of logic analyzers, including the 3000 Series, a standalone, mid-range analyzer targeted at medium sized designs, the newer TLA 500 Series, a high performance, mid-priced anlayzer optimized for embedded software debug, and the DAS Digital Analysis System, a broad application logic analyzer that combines logic analysis and pattern generation by using card modular plug-in units to permit a range of performance in one system. DAS systems are also used by software engineers in the development and optimization of microprocessor-based designs.

          Spectrum analyzers are used in communications and other industries to display and measure signal amplitude versus frequency rather than amplitude versus time (the latter being what an oscilloscope displays). It is an essential tool used to design, check and adjust communications transmitting and receiving equipment.

          Products designed for the telecommunications industry play an increasingly important role in the Company's measurement business portfolio. Tektronix is a leading supplier of a broad range of test solutions for emerging networks, designed for ensuring integrity and optimizing performance of networks, and verifying design and assuring quality of communications equipment. Cable testers and fiber optic testers use time-domain-reflectometry techniques to locate faults in metallic and fiber optic cables. Essentially, these instruments send signals from one end of a cable and then measure the reflection time of the signals to determine the location of the fault. Cable testers and fiber optic testers are widely used in the telecommunication and cable television industries. The Company also has developed a series of products for SDH or SONET transmission testing in the telecommunications industry, and has developed an MPEG based signal generator and analyzer.

          The Company's 1995 acquisition of Microwave Logic, Inc., which was merged into Tektronix in May of 1996, strengthens the Company's offerings in this product area, as well as in the area of ATM asynchronous transfer mode products. Tektronix also sells and supports German manufacturer Rohde and Schwarz' wireless communications and TV products in the United States and Canada, including the first measurement solutions for Personal Communications Services (PCS), mobile phones and base stations available to North American manufacturers. Rohde and Schwarz also works with Tektronix to facilitate distribution in Russia, the Middle East and Eastern European countries.

          Tektronix' distributorship arrangement with Advantest, the Japanese instruments manufacturer, expands the company's offering within North America and Mexico, adding more than 100 solutions to the communications test product portfolio.

          Other measurement business products include digitizers, signal sources, curve tracers, wireless and modular lines of general purpose test instruments.

                      Color Printing and Imaging Products
                      ___________________________________

          Tektronix' color printing and imaging products include color printers and related products and supplies. Color printers produce full color hard copies of images produced by personal computers, workstations and terminals. The Company's Phaser brand printers are compatible with the PostScript industry standard page description language, which specifies how an image is transferred to hard copy. By adopting the Postscript standard, color printers can be used in conjunction with a wide range of third-party graphics software. Tektronix produces Phaser color printers using thermal wax, liquid ink jet, dye sublimation and laser technologies. In addition, Tektronix has developed a proprietary printing technology that uses sticks of solid ink, of the Company's own formulation, that are melted and then jetted onto the paper. This technology produces vivid and stable images, allows printing on plain rather than coated paper, and can be applied to a wide range of sizes and gauges of paper. Tektronix' printers are controlled by software designed and implemented by the Company.

          The use of color in computing and printing has been stimulated by enhancements in the underlying microprocessor technology of personal computers and workstations, by increasingly larger system and peripheral storage capabilities, and by enhancements in computer display capability. As personal computers increasingly become capable of displaying complex, colorful images, there has been an accompanying growth in demand for printers that can print such images in color.

          Tektronix has been manufacturing and selling color printers for over eleven years. Early users were graphics artists, engineers and scientists. More recently, workgroup office users have also become significant users of the Company's color printers.

          In January of 1996, the Company introduced its Phaser 550, a new desktop color laser printer that provides a high print speed and high resolution on letter and legal size paper and transparencies. The Phaser 550 printer combines laser-class speed, low cost per page, and high quality output intended to broaden the appeal of color for the average business user and help move color into the office printing environment. This product compliments the Company's Phaser 340, introduced in 1995, which is a solid ink printer with laser-class speed. The Company continues to produce high quality output color printers for the specialty graphics and office markets.

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

          Also included in color printing and imaging products are supplies for use with the Company's color printers, including inks, toner, transfer ribbons, maintenance kits and media (paper and transparencies). These supplies are a very significant source of ongoing color printing and imaging revenue and profit. The Company also manufactures a scanner accessory that enables a color printer to function as a color copier.

                        Video and Networking Products
                        _____________________________

          As television continues to expand its offering content and distribution, markets have emerged for products capable of supporting development of content through the integration of computer applications. These trends, coupled with the increasing use of cable and satellite to distribute content, are expanding the market for Tektronix' video products. These trends may result in increased demand for lower cost production products based on industry standard platforms and for systems that support the development and distribution of new forms of content.

          Most video products are produced at the Company's facility in Grass Valley, California. The subsidiary owning this property was merged into the Company in January of 1996. Grass Valley products are used by the television industry for program production and distribution. Products include studio production equipment, signal processing and distribution equipment and transmission systems. Studio production equipment is used in the creative process of television program production and assembly. Production equipment products include production switchers, special effects devices and editing controllers. Production switchers allow an operator to select signals from various sources, such as cameras, video tape recorders and network or remote transmissions, and to combine these signals into the continuous program seen by the viewing audience. Signal processing and distribution equipment is used in the process of moving signals within a television production facility or between facilities. Such equipment includes routing switchers, amplifiers, timing systems and signal conversion devices. Transmission systems are used in the process of transporting signals between facilities. Transmission system products include fiber optic video transmitter/receiver systems, digital video coders/decoders, cross-connect switches and interactive conferencing systems including distance learning systems. Customers for Grass Valley products include the television networks, local television stations, post-production houses (which assemble commercials and television programs from recorded footage), telephone and cable companies and corporate and educational users.

          Lightworks Editing Systems Limited, a United Kingdom company which was acquired by the Company in fiscal year 1996, designs, manufactures and distributes non-linear editing systems used for film and video editing. Video products also include the Company's Profile disk-based, multi-channel video storage and playback system. In contrast to conventional tape storage technology, the Profile system provides instant access to stored video images and better reliability due to the durability of the media.

          The Company's main networking product is a line of netstations, which are X windows-based graphics terminals that provide multiple windowing and networking capability. Also commonly referred to as X terminals, netstations allow users to communicate with one or more host computers and other devices such as printers, that make up a networked computing system. Most applications include a central "server" (containing applications and data) connected to multiple netstations, thereby allowing a number of users to access those applications and data. The Company no longer manufactures its older line of proprietary graphics terminals, but it still has a service business for its installed base for such products. This service business has continually declined as the installed base of these proprietary graphics
                                 6
terminals declines.

          Netstation products are based on standard architecture originally developed by the Massachusetts Institute of Technology. Consequently, it is difficult for any manufacturer to develop a proprietary advantage in either the underlying hardware or in elements of the operating system, and competition in the netstation market is accordingly intense. The Company's terminals have historically been used in technical applications such as mechanical engineering design, drafting and mapping. As a result, the Company has enjoyed a strong position in the technical and scientific segments of the market. Recently, the market has expanded and shifted to commercial applications from scientific and engineering applications. In accordance with this trend, recent additions to the Company's netstation product line focus on new commercial and business applications, as well as engineering applications. Commercial customers now account for a major portion of the Company's netstation revenues.

          The Company's networking products also include WinDD software, which allows workstation or netstation users on a Unix network to run Microsoft Windows based applications in native mode (that is, without translation or emulation).


                                Manufacturing
                                _____________

          During fiscal 1994, the Company sold its integrated circuits operation to Maxim Integrated Products, Inc. and transferred its hybrid circuits operation to a joint venture with Maxim, and in early 1995 completed the sale of approximately 65% of the stock of its printed circuit board operation in the initial public offering of Merix Corporation. As a result of these activities and other recent component operation divestitures, the Company's manufacturing operations are no longer highly integrated. The Company has entered into supply agreements with each of the companies now operating the respective component operations.

          Tektronix also purchases raw materials, additional components, data processing equipment and computer peripheral devices for use in its products and systems. In addition, the Company purchases components of its products from a variety of third party suppliers. Such purchased materials and components are generally available to Tektronix as needed. Although shortages are experienced from time to time, the Company currently believes that it will be able to acquire the required components as needed. Because some of these components are unique, disruptions in supply can have an effect on Company operations.

          Tektronix owns substantially all of its manufacturing facilities. Its primary manufacturing facilities are located in or near the Portland, Oregon metropolitan area. Some of Tektronix' products, components and accessories are assembled in the Peoples Republic of China. A logistics center is maintained in Heerenveen, The Netherlands. The Grass Valley products are manufactured near Grass Valley, California. The Lightworks video editing products are manufactured in Reading, U.K. See Item 2, "Properties", for a more detailed description of the Company's manufacturing facilities.

          Certain Tektronix products are manufactured for the Japanese market at a plant in Gotemba, Japan by Sony/Tektronix Corporation, a Japanese corporation equally owned by Tektronix and Sony Corporation. Sony/Tektronix also designs and manufactures arbitrary waveform and function generators and benchtop semiconductor testers in Japan for sale worldwide by Tektronix.

                          Sales and Distribution
                          ______________________

          Tektronix maintains its own worldwide sales and field maintenance organization, staffed with technically trained personnel. Sales in the United States, Canada, Brazil, the United Kingdom, Germany, France, Italy, Spain, The Netherlands, Belgium, Sweden, Denmark, Norway, Finland, Switzerland, The Republic of Ireland, Australia, Austria, Hong Kong, Taiwan, Korea, Singapore, China and Mexico are made through the Company and its subsidiaries and their field offices or distribution channels located in principal market areas. In most countries, all sales are made either directly by Tektronix or by independent distributors to whom Tektronix provides direct technical and administrative assistance. Certain of the Company's independent distributors also sell products manufactured by the Company's competitors. Sales of joint venture products in the Peoples Republic of China are made by three companies which are joint ventures between Tektronix and three different Peoples Republic of China corporations. Except for Grass Valley products, sales in Japan are made by Sony/Tektronix Corporation. Sales in India are made by Tektronix (India) Limited, an Indian company which is 62% owned by Tektronix and the balance held publicly. A number of the Tektronix field offices in the U.S. also perform major maintenance and reconditioning operations. Tektronix' principal customers are electronic and computer equipment manufacturers and service providers, private industrial concerns engaged in commercial or governmental projects, military and nonmilitary agencies of the United States and of foreign countries, public utilities, educational institutions, radio and television stations and networks, graphics arts companies and users of sophisticated office products. Certain products are sold both to equipment users and to original equipment manufacturers.

          During the last fiscal year, United States Government agencies accounted directly for approximately 1.4 percent of Tektronix' consolidated sales as compared with approximately two percent for the prior year. During the last five years, direct sales to United States Government agencies ranged from one to six percent. The balance of sales during each year was distributed among several thousand other customers, with no other single customer accounting for as much as three percent. The Company believes that sales directly related to United States Government expenditures (excluding sales to the United States Government) were approximately two percent of Tektronix' consolidated sales for the last fiscal year. Contracts involving the United States Government are subject, as is customary, to termination by the Government at its convenience.

          Most Tektronix product sales are sold as standard catalog items. Tektronix attempts to fill its orders as promptly as possible. In video and networking, the Company is moving towards complete system sales.

          At May 25, 1996, Tektronix' unfilled product orders amounted to approximately $163 million, as compared to approximately $167 million at May 27, 1995. Tektronix expects that substantially all unfilled product orders at May 25, 1996 will be filled during its current fiscal year. Orders received by the Company are subject to cancellation by the customer.

                           International Sales
                           ___________________

          The following table sets forth the breakdown between U.S. and international sales, based upon purchaser location, for each of the last three fiscal years (in thousands of dollars):


                    U.S. Sales              International Sales
                ___________________         ___________________
                Amount      Percent         Amount      Percent
                ______      _______         ______      _______
     1994      $751,401      56.0%         $591,095      44.0%
     1995      $766,991      51.2%         $730,971      48.8%
     1996      $890,930      50.4%         $877,928      49.6%


See "Business Segments" in the Notes to Consolidated Financial
Statements at page 27 of the Company's 1996 Annual Report to
Shareholders, containing information on sales, operating income and assets by geographic area based upon the location of the seller, which is incorporated by reference.

          Tektronix products are sold worldwide. European sales are made principally in Germany, France, the United Kingdom, Switzerland, Italy, Spain, Sweden, and The Netherlands. Other international sales are principally in Japan, Korea, Canada and Australia. International sales include both export sales from the United States and sales by non-U.S. subsidiaries. Fluctuating exchange rates and other factors beyond the control of Tektronix, such as the stability of international monetary conditions, tariff and trade policies and domestic and foreign tax and economic policies, affect the level and profitability of international sales. The Company does not believe it is materially exposed to exchange rate fluctuation, although the Company is unable to predict the effect of these factors on its business. The Company hedges against certain currency exposures in order to minimize their impact.

                         Research and Development
                         ________________________

          Tektronix operates in an industry characterized by rapid technological change and research and development are important elements in its business. Expenditures during fiscal years ended May 28, 1994, May 27, 1995 and May 25, 1996 for research and development amounted to approximately $159,377,000, $166,171,000, and $164,292,000 respectively.
Almost all of these funds were Company generated.

          Research and development activities are conducted by research and design groups and specialized product development groups within the three product groups. These activities include: (i) research on basic devices and techniques (ii) the design and development of products and components and specialized equipment and (iii) the development of processes needed for production. Most of Tektronix' research and development is devoted to enhancing and developing its own products.

                   Patents and Intellectual Property
                   _________________________________

          It is Tektronix' policy to seek patents in the United States and appropriate foreign countries for its significant patentable developments. However, electronic equipment as complex as most Tektronix products is generally not patentable in its entirety. The Company also seeks to protect significant trademarks and software through trademark and copyright registration. The Company has entered into license arrangements for components important to the manufacturing of some of its printers. The Company's printer business relies on an integrated strategy of licensed and internally developed technology to produce its industry leading products. This technology includes software, equipment, printing process and ink developments. As with any company whose business involves intellectual property, Tektronix is subject to claims of infringement. There are no material pending claims.

                             Competition
                             ___________

          The electronics industry continues to become more competitive, both in the United States and abroad. Primary competitive factors are product performance, technology, customer service, product availability and price. Tektronix believes that its reputation in the marketplace is a significant positive competitive factor. With respect to many of its products, the Company competes with companies that have substantially larger resources.

          Tektronix is the world's largest manufacturer of oscilloscopes and no single competitor offers as complete a product line. The Company is also the leader in sales of test and measurement equipment for the television industry. Tektronix competes with a number of companies in specialized areas of other test and measurement products, and it competes with one very large company that sells a broad line of test and measurement products.

          Tektronix is also the leader in unit sales of office workgroup laser-class color printers, including color laser, solid ink jet and thermal wax color printers.

          Tektronix competes with a number of large, worldwide electronics firms that manufacture specialized equipment for the television industry, both with respect to its television test and measurement products and its Grass Valley products. Grass Valley products include leading high-performance production switchers and high-performance distribution/processing equipment.

          Tektronix is a leading supplier of netstations.

                                Employees
                                _________

          At May 25, 1996, Tektronix had 7,929 employees, of whom 1,572 were located in foreign countries. Tektronix' employees in the United States and most foreign countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.

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

                       Executive Officers of the Company
                       _________________________________

The following are the executive officers of the Company:


                                                    Has Served As
                                                    An Executive
                                                    Officer of
Name                   Position              Age    Tektronix Since
____                   ________              ___    _______________
Jerome J. Meyer     Chairman of the          58        1990
                    Board, Chief
                    Executive Officer
                    and President

William D. Walker   Vice Chairman of         65        1992 (also
                    the Board, Director                served in
                                                       1990 and
                                                       from 1969
                                                       to 1984)

John P. Karalis     Senior Vice President,   58        1992
                    Corporate Development
                    and Secretary

Carl W. Neun        Senior Vice President    52        1993
                    and Chief Financial
                    Officer

Daniel R. Brophy    Vice President and       58        1996
                    President, Americas
                    Operations

Lucie J. Fjeldstad  Vice President and       52        1995
                    President, Video and
                    Networking Division

                                11

                                                    Has Served As
                                                    An Executive
                                                    Officer of
Name                   Position              Age    Tektronix Since
____                   ________              ___    _______________
Gerald Perkel       Vice President and       40        1995
                    President, Color
                    Printing and
                    Imaging Division

Daniel Terpack      Vice President and       55        1993
                    President, Measurement
                    Business Division


Timothy E.          Vice President and       43        1991
Thorsteinson        President, Pacific
                    Operations

John W. Vold        Vice President and       66        1991
                    President, European
                    Operations

          The executive officers are elected by the board of directors of the Company at its annual meeting, except for interim elections to fill vacancies. Executive officers hold their positions until the next annual meeting or until their successors are elected, or until such tenure is terminated by death, resignation or removal in the manner provided in the bylaws. There are no arrangements or understandings between executive officers or any other person pursuant to which the executive officers were elected and none of the executive officers are related.

          All of the executive officers named have been employed by Tektronix in management positions for the last five years except: Mr. Timothy E. Thorsteinson who joined Tektronix in October 1991 and from 1990 to 1991 was Director of Quality Performance of National Semiconductor Corporation ("National Semiconductor") and prior to that time held a number of management positions in human resources management at National Semiconductor; Mr. John P. Karalis who joined Tektronix in September 1992 and prior to that time was with the law firm of Brown and Bain (from 1989 to 1992) and Vice President and General Counsel of Apple Computer, Inc. (from 1987 to 1989); Mr. Carl W. Neun who joined Tektronix in March 1993 and prior to that time served as Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc., (from 1987 to 1993); Ms. Lucie Fjeldstad who joined Tektronix in January 1995 and prior to that time was President and CEO of Fjeldstad International (from 1993 to 1995) and Vice President and General Manager, Multimedia of IBM Corporation (from 1990 to 1993); Mr. William D. Walker, who is not an employee of the Company and has been a director of the Company since 1980; and Mr. Daniel R. Brophy, who joined the company in December 1994 and prior to that time served as Assistant Vice President of Ascom Timeplex, a division of Ascom Holding AG, an international telecommunications company.

Item 2.  Properties.

          A brief description of the location and general characteristics of the significant properties occupied by Tektronix in August of 1996 is set forth below. Tektronix believes that its operations are in compliance in all material respects with requirements relating to environmental quality, safety and energy conservation.

          Tektronix owns a 265 acre industrial park (the "Howard Vollum Park") near Beaverton, Oregon. The Howard Vollum Park includes 23 buildings arranged in a campus-like setting and containing an aggregate of approximately 2.6 million gross square feet of enclosed floor space. A substantial portion of the company's product manufacturing and administrative activities are located at Howard Vollum Park. Most of the Company's Measurement Business Division and a variety of the Video Networking Division products are manufactured at Howard Vollum Park. The Company leases certain excess space at the Howard Vollum Park to other corporations. The Company also owns property near Howard Vollum Park which is leased to another corporation.

          The Company's Color Printing and Imaging Division, and corporate headquarters occupy three buildings containing approximately 596,000 square feet on a 167 acre tract owned by the Company in Wilsonville, Oregon, approximately 16 miles south of Howard Vollum Park. An additional 192,000 square foot building on the Company's Wilsonville property is currently leased to another corporation.

          Tektronix' Video and Networking Division also has operating facilities in Grass Valley, California, which includes ten buildings containing a total of approximately 190,000 square feet of floor space on a 320 acre site, and three buildings containing a total of approximately 151,000 square feet on the Company's 116 acre tract of land in the neighboring town of Nevada City. The Company intends to consolidate these operations on the Nevada City site, and the 320 acre Grass Valley site is currently offered for sale.

          The buildings described above were constructed after 1957 and are maintained in good condition. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Most manufacturing, office and engineering areas are air-conditioned. The Company believes that its facilities described above are adequate for their intended uses.

          Tektronix owns a 43 acre site six miles east of Vancouver, Washington (Vancouver is across the Columbia River from Portland,
Oregon). The Company has leased the 485,000 square foot manufacturing facility that is situated on the site to another corporation.

          A 109,000 square foot logistics center owned by Tektronix is located on 23 acres of land in Heerenveen, The Netherlands.

          Field offices near London (83,000 square feet) and Sydney, Australia (23,000 square feet) are located in buildings owned by the Company. The Lightworks video editing manufacturing operations are located on leased premises in Reading, U.K. Field Offices in other foreign countries occupy leased premises.

          Tektronix also owns a seven-acre site in Hoddesdon, England, with manufacturing buildings containing about 47,000 square feet which is leased to another corporation. Tektronix is attempting to sell this facility.

          Tektronix' US Sales and Service field offices aggregate approximately 245,000 square feet of leased space. A surplus office in Chicago, Illinois, consisting of approximately 60,000 square feet is offered for sale. Tektronix also owns an approximately 9,000 square foot facility in Nanticoke, Pennsylvania.

Item 3.   Legal Proceedings.

          Fluke Corporation filed suit against the Company in the Federal District Court for the Western District of Washington, alleging the Company violated trademark and unfair competition laws by copying certain trade dress of one of Fluke's digital multimeter product lines. The Court has issued a preliminary injunction prohibiting the Company from selling, distributing, advertising or promoting its 800 Series digital multimeters in the United States. The Company will comply with the order which it intends to appeal. It is not anticipated that the order will have a material adverse effect on the Company's operating results.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                        Forward Looking Statements
                        __________________________

          Information included in this Report on Form 10-K relating to orders, sales and earnings expectations constitute forward-looking
statements that involve a number of  risks and uncertainties.   From
time to time, information provided by the Company, or statements made by its employees, may contain other forward-looking statements. As with many high technology companies, factors that could cause the company's actual results or activities to differ materially from these forward looking statements include but are not limited to: general economic conditions, and business conditions in the electronics industry, including the effect on purchases by the Company's customers;
competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product and sales mix, including an increase in indirect and systems sales by the Company and the related effects on gross margins; the company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

          Additional risk factors specific to the Company's current plans and expectations that could cause the Company's actual results or activities to differ materially from those stated include: the significant organizational and operational challenges that could adversely affect the Company's ability to integrate and transform its Video and Networking business successfully in the planned time frame; the timely introduction of new products scheduled during the Company's fiscal year which could be affected by engineering or other development program slippages, the ability to ramp up production or to develop effective sales channels, and demand for and acceptance of those and other Company products by the Company's customers which could be affected by the current uncertainties in economic conditions around the world and by activities of the Company's competitors.


                                PART II

Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.

          The information required by this item is included on page 25 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 6.   Selected Financial Data.

          The information required by this item is included on page 35 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The information required by this item is included on pages 16 through 20 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data.

          The information required by this item is included on pages 22 through 35 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information required by this item regarding directors is included under "Board of Directors" and "Election of Directors" on pages 3 to 8 of the Company's Proxy Statement dated August 14, 1996.

          The information required by this item regarding officers is contained under "Executive Officers of the Company" in Item 1 of Part I hereof.

          The information required by Item 405 of Regulation S-K is included under "Section 16(a) Compliance. Beneficial Ownership
Reporting" on page 19 of the Company's Proxy Statement dated August 14,
1996.

Item 11.  Executive Compensation.

          The information required by this item is included under "Directors' Compensation" and "Executive Compensation" on pages 7 to 13 of the Company's Proxy Statement dated August 14, 1996.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

          The information required by this item is included under "Ownership of Shares" and "Election of Directors" on page 2 and 4 to 7 of the Company's Proxy Statement dated August 14, 1996.

Item 13.  Certain Relationships and Related Transactions.

          None.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.

     (a)  (1)  Financial Statements.
               ____________________

          The following documents are included in the Company's 1996 Annual Report to Shareholders at the pages indicated and are incorporated herein by reference:


                                             Page in 1996 Annual
                                             Report to Shareholders
                                             ______________________
     Independent Auditors' Report                    21
     Consolidated Statements of Operations           22
     Consolidated Balance Sheets                     23
     Consolidated Statements of Cash Flows           24
     Consolidated Statements of Shareholders'        25
       Equity
     Notes to Consolidated Financial Statements      26 to 34

                                16

          (2)  Financial Statement Schedules.

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

             (ii)   Bylaws, as amended.

          (4)(i) Indenture dated as of November 16, 1987, as amended by First Supplemental Indenture Dated as of July 13, 1993, covering the registrant's 7-1/2% notes due August 1, 2003,and the registrant's 7-5/8% notes due August 15, 2002. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990,
                    SEC File No. 1-4837.

             (ii)   Pursuant to Item 601(b)(4)(iii) of Regulation
                    S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

        +(10)(i)    1982 Stock Option Plan, as amended.
                    Incorporated by reference to Exhibit 10(iii) of Form 10-K dated August 22, 1989, SEC File
                    No. 1-4837.

            +(ii)   Stock Incentive Plan, as amended.
                    Incorporated by reference to Exhibit 10(ii)of
                    Form 10-Q dated April 9, 1993, SEC File
                    No. 1-4837.

            +(iii)  Restated Annual Performance Improvement Plan.
                    Incorporated by reference to Exhibit 10(i) of Form 10-Q dated April 9, 1993, SEC File No.
                    1-4837.

            +(iv)   Restated Deferred Compensation Plan.
                    Incorporated by reference to Exhibit 10(i)of
                    Form 10-Q dated December 20, 1984, SEC File
                    No. 1-4837.

            +(v)    Retirement Equalization Plan, Restatement

            +(vi) Severance Agreement entered into between the Company and its named officers. Incorporated by reference to Exhibit 10(viii)of Form 10-K dated August 18, 1993, SEC File No. 1-4837.

            +(vii) Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K dated August 18, 1993, SEC File No. 1-4837.

            +(viii) Executive Severance Agreement entered into
                    between the Company and its named officers.
                    Incorporated by reference to Exhibit 10(ix) of Form 10-K dated August 9, 1995, SEC File No. 1-4837.

            +(ix)   Executive Compensation and Benefits
                    Agreement dated as of October 24, 1990.
                    Incorporated by reference to Exhibit
                    10(ii) of Form 10-Q dated December 21,
                    1990, SEC File No. 1-4837.

            + (x) Executive Compensation and Benefits Agreement dated as of March 29, 1993. Incorporated by reference to Exhibit 10(xiv) of Form 10-K dated August 11, 1994, SEC File No. 1-4837.

            + (xi)  Rights Agreement dated as of August 16, 1990.
                    Incorporated by reference to Exhibit 1 of Form 8-K dated August 27, 1990, SEC File
                    No. 1-4837.

            +(xii) Non-Employee Directors' Deferred Compensation Plan, 1995 Restatement dated July 1, 1995. Incorporated by reference to Exhibit 10 (xv) of Form 10-K dated August 9, 1995, SEC File No. 1-4837.

            +(xiii) Non-Employee Directors Stock Compensation
                    Plan.  Incorporated by reference to Exhibit
                    10(xvi) of Form 10-K dated August 9, 1995,
                    SEC File No. 1-4837.

            +(xiv)  Executive Severance Agreement, as amended.
                    Incorporated by reference to Exhibit 10(i) of Form 10-Q dated October 7, 1994, SEC File
                    No. 1-4837.

            +(xv)   Amendment to Supplemental Executive
                    Retirement Agreement.  Incorporated by
                    reference to Exhibit 10(ii) of Form 10-Q dated October 7, 1994, SEC File No. 1-4837.

            +(xvi)  Employment Agreement dated January 20, 1995.

            (13)    Portions of the 1996 Annual Report to
                    Shareholders that are incorporated herein by reference.

            (21)    Subsidiaries of the registrant.

            (23)    Independent Auditors' Consent.

            (24)    Powers of Attorney.

            (27)    Financial Data Schedule.

                (i) Restated Financial Data Schedule.

          + Compensatory Plan or Arrangement

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TEKTRONIX, INC.

                                        By  CARL W. NEUN
                                           ______________________
                                        Carl W. Neun
                                        Senior Vice President and
                                        Chief Financial Officer

Dated:  August 20, 1996



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Capacity                 Date
_________                     ________                 ____

JEROME J. MEYER*         Chairman, Chief          August 20, 1996
Jerome J. Meyer          Executive Officer,
                         and President


CARL W. NEUN*            Senior Vice President    August 20, 1996
Carl W. Neun             and Chief Financial
                         Officer, Principal
                         Financial and
                         Accounting Officer

PAULINE LO ALKER*        Director                 August 20, 1996
Pauline Lo Alker



A. GARY AMES*            Director                 August 20, 1996
A. Gary Ames



PAUL E. BRAGDON*         Director                 August 20, 1996
Paul E. Bragdon

                                20


Signature                     Capacity                 Date
_________                     ________                 ____


PAUL C. ELY, JR.*        Director                 August 20, 1996
Paul C. Ely, Jr.


A. M. GLEASON*           Director                 August 20, 1996
A. M. Gleason


WAYLAND R. HICKS*        Director                 August 20, 1996
Wayland R. Hicks



KEITH R. MCKENNON*       Director                 August 20, 1996
Keith R. McKennon



MERRILL A. MCPEAK*       Director                 August 20, 1996
Merrill A. McPeak



JEAN VOLLUM*             Director                 August 20, 1996
Jean Vollum



WILLIAM D. WALKER        Director                 August 20, 1996
William D. Walker


*By JOHN P. KARALIS                               August 20, 1996
    John P. Karalis
    as attorney-in-fact

                                21

                            EXHIBIT LIST

          (3)(i)    Restated Articles of Incorporation, as
                    amended.  Incorporated by reference to
                    Exhibit (3) of Form 10-Q dated September
                    28, 1990, SEC File No. 1-4837.

             (ii)   Bylaws, as amended.

          (4)(i) Indenture dated as of November 16, 1987, as amended by First Supplemental Indenture Dated as of July 13, 1993, covering the registrant's 7-1/2% notes due August 1, 2003,and the registrant's 7-5/8% notes due August 15, 2002. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990,
                    SEC File No. 1-4837.

             (ii)   Pursuant to Item 601(b)(4)(iii) of Regulation
                    S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

        +(10)(i)    1982 Stock Option Plan, as amended.
                    Incorporated by reference to Exhibit 10(iii) of Form 10-K dated August 22, 1989, SEC File
                    No. 1-4837.

            +(ii)   Stock Incentive Plan, as amended.
                    Incorporated by reference to Exhibit 10(ii)of
                    Form 10-Q dated April 9, 1993, SEC File
                    No. 1-4837.

            +(iii)  Restated Annual Performance Improvement Plan.
                    Incorporated by reference to Exhibit 10(i) of Form 10-Q dated April 9, 1993, SEC File No.
                    1-4837.

            +(iv)   Restated Deferred Compensation Plan.
                    Incorporated by reference to Exhibit 10(i)of
                    Form 10-Q dated December 20, 1984, SEC File
                    No. 1-4837.

            +(v)    Retirement Equalization Plan, Restatement

            +(vi) Severance Agreement entered into between the Company and its named officers. Incorporated by reference to Exhibit 10(viii)of Form 10-K dated August 18, 1993, SEC File No. 1-4837.

            +(vii) Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K dated August 18, 1993, SEC File No. 1-4837.

            +(viii) Executive Severance Agreement entered into
                    between the Company and its named officers.
                    Incorporated by reference to Exhibit 10(ix) of Form 10-K dated August 9, 1995, SEC File No. 1-4837.

            +(ix)   Executive Compensation and Benefits
                    Agreement dated as of October 24, 1990.
                    Incorporated by reference to Exhibit
                    10(ii) of Form 10-Q dated December 21,
                    1990, SEC File No. 1-4837.

            + (x) Executive Compensation and Benefits Agreement dated as of March 29, 1993. Incorporated by reference to Exhibit 10(xiv) of Form 10-K dated August 11, 1994, SEC File No. 1-4837.

            + (xi)  Rights Agreement dated as of August 16, 1990.
                    Incorporated by reference to Exhibit 1 of Form 8-K dated August 27, 1990, SEC File
                    No. 1-4837.

            +(xii) Non-Employee Directors' Deferred Compensation Plan, 1995 Restatement dated July 1, 1995. Incorporated by reference to Exhibit 10 (xv) of Form 10-K dated August 9, 1995, SEC File No. 1-4837.

            +(xiii) Non-Employee Directors Stock Compensation
                    Plan.  Incorporated by reference to Exhibit
                    10(xvi) of Form 10-K dated August 9, 1995,
                    SEC File No. 1-4837.

            +(xiv)  Executive Severance Agreement, as amended.
                    Incorporated by reference to Exhibit 10(i) of Form 10-Q dated October 7, 1994, SEC File
                    No. 1-4837.

            +(xv)   Amendment to Supplemental Executive
                    Retirement Agreement.  Incorporated by
                    reference to Exhibit 10(ii) of Form 10-Q dated October 7, 1994, SEC File No. 1-4837.

            +(xvi)  Employment Agreement dated January 20, 1995.

            (13)    Portions of the 1996 Annual Report to
                    Shareholders that are incorporated herein by reference.

            (21)    Subsidiaries of the registrant.

            (23)    Independent Auditors' Consent.

            (24)    Powers of Attorney.

            (27)    Financial Data Schedule.

                (i) Restated Financial Data Schedule.