Form 10-Q
period 1996-08-31
TEKTRONIX INC
filed 1996-10-15
CIK 96879

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarter ended August
31, 1996, or,



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

     Yes ___X___                                No______

AT SEPTEMBER 28, 1996 THERE WERE 32,843,447 COMMON SHARES OF
TEKTRONIX, INC. OUTSTANDING.

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----

                                                                  PAGE NO.
                                                                  --------

Financial Statements:

  Condensed Consolidated Balance Sheets -                             2
  August 31, 1996 and May 25, 1996



  Condensed Consolidated Statements of Operations -                   3
    for the Quarter Ended August 31, 1996
    and the Quarter Ended August 26, 1995



  Condensed Consolidated Statements of Cash Flows -                   4
    for the Quarter Ended August 31, 1996
    and the Quarter Ended August 26, 1995



  Notes to Condensed Consolidated Financial Statements                5



Management's Discussion and Analysis of Financial                     6
Condition and Results of Operations



Part II.   Other Information                                          8



Signatures                                                            10
                                         1


                     TEKTRONIX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)


                                                           Aug. 31,          May 25,
(In thousands)                                                 1996             1996
------------------------------------------------------------------------------------
ASSETS
  Current assets:
    Cash and cash equivalents                            $   32,925       $   36,644
    Accounts receivable - net                               311,391          375,309
    Inventories                                             283,102          264,624
    Other current assets                                     60,353           77,003
                                                         ----------       ----------
      Total current assets                                  687,771          753,580

  Property, plant, and equipment                            682,602          676,543
    Accumulated depreciation and amortization              (374,759)        (368,980)
                                                         ----------       ----------
      Property, plant and equipment - net                   307,843          307,563

  Property held for sale                                     25,445           18,903
  Deferred tax assets                                        29,232           28,247
  Other long-term assets                                    219,860          220,203
                                                         ----------       ----------
       Total assets                                      $1,270,151       $1,328,496
                                                         ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term debt                                      $   15,055       $   44,645
    Accounts payable                                        152,089          178,353
    Accrued compensation                                     99,353          120,044
    Deferred revenue                                         20,160           22,295
                                                         ----------       ----------
      Total current liabilities                             286,657          365,337

  Long-term debt                                            202,283          201,955
  Other long-term liabilities                                89,232           85,882


  Shareholders' equity:
    Common stock                                            203,302          204,370
    Retained earnings                                       396,406          378,606
    Currency adjustment                                      52,858           52,069
    Unrealized holding gains - net                           39,413           40,277
                                                         ----------       ----------
      Total shareholders' equity                            691,979          675,322
                                                         ----------       ----------
      Total liabilities and shareholders' equity         $1,270,151       $1,328,496
                                                         ==========       ==========





The accompanying notes are an integral part of these condensed consolidated financial statements.


                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                                  Quarter ended
                                                           Aug. 31,         Aug. 26,
(In thousands except for per share amounts)                    1996             1995
------------------------------------------------------------------------------------
Net  sales                                               $  440,115       $  401,022

Cost of sales                                               248,843          231,082
                                                         ----------       ----------
  Gross profit                                              191,272          169,940

Research and development expenses                            46,447           38,479

Selling, general, and administrative
   expenses                                                 112,095           98,809

Equity in business ventures'
  earnings (losses)                                             144             (593)
                                                         ----------       ----------
  Operating income                                           32,874           32,059

Other income - net                                              531              326
                                                         ----------       ----------
  Earnings before taxes                                      33,405           32,385

Income taxes                                                 10,690            9,715
                                                         ----------       ----------
  Net earnings                                           $   22,715       $   22,670
                                                         ==========       ==========

Earnings per share                                       $     0.69       $     0.68

Dividends per share                                            0.15             0.15

Average shares outstanding                                   32,766           33,252






The accompanying notes are an integral part of these condensed consolidated financial statements.


                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                  Quarter ended
                                                           Aug. 31,         Aug. 26,
(In thousands)                                                 1996             1995
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                           $   22,715       $   22,670
Adjustments to reconcile net earnings to cash
from operating activities:
  Depreciation expense                                       13,324           11,259
  Deferred taxes                                                 --            1,165
  Accounts receivable                                        67,589             (503)
  Inventories                                               (17,801)         (25,675)
  Other current assets                                       16,131            7,557
  Accounts payable                                          (27,158)           5,590
  Accrued compensation                                      (20,883)         (34,547)
  Other assets                                               (9,106)          (1,037)
  Other-net                                                  (4,970)            (679)
                                                         ----------       ----------
    Net cash provided (used) by operating activities         39,841          (14,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment              (19,011)         (16,927)
  Proceeds from sale of assets                                2,466            4,649
  Proceeds from sale of investments                           4,506              922
                                                         ----------       ----------
    Net cash (used) by investing activities                 (12,039)         (11,356)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                             (29,592)          (6,477)
  Issuance of long-term debt                                    450           50,009
  Repayment of long-term debt                                    --           (1,232)
  Issuance of common stock                                      465            7,630
  Dividends                                                  (4,915)          (5,036)
                                                         ----------       ----------
    Net cash provided (used) by financing activities        (33,592)          44,894

Effect of exchange rate changes                               2,071           (1,193)
                                                         ----------       ----------
Increase (decrease) in cash and cash equivalents             (3,719)          18,145
Cash and cash equivalents at beginning of year               36,644           31,761
                                                         ----------       ----------
Cash and cash equivalents at end of quarter              $   32,925       $   49,906
                                                         ==========       ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Income taxes paid (refunded) - net                     $   (4,671)      $   11,874
  Interest paid                                               7,302            5,571

NON-CASH INVESTING ACTIVITIES:
  Fair value adjustment to securities
    available-for-sale                                   $   (1,440)      $    1,349
  Income tax effect related to fair value adjustment            576             (540)



The accompanying notes are an integral part of these condensed consolidated financial statements.
                                         4

                     TEKTRONIX, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION

      The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K. The Company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 1997 is 53 weeks. The first quarter of 1997 is 14 weeks compared to 13 weeks in the first quarter of 1996.

ACCOUNTS RECEIVABLE

      On September 10, 1996, the Company entered into a Receivable Purchase Agreement with Citibank NA to sell, without recourse, an undivided interest of up to $50.0 million in a defined pool of trade accounts receivable. The amount of receivables sold under this agreement will be reflected as a reduction of accounts receivable in subsequent balance sheets and as operating cash flows in subsequent statements of cash flows.

INVENTORIES

Inventories consisted of:

                                                           Aug. 31,          May 25,
(In thousands)                                                 1996             1996
------------------------------------------------------------------------------------
Materials and work in process                            $  152,661       $  141,798
Finished goods                                              130,441          122,826
                                                         ----------       ----------
  Inventories                                            $  283,102       $  264,624
                                                         ==========       ==========


INCOME TAXES

The provision for income taxes consisted of:

                                                                  Quarter ended
                                                           Aug. 31,         Aug. 26,
(In thousands)                                                 1996             1995
------------------------------------------------------------------------------------
United States                                            $    5,939       $    1,536
State                                                         1,485              390
Foreign                                                       3,266            7,789
                                                         ----------       ----------
  Income taxes                                           $   10,690        $   9,715
                                                         ==========        =========

      The provision for income taxes was calculated at estimated annual effective rates of 32% and 30%, respectively, for the quarters ended August 31, 1996 and August 26, 1995.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                    CONDITION AND RESULTS OF OPERATIONS



                            Financial Condition


     The Company's financial condition is strong. Cash flow from operating activities and borrowing capacity from existing lines of credit are sufficient to meet current and anticipated future needs. At the end of the first quarter (August 31, 1996), the Company maintained bank credit facilities totaling $311.2 million, of which $231.9 million was available out of unused facilities, which include $149.3 million in lines of credit and $99.0 million under revolving credit agreements from United States and foreign banks.

     Current assets decreased by $65.8 million from the year end balance at May 31, 1996, due primarily to lower accounts receivable and other current assets, partly offset by higher inventories. Accounts receivable were lower due to improved collections and lower average weekly sales compared to the fourth quarter of last year. Increased inventories were due primarily to changes in the timing of shipments. Other current assets declined primarily because of a reduction in deferred tax assets due to the provision for taxes on current income.

     Current liabilities declined by $78.7 million, or 22%. Short-term debt was reduced by $29.6 million due to the improved collection of receivables. Accounts payable and accrued compensation declined due primarily to timing, including the payment of year-end accruals for incentives and commissions.

      Shareholders' equity increased by $16.7 million due primarily to earnings net of dividends.





                           Results of Operations



                       Quarter Ended August 31, 1996

                                    vs.

                       Quarter Ended August 26, 1995

     In the first quarter of fiscal 1997, net earnings were $22.7 million, or $0.69 per share compared with $22.7 million, or $0.68 per share in the first quarter of fiscal 1996. Net sales were $440.1 million, up 10% from $401.0 million in the prior year.

     Measurement Business sales of $206.8 million were up 12% from the prior year reflecting particularly strong growth in telecommunications test products. Product orders were $184.3, an increase of 5% over product orders of $175.0 million in the first quarter of 1996. The Company continues to expect Measurement Business order and revenue growth in the 5% to 10% range in 1997.

     Color Printing and Imaging sales increased 2% to $124.0 million and product orders declined 2% to $112.2 million, as printer sales and order growth was significantly impacted by a decline in sales into the specialty
printer markets.   There was also a slow down in the growth rate in the
office market as the channel adjusted its inventory levels and the Company prepared for the launch of the Phaser 350 in the second quarter. The Company expects sales and order growth for Color Printing and Imaging to be in the range of 10% to 15% for 1997, with expected growth of 5% to 10% for the second quarter, increasing to 15% to 20% in the second half of the year.

Video and Networking sales grew 16% to $109.3 million. Product orders were $117.2 million, an increase of 18% over 1996 product orders of $99.7 million. The Company expects Video and Networking sales and order growth in the range of 15% to 20% for the full year 1997 with a return to profitability by the end of the second quarter.

     Sales to customers in the United States increased by 16% from $211.0 million to $243.8 million, representing 55% of total sales. International sales of $196.3 million were up 3% from $190.0 million in the prior year, with good growth in the Pacific, but weakness in Europe due to softening economic conditions and the impact of currency fluctuations. Product orders from customers in the United States of $226.2 million were up 20% from last year's first quarter while international product orders of $187.5 million were down 7%. The Company expects total sales in the range of about $2 billion for the year.

     Cost of sales, as a percentage of net sales, declined from 57.6% to 56.5% due primarily to lower costs for some components and a higher mix of supplies sales in the printer business. Research and development and selling, general and administrative expenses increased as a percentage of sales, from 9.6% to 10.6% and from 24.6% to 25.5%, respectively, due to the high level of new product development and the Company's recent investments in systems and in distribution channels, predominately in the Pacific region.

     Operating income as a percentage of sales declined from 8.0% in the first quarter of 1996 to 7.5% in the current quarter.

     Income taxes increased from $9.7 million to $10.7 million due to the higher estimated effective annual tax rate of 32% for the current year, compared to 30% for all of last year.

     Net earnings of $22.7 million were flat compared to the prior year's quarter as higher sales and gross margins were offset by higher operating expenses and taxes. The Company continues to expect net earnings for the full year to increase by 10% to 20%, with the growth occurring in the second half of the fiscal year as the Company introduces several new products.



                        Forward-looking Statements



     Information included in this Management's Discussion and Analysis relating to orders, sales and earnings expectations and new product introductions constitute forward-looking statements that involve a number of risks and uncertainties. From time to time, information provided by the Company, or statements made by its employees, may contain other forward-looking statements. As with many high technology companies, factors that could cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: general economic conditions and business conditions in the electronics industry, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product and sales mix, including an increase in indirect and systems sales by the Company and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

     Additional risk factors specific to the Company's current plans and expectations that could cause the Company's actual results or activities to differ materially from those stated include: the significant organizational and operational challenges that could adversely affect the Company's ability to integrate and transform its Video and

Networking business successfully in the planned time frame; the Company's ability to effectively manage its growing systems integration business, particularly the large scale contracts in the Video and Networking Division; the timely introduction of new products scheduled during the Company's fiscal year which could be affected by engineering or other development program slippages, the ability to ramp up production or to develop effective sales channels, and demand for and acceptance of those and other Company products by the Company's customers which could be affected by the current uncertainties in economic conditions around the world, and by activities of the Company's competitors.


PART II.  OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS



     At the Company's annual meeting of shareholders on September 26, 1996, the shareholders voted on the election of four directors to the Company's board of directors. Pauline Lo Alker, A. Gary Ames, Paul E. Bragdon, and Paul C. Ely, Jr., were elected to serve a three-year term ending at the 1999 annual meeting of shareholders.

     The voting for each director was as follows: 28,152,104 shares voted for Pauline Lo Alker, and 67,794 withheld; 25,861,088 voted for A. Gary Ames, and 2,358,810 withheld; 28,147,092 voted for Paul E. Bragdon, and 72,086 withheld; and 28,147,502 voted for Paul C. Ely, Jr., and 72,396 withheld.

     The term of office of the Company's other directors continued after the 1996 annual meeting of shareholders, as follows: Keith R. McKennon, Jerome J. Meyer and William D. Walker until the 1997 annual meeting of shareholders; and A.M. Gleason, Wayland R. Hicks, and Merrill A. McPeak until the 1998 annual meeting of shareholders.

     At the meeting, the shareholders voted on three shareholder proposals. The proposals related to: (a) fixing the size of the Company's board of directors at 11 members and eliminating provisions for a classified board,
(b) the Company's shareholder rights plan, and (c) the Company's severance arrangements with executives. The Company's definitive additional proxy materials, dated September 9, 1996 filed herewith as an exhibit, contains a description of the proposals.

     The number of shares voted for approval of the shareholder proposal fixing the size of the Company's board of directors at 11 members and eliminating provisions for a classified board was 8,517,377, the number voted against approval was 16,257,046, and 1,231,395 abstained. There were 2,214,080 broker non-votes.

     The number of shares voted for approval of the shareholder proposal regarding the shareholder rights plan was 8,433,692, the number voted against approval was 16,382,540, and 1,189,586 abstained. There were 2,214,080 broker non-votes.

     The number of shares voted for approval of the shareholder proposal regarding the Company's severance arrangements with executives was 2,178,061, the number voted against approval was 22,635,162, and 1,192,595 abstained. There were 2,214,080 broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



     (a)    Exhibits

           (27) Financial Data Schedule.

           (99) Definitive Additional Materials dated September 9, 1996,

                for the annual meeting of shareholders of Tektronix,

                Inc., held on September 26, 1996, previously filed on

                September 12, 1996, SEC File No. 1-4837.



     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934,

the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



October 10, 1996              TEKTRONIX, INC.




                              By  /S/ CARL W. NEUN
                                  -------------------------
                                  Carl W. Neun

                                  Senior Vice President and

                                  Chief Financial Officer