Form 10-Q
period 1996-11-30
TEKTRONIX INC
filed 1997-01-13
CIK 96879

================================================================================

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarter ended
November 30, 1996, or,



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

     Yes ___X___                                No______

AT DECEMBER 28, 1996 THERE WERE 33,003,376 COMMON SHARES OF
TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----

                                                                  PAGE NO.
                                                                  --------

Financial Statements:

  Condensed Consolidated Balance Sheets -                             2
    November 30, 1996 and May 25, 1996



  Condensed Consolidated Statements of Operations -                   3
    for the Quarter Ended November 30, 1996
    and the Quarter Ended November 25, 1995



  Condensed Consolidated Statements of Cash Flows -                   4
    for the Quarter Ended November 30, 1996
    and the Quarter Ended November 25, 1995



  Notes to Condensed Consolidated Financial Statements                5



Management's Discussion and Analysis of Financial                     6
Condition and Results of Operations



Part II.   Other Information                                          9



Signatures                                                            10

                     TEKTRONIX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                                                       Nov. 30,      May 25,
(In thousands)                                                             1996         1996
--------------------------------------------------------------------------------------------
ASSETS
  Current assets:
    Cash and cash equivalents                                        $   35,777   $   36,644
    Accounts receivable - net                                           273,198      375,309
    Inventories                                                         261,104      264,624
    Other current assets                                                 72,688       77,003
                                                                     ----------   ----------
      Total current assets                                              642,767      753,580

  Property, plant, and equipment                                        706,664      676,543
    Accumulated depreciation and amortization                          (383,121)    (368,980)
                                                                     ----------   ----------
      Property, plant and equipment - net                               323,543      307,563

  Property held for sale                                                 13,292       18,903
  Deferred tax assets                                                    23,135       28,247
  Other long-term assets                                                225,562      220,203
                                                                     ----------   ----------
       Total assets                                                  $1,228,299   $1,328,496
                                                                     ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term debt                                                  $   14,684   $   44,645
    Accounts payable                                                    162,290      178,353
    Accrued compensation                                                 72,117      120,044
    Deferred revenue                                                     18,199       22,295
                                                                     ----------   ----------
      Total current liabilities                                         267,290      365,337

  Long-term debt                                                        152,186      201,955
  Other long-term liabilities                                            89,571       85,882


  Shareholders' equity:
    Common stock                                                        205,437      204,370
    Retained earnings                                                   417,939      378,606
    Currency adjustment                                                  48,756       52,069
    Unrealized holding gains - net                                       47,120       40,277
                                                                     ----------   ----------
      Total shareholders' equity                                        719,252      675,322
                                                                     ----------   ----------
      Total liabilities and shareholders' equity                     $1,228,299   $1,328,496
                                                                     ==========   ==========





The accompanying notes are an integral part of these condensed consolidated financial statements.


                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                 Quarter ended          Two quarters ended
                                             Nov. 30,     Nov. 25,     Nov. 30,     Nov. 25,
(In thousands except for per share amounts)      1996         1995         1996         1995
--------------------------------------------------------------------------------------------
Net  sales                                 $  477,166   $  443,598   $  917,281   $  844,620

Cost of sales                                 277,404      256,926      526,247      488,008
                                           ----------   ----------   ----------   ----------
  Gross profit                                199,762      186,672      391,034      356,612

Research and development expenses              45,616       40,572       92,063       79,051

Selling, general, and administrative
   expenses                                   115,944      108,732      228,039      207,541

Equity in business ventures'
  earnings                                        250        1,686          394        1,093
                                           ----------   ----------   ----------   ----------
  Operating income                             38,542       39,054       71,326       71,113

Other income (expense) - net                      453       (1,467)         984       (1,141)
                                           ----------   ----------   ----------   ----------
  Earnings before taxes                        38,905       37,587       72,310       69,972

Income taxes                                   12,449       11,277       23,139       20,992
                                           ----------   ----------   ----------   ----------
  Net earnings                             $   26,456   $   26,310   $   49,171   $   48,980
                                           ==========   ==========   ==========   ==========

Earnings per share                         $     0.81   $     0.79   $     1.50   $     1.47

Dividends per share                              0.15         0.15         0.30         0.30

Average shares outstanding                     32,858       33,479       32,810       33,363



















The accompanying notes are an integral part of these condensed consolidated financial statements.


                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                                        Two quarters ended
                                                                       Nov. 30,     Nov. 25,
(In thousands)                                                             1996         1995
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                       $   49,171   $   48,980
Adjustments to reconcile net earnings to cash provided
by operating activities:
  Depreciation expense                                                   27,598       21,478
  Deferred taxes                                                             --        8,321
  Accounts receivable                                                   106,278      (10,188)
  Inventories                                                             4,957      (30,613)
  Accounts payable                                                      (20,936)      (9,907)
  Accrued compensation                                                  (48,016)     (25,387)
  Other assets                                                               --       (9,469)
  Other-net                                                               2,315        7,536
                                                                     ----------   ----------
    Net cash provided by operating activities                           121,367          751

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                          (48,748)     (46,461)
  Proceeds from sale of assets                                              513        9,936
  Proceeds from sale of investments                                      12,599        4,704
                                                                     ----------   ----------
    Net cash used by investing activities                               (35,636)     (31,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                                         (29,934)     (21,957)
  Issuance of long-term debt                                                358       50,029
  Repayment of long-term debt                                           (50,004)      (1,674)
  Issuance of common stock                                                1,067       13,039
  Dividends                                                              (9,838)     (10,059)
                                                                     ----------   ----------
    Net cash provided (used) by financing activities                    (88,351)      29,378

Effect of exchange rate changes                                           1,753         (552)
                                                                     ----------   ----------
Decrease in cash and cash equivalents                                      (867)      (2,244)
Cash and cash equivalents at beginning of year                           36,644       31,761
                                                                     ----------   ----------

Cash and cash equivalents at end of quarter                          $   35,777   $   29,517
                                                                     ==========   ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Income taxes paid - net                                            $    3,316   $   18,493
  Interest paid                                                           8,274        7,456

NON-CASH INVESTING ACTIVITIES:
  Fair value adjustment to securities
    available-for-sale                                               $    9,759   $   20,381
  Income tax effect related to fair value adjustment                     (2,916)      (8,153)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

      The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K. The Company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 1997 is 53 weeks. The first half of 1997 is 27 weeks compared to 26 weeks in the first half of 1996.

ACCOUNTS RECEIVABLE

      On September 10, 1996, the Company entered into a five year revolving Receivable Purchase Agreement with Citibank NA to sell, without recourse, an undivided interest of up to $50.0 million in a defined pool of trade accounts receivable. The amount of receivables sold under this agreement is reflected as a reduction of accounts receivable in the balance sheet at November 30, 1996 and as operating cash flows in the statements of cash flows for the two quarters ended November 30, 1996.

INVENTORIES

Inventories consisted of:

                                                                       Nov. 30,      May 25,
(In thousands)                                                             1996         1996
--------------------------------------------------------------------------------------------
Materials and work in process                                        $  145,993   $  141,798
Finished goods                                                          115,111      122,826
                                                                     ----------   ----------
  Inventories                                                        $  261,104   $  264,624
                                                                     ==========   ==========

INCOME TAXES

The provision for income taxes consisted of:

                                                 Quarter ended          Two quarters ended
                                             Nov. 30,     Nov. 25,     Nov. 30,     Nov. 25,
(In thousands)                                   1996         1995         1996         1995
--------------------------------------------------------------------------------------------
United States                              $    7,503   $    6,553   $   13,442   $    8,089
State                                           1,876        1,639        3,361        2,029
Foreign                                         3,070        3,085        6,336       10,874
                                           ----------   ----------   ----------   ----------
  Income taxes                             $   12,449   $   11,277   $   23,139   $   20,992
                                           ==========   ==========   ==========   ==========

      The provision for income taxes was calculated at estimated annual effective rates of 32% and 30%, respectively, for the two quarters ended November 30, 1996 and November 25, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            Financial Condition


     The Company's financial condition is strong. Cash flow from operating activities and borrowing capacity from existing lines of credit are sufficient to meet current and anticipated future needs. At the end of the second quarter (November 30, 1996), the Company maintained bank credit facilities totaling $308.1 million, of which $295.4 million was unused.
The unused facilities include $153.1 million in lines of credit and $142.3 million under revolving credit agreements from United States and foreign banks. During the quarter, the Company established a $50 million accounts receivable securitization facility to further diversify its access to the capital markets.

     Current assets decreased by $110.8 million, or 15%, from the year end balance at May 31, 1996, due primarily to reduced accounts receivable, resulting from improved collections and the $50 million securitization.

     Current liabilities declined by $98.0 million, or 27%. Short-term debt was reduced by $30.0 million due to strong operating cash flows. Accounts payable and accrued compensation declined due primarily to timing, including the payment of pension liabilities of $39 million and the payout of prior year-end accruals for incentives and commissions.

     Shareholders' equity increased by $43.9 million due primarily to earnings, net of dividends.


                           Results of Operations


                   TWO QUARTERS ENDED NOVEMBER 30, 1996

                                    vs.

                    TWO QUARTERS ENDED NOVEMBER 25,1995


     In the first half of fiscal 1997, net earnings were $49.2 million, or $1.50 per share compared with $49.0 million, or $1.47 per share in the first half of fiscal 1996. Net sales were $917.3 million, an increase of 9% from the prior year's total of $844.6 million.

     Measurement Business Division sales of $410.1 million increased 6% from the prior year, with growth in telecommunications test products, partially offset by lower sales in Japan as discussed below. Product orders declined 2% from $383.2 million to $376.7 million.

     Color Printing and Imaging Division sales increased 8% to $281.8 million and product orders increased 9% from $242.3 million to $265.2 million, with the successful launch of the Phaser 350* during the second quarter, offset by the decline in sales into the specialty printer markets. *(Phaser is a registered trademark of Tektronix, Inc.).

     Video and Networking Division sales increased 14% to $225.4 million, led by strong sales of the Profile* video disk recorder. Product orders rose 16% from $187.6 million to $216.7 million. *(Profile is a registered trademard of Tektronix, Inc.).

     Sales to customers in the United States increased 16% from $431.2 million to $500.1 million, and represented 55% of total sales. International sales of $417.1 million were up 1%, with strong growth in the Pacific region offset by weakness in Europe and Japan. Product orders from customers in the United States of $441.7 million were up 12% from last year while international product orders of $416.9 million were down 1% due primarily to a decline in orders from Sony/Tektronix, the Company's joint venture in Japan, which changed its inventory stocking policies in the current year.

     Cost of sales decreased as a percentage of net sales from 57.8% to 57.4% due primarily to lower costs for some components. Research and development and selling, general and administrative expenses increased slightly as a percentage of sales, from 9.4% to 10.0% and from 24.6% to 24.9%, respectively.

     Operating income as a percentage of sales declined from 8.4% in the first half of 1996 to 7.8% due to the higher operating expenses as a percentage of sales, partially offset by the slightly improved gross margins.

     The Company reported other income of $1.0 million compared to other expense of $1.1 million last year because of higher gains on sales of stock in other companies.

     The provision for income taxes increased from $21.0 million to $23.1 million due to increased earnings before taxes and a higher estimated effective annual tax rate of 32% for the current year, compared to 30% for the first half of last year.


                      QUARTER ENDED NOVEMBER 30, 1996

                                    vs.

                      QUARTER ENDED NOVEMBER 25, 1995


     In the second quarter of fiscal 1997, net earnings were $26.5 million, or $0.81 per share compared with $26.3 million, or $0.79 per share in the first quarter of fiscal 1996. Net sales were $477.2 million, up 8% from $443.6 million in the prior year.

     Measurement Business sales of $203.3 million were up 2% from the prior year. Product orders were $192.4, a decrease of 8% from product orders of $208.2 million in the first quarter of 1996, as a result of several product line transitions and of changing inventory stocking policies at Sony/Tektronix.

     Color Printing and Imaging sales increased 13% to $157.8 million and product orders rose 20% to $153.0 million, due to the excellent performance of the Company's products for the office market, particularly the Phaser 350.

     Video and Networking sales grew 12% to $116.1 million, with a strong performance from the Profile disk recorder and another major systems contract in the United Kingdom. Product orders were $99.5 million, an increase of 13% over 1996 product orders of $87.9 million.

     Sales to customers in the United States increased by 16% from $220.2 million to $256.4 million, representing 54% of total sales. International sales of $220.8 million were down slightly from $223.4 million in the prior year, with weakness in Europe and Japan, but good growth in the Pacific. Product orders from customers in the United States of $215.5 million were up 5% from last year's second quarter while international product orders of $229.4 million were also 5% ahead of last year.

     Cost of sales, as a percentage of net sales, increased slightly from 57.9% to 58.1% due primarily to the sales mix. Research and development expenses increased as a percentage of sales, from 9.1% to 9.6% due to the high level of new product development.

Selling, general and administrative expenses declined as a percentage of sales, from 24.5% to 24.3%, due to the higher sales level in the current quarter.

     Operating income as a percentage of sales declined from 8.8% in the second quarter of 1996 to 8.1% in the current quarter.

     Income taxes increased from $11.3 million to $12.4 million due to the higher estimated effective annual tax rate of 32% for the current year, compared to 30% for all of last year.

     Net earnings of $26.5 million were flat compared to the prior year's quarter as higher sales and gross margins were offset by higher operating expenses and taxes.



                        Forward-looking Statements



     From time to time, information provided by the Company, or statements made by its employees, may contain forward-looking statements. As with many high technology companies, factors that could cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: general economic conditions and business conditions in the electronics industry, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product and sales mix, including an increase in indirect and systems sales by the Company and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

     Additional risk factors specific to the Company's current plans and expectations that could cause the Company's actual results or activities to differ materially from those stated include: the significant organizational and operational challenges that could adversely affect continuing integration and transformation of its Video and Networking business successfully in the planned time frame; the Company's ability to effectively manage its growing systems integration business, particularly the large scale contracts in the Video and Networking Division; the timely introduction of new products scheduled during the Company's fiscal year, which could be affected by engineering or development program slippages and parts availability; the ability to ramp up production or to develop effective sales channels; and demand for and acceptance of those and other Company products by the Company's customers which could be affected by the current uncertainties in economic conditions around the world, and by activities of the Company's competitors.

PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K



     (a)  Exhibits



          (27) (i)  Financial Data Schedule.



      (b)  No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934,

the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



January 10, 1997                                   TEKTRONIX, INC.





                                                  By /S/ CARL W. NEUN
                                                  -------------------
                                                  Carl W. Neun
                                                  Senior Vice President and
                                                  Chief Financial Officer