Form 10-Q
period 1997-03-01
TEKTRONIX INC
filed 1997-04-14
CIK 96879

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarter ended March
1, 1997, or,



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

     Yes ___X___                                No______

AT MARCH 29, 1997 THERE WERE 33,276,160 COMMON SHARES OF
TEKTRONIX, INC. OUTSTANDING.

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----

                                                                  PAGE NO.
                                                                  --------

Financial Statements:

  Condensed Consolidated Balance Sheets -                             2
    March 1, 1997 and May 25, 1996



  Condensed Consolidated Statements of Operations -                   3
    for the Quarter ended March 1, 1997
    and the Quarter ended February 24, 1996

    for the Three quarters ended March 1, 1997
    and the Three quarters ended February 24, 1996


  Condensed Consolidated Statements of Cash Flows -                   4
    for the Three quarters ended March 1, 1997
    and the Three quarters ended February 24, 1996



Notes to Condensed Consolidated Financial Statements                  5



Management's Discussion and Analysis of Financial                     6
Condition and Results of Operations



Part II.   Other Information                                          9



Signatures                                                            10

                      TEKTRONIX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)


                                                                           Mar. 1,       May 25,
(In thousands)                                                                1997          1996
------------------------------------------------------------------------------------------------
ASSETS
  Current assets:
    Cash and cash equivalents                                           $   78,747    $   36,644
    Accounts receivable - net                                              274,252       375,309
    Inventories                                                            256,729       264,624
    Other current assets                                                    55,628        77,003
                                                                        ----------    ----------
      Total current assets                                                 665,356       753,580

  Property, plant, and equipment                                           683,510       676,543
    Accumulated depreciation and amortization                             (359,034)     (368,980)
                                                                        ----------    ----------
      Property, plant and equipment - net                                  324,476       307,563

  Property held for sale                                                    13,566        18,903
  Deferred tax assets                                                       23,067        28,247
  Other long-term assets                                                   209,217       220,203
                                                                        ----------    ----------
       Total assets                                                     $1,235,682    $1,328,496
                                                                        ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term debt                                                     $    6,985    $   44,645
    Accounts payable                                                       168,939       178,353
    Accrued compensation                                                    71,191       120,044
    Deferred revenue                                                         7,669        22,295
                                                                        ----------    ----------
      Total current liabilities                                            254,784       365,337

  Long-term debt                                                           151,475       201,955
  Other long-term liabilities                                               90,012        85,882


  Shareholders' equity:
    Common stock                                                           215,700       204,370
    Retained earnings                                                      441,743       378,606
    Currency adjustment                                                     38,472        52,069
    Unrealized holding gains - net                                          43,496        40,277
                                                                        ----------    ----------
      Total shareholders' equity                                           739,411       675,322
                                                                        ----------    ----------
       Total liabilities and shareholders' equity                       $1,235,682    $1,328,496
                                                                        ==========    ==========





The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                   Quarter ended           Three quarters ended
                                               Mar. 1,      Feb. 24,       Mar. 1,      Feb. 24,
(In thousands except for per share amounts)       1997          1996          1997          1996
------------------------------------------------------------------------------------------------
Net  sales                                  $  478,886    $  433,500    $1,396,167    $1,278,120

Cost of sales                                  273,653       253,665       799,900       741,673
                                            ----------    ----------    ----------    ----------
  Gross profit                                 205,233       179,835       596,267       536,447

Research and development expenses               45,621        40,045       137,684       119,096

Selling, general, and administrative
  expenses                                     117,496       109,400       345,535       316,941

Equity in business ventures'
  earnings (loss)                                 (861)        1,061          (467)        2,154
                                            ----------    ----------    ----------    ----------
  Operating income                              41,255        31,451       112,581       102,564

Other income (expense) - net                     1,042           617         2,026          (524)
                                            ----------    ----------    ----------    ----------
  Earnings before taxes                         42,297        32,068       114,607       102,040

Income taxes                                    13,535         9,620        36,674        30,612
                                            ----------     ---------    ----------    ----------
  Net earnings                              $   28,762    $   22,448    $   77,933    $   71,428
                                            ==========    ==========    ==========    ==========

Earnings per share                          $     0.87    $     0.67    $     2.37    $     2.14

Dividends per share                               0.15          0.15          0.45          0.45

Average shares outstanding                      33,077        33,381        32,908        33,353


















The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)
                                                                           Three quarters ended
                                                                           Mar. 1,      Feb. 24,
(In thousands)                                                                1997          1996
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                          $   77,933    $   71,428
Adjustments to reconcile net earnings to cash provided
 by operating activities:
  Depreciation expense                                                      41,768        34,939
  Gains on sale of assets                                                  (15,100)      (13,326)
  Deferred taxes                                                             3,585        12,711
  Accounts receivable                                                       98,032       (29,269)
  Inventories                                                                8,152       (28,412)
  Other current assets                                                      24,562        26,932
  Accounts payable                                                         (12,032)      (17,106)
  Accrued compensation                                                     (48,305)      (34,778)
  Other-net                                                                 (2,070)       (4,623)
                                                                        ----------    ----------
    Net cash provided by operating activities                              176,525        18,496

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property, plant and equipment                             (66,419)      (75,006)
  Proceeds from sale of fixed assets                                         1,845        13,072
  Proceeds from sale of investments                                         22,519         5,232
                                                                        ----------    ----------
    Net cash used by investing activities                                  (42,055)      (56,702)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in short-term debt                                            (37,622)        5,327
  Issuance of long-term debt                                                   358        50,236
  Repayment of long-term debt                                              (50,708)       (2,459)
  Issuance of common stock                                                  11,330        11,894
  Repurchase of common stock                                                    --       (12,469)
  Dividends                                                                (14,796)      (15,044)
                                                                        ----------    ----------
    Net cash provided (used) by financing activities                       (91,438)       37,485

Effect of exchange rate changes                                               (929)       (2,136)
                                                                        ----------    ----------
Increase (decrease) in cash and cash equivalents                            42,103        (2,857)
Cash  and cash equivalents at beginning of year                             36,644        31,761
                                                                        ----------    ----------
Cash and cash equivalents at end of quarter                             $   78,747    $   28,904
                                                                        ==========    ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS:
  Income taxes paid - net                                               $    7,455    $   22,533
  Interest paid                                                             14,408        14,647

NON-CASH INVESTING ACTIVITIES:
  Fair value adjustment to securities
    available-for-sale                                                  $    3,314    $   30,608
  Income tax effect related to fair value adjustment                           (95)      (12,243)


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION

      The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K. The Company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 1997 is 53 weeks. The first three quarters of 1997 were 40 weeks compared to 39 weeks in the first three quarters of 1996.

ACCOUNTS RECEIVABLE

      On September 10, 1996, the Company entered into a five year revolving Receivable Purchase Agreement with Citibank NA to sell, without recourse, an undivided interest of up to $50.0 million in a defined pool of trade accounts receivable. The amount of receivables sold under this agreement is reflected as a reduction of accounts receivable in the balance sheet at March 1, 1997, and as operating cash flows in the statements of cash flows for the three quarters ended March 1, 1997.

INVENTORIES

Inventories consisted of:

                                                                            Mar.1,       May 25,
(In thousands)                                                                1997          1996
------------------------------------------------------------------------------------------------
Materials and work in process                                           $  141,656    $  141,798
Finished goods                                                             115,073       122,826
                                                                        ----------    ----------
  Inventories                                                           $  256,729    $  264,624
                                                                        ==========    ==========


INCOME TAXES

The provision for income taxes consisted of:

                                                   Quarter ended           Three quarters ended
                                               Mar. 1,      Feb. 24,       Mar. 1,      Feb. 24,
(In thousands)                                    1997          1996          1997          1996
------------------------------------------------------------------------------------------------
United States                               $    8,000    $    5,912    $   21,442    $   14,001
State                                            1,999         1,471         5,360         3,500
Foreign                                          3,536         2,237         9,872        13,111
                                            ----------    ----------    ----------    ----------
  Income taxes                              $   13,535    $    9,620    $   36,674    $   30,612
                                            ==========    ==========    ==========    ==========

      The provision for income taxes was calculated at estimated annual effective rates of 32% and 30%, respectively, for the three quarters ended March 1, 1997, and February 24, 1996.

EARNINGS PER SHARE

      In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS 128, requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share.

      The new standard becomes effective for the interim statements issued after December 15, 1997. The effect on earnings per share for all periods reported is immaterial.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            Financial Condition


     The Company's financial condition is strong. Cash flow from operating activities and borrowing capacity from existing lines of credit are sufficient to meet current and anticipated future needs. At the end of the third quarter (March 1, 1997), the Company maintained bank credit facilities totaling $303.4 million, of which $295.8 million was unused.
The unused facilities include $145.8 million in lines of credit and $150.0 million under revolving credit agreements from United States and foreign banks.

     Current assets decreased by $88.2 million, or 12%, from the year end balance at May 25, 1996, due primarily to reduced accounts receivable resulting from improved sales terms and collections and the $50 million securitization of receivables, partly offset by the increase in cash generated from operations during the year.

     Current liabilities decreased by $110.6 million, or 30%. Short-term debt was reduced by $37.7 million due to strong operating cash flows. Accrued compensation decreased $48.9 million due primarily to the payment of pension liabilities of $39 million and lower nine month accruals for incentives and commissions than last year's full year accruals.

     Shareholders' equity increased by $64.1 million due primarily to earnings net of dividends.

                           Results of Operations



                    THREE QUARTERS ENDED MARCH 1, 1997

                                    vs.

                  THREE QUARTERS ENDED FEBRUARY 24, 1996



     In the first nine months of fiscal 1997, net earnings were $77.9 million, or $2.37 per share compared with $71.4 million, or $2.14 per share in the first nine months of fiscal 1996. Net sales were $1,396.2 million, an increase of 9% from the prior year's total of $1,278.1 million.

     Measurement Business Division sales of $620.1 million increased 5% from the prior year, with growth in telecommunications test products and handheld tools. Strong sales to customers in the United States and Pacific regions were partially offset by lower sales in Japan, as discussed below. Product orders increased 2% from $556.0 million to $565.9 million.

     Color Printing and Imaging Division sales increased 14% to $449.0 million and product orders increased 16% from $367.0 million to $427.1 million. The increase was due to the successful launch of the Phaser* 600 during the third quarter which strengthened sales into the specialty printer markets and the continuation of strong sales of the Phaser 350 color solid ink printer and the Phaser 550 color laser printer into the office market. *(Phaser is a registered trademark of Tektronix, Inc.). Sales and orders were strong in all geographies.

     Video and Networking Division sales increased 11% to $327.1 million, led by strong sales of the Profile* video disk recorder and netstations. *(Profile is a registered trademark of Tektronix, Inc.). Product orders rose 13% from $279.6 million to $315.0 million. Sales and orders were strong in all geographies.

     Sales to customers in the United States increased 16% from $635.0 million to $736.1 million, and represented 53% of total sales. International sales of $660.1 million were up 3%, with strong growth in the Pacific region offset by weakness in Europe and Japan. Product orders from customers in the United States of $668.6 million were up 15% from last year while international product orders of $639.4 million were 3% higher as strong orders from the Pacific region were offset by a decline in orders from Sony/Tektronix, the Company's joint venture in Japan, due to a change in its inventory stocking policies in the current year.

     Cost of sales decreased as a percentage of net sales from 58.0% to 57.3% due to an improved mix of high margin supplies sales in the Color Printing and Imaging Division and lower costs in the Video and Networking Division. Research and development expenses increased as a percentage of sales, from 9.3% to 9.9%, due to the high level of new product development. Selling, general and administrative expenses decreased slightly as a percentage of sales from 24.8% to 24.7%.

     Operating income as a percentage of sales improved from 8.0% in 1996 to 8.1% due to the improved gross margins, partially offset by the higher research and development spending. While making significant progress over the prior year, the Video and Networking business has been operating at a loss through the first three quarters of the current year. The Company expects the Video and Networking Division to be at or near breakeven in the fourth quarter.

     The Company reported other income of $2.0 million compared to other expense of $0.5 million last year due primarily to higher gains on sales of stock in other companies.

     The provision for income taxes increased from $30.6 million to $36.7 million due to increased earnings before taxes and a higher estimated effective annual tax rate of 32% for the current year, compared to 30% last year.

                        QUARTER ENDED MARCH 1, 1997

                                    vs.

                      QUARTER ENDED FEBRUARY 24, 1996



     In the third quarter of fiscal 1997, net earnings were $28.8 million, or $0.87 per share compared with $22.4 million, or $0.67 per share in the third quarter of fiscal 1996. Net sales were $478.9 million, up 10% from $433.5 million in the prior year. Product orders increased 15%, from $389.5 million to $449.4 million.

     Measurement Business sales of $210.0 million were up 2% from the prior year, as growth was constrained by parts shortages. Product orders were $189.2 million, an increase of 9% from $172.8 million in the third quarter of 1996, reflecting strong initial demand for the new TLA 700 logic analyzer introduced in January, 1997, as well as strong growth in tools and telecommunications test products.

     Color Printing and Imaging sales increased 28% to $167.2 million and product orders rose 30% to $161.9 million, due to the excellent performance of the Company's Phaser 350 and Phaser 550 office color printers, and strong sales of the Phaser 600, which began shipping in the quarter, into the graphic arts market.

     Video and Networking sales grew 5% to $101.7 million, which were lower than the Company's expectations as the introduction of two key products was delayed to the fourth quarter. Product orders were $98.3 million, an increase of 7% over 1996 product orders of $92.0 million.

     Sales to customers in the United States increased by 16% from $203.9 million to $235.9 million, representing 49% of total sales. International sales of $243.0 million were up 6% from $229.6 million in the prior year, with significant growth in the Pacific and modest improvement in Europe partly offset by weakness in Japan. The lower growth of international sales was due in part to the strong U.S. dollar. Product orders from customers in the United States of $227.0 million were up 22% from last year's third quarter while international product orders of $222.4 million were 9% ahead of last year.

     Cost of sales, as a percentage of net sales, decreased from 58.5% to 57.1% due to the demand for high margin printer supplies and reduced production costs at the Video and Networking Division. Research and development expenses increased slightly as a percentage of sales. Selling, general and administrative expenses declined as a percentage of sales, from 25.2% to 24.5%, due to the higher sales level in the current quarter.

     Operating income as a percentage of sales improved from 7.3% in the third quarter of 1996 to 8.6% in the current quarter due to the improved gross margins and the decline in operating expenses as a percentage of sales.

     Income taxes increased from $9.6 million to $13.5 million due to the higher earnings before taxes and the higher estimated effective annual tax rate of 32% for the current year, compared to 30% for all of last year.

                        Forward-looking Statements



     Information provided by the Company in this Form 10-Q regarding the Video and Networking Division, or statements made by the Company's employees, may contain forward-looking statements. As with many high technology companies, factors that could cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: general economic conditions and business conditions in the electronics industry, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product and sales mix, including an increase in indirect and systems sales by the Company and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

     Additional risk factors specific to the Company's current plans and expectations that could cause the Company's actual results or activities to differ materially from those stated include: the significant organizational and operational challenges that could adversely affect the Company's continuing integration and transformation of its Video and Networking business; the Company's ability to effectively manage its growing systems integration business, particularly the large scale contracts in the Video and Networking Division; parts availability in the Measurement Business; the ability to timely ship and to ramp up production for recently introduced products, which could be affected by engineering, development program slippages or parts availability; and demand for and acceptance of the new products and other Company products by the Company's customers which could be affected by the current uncertainties in economic conditions around the world, and by activities of the Company's competitors.







PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          (27) (i)  Financial Data Schedule.

     (b) A report on Form 8-K was filed during the quarter for which this report is filed. The report was dated December 11, 1996, filed as of December 13, 1996, and covered items 5 and 7. A Consolidated Statement of Operations for the 12 months ended August 31, 1996 was filed as Exhibit 1 to this report.

SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



April 10, 1997                                   TEKTRONIX, INC.




                                                 By /S/ Carl W. Neun
                                                 Carl W. Neun
                                                 Senior Vice President and
                                                 Chief Financial Officer