Form 10-K
period 1997-05-31
TEKTRONIX INC
filed 1997-08-27
CIK 96879

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 31, 1997 or

[  ] Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to
     Commission file number 1-4837

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                               WHICH REGISTERED
         -------------------                          ------------------------

         Common Shares,                               New York Stock Exchange
         without par value                            Pacific Stock Exchange

     Series A No Par Preferred                        New York Stock Exchange
      Shares Purchase Rights                     Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.      Yes   X  No
                                                    ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                                                /X/

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2,056,125,318 at August 4, 1997.

     At August 4, 1997 there were 33,616,112 Common Shares of the Registrant outstanding.

                         DOCUMENTS INCORPORATED BY REFERENCE




     DOCUMENT                          PART OF 10-K INTO WHICH INCORPORATED
     --------                          ------------------------------------
     Registrant's Proxy Statement      Part III
     dated August 20, 1997

     1997 Annual Report to Shareholders     Parts I, II and IV


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

    Tektronix' products cover a wide range of electronic equipment.
Measurement business products include general purpose test instruments, such as digital and analog oscilloscopes, logic analyzers, digital multimeters, VXI card-modular products, and probes; RF and wireless test instruments, such as spectrum analyzers, communication test sets and high frequency signal sources; telecommunications instruments, such as optical time domain reflectometers (OTDRs), cable testers and communications test sets; and television test instruments, such as audio and video measurement sets, waveform monitors, vectorscopes, signal generators, and RF/cable measurement products. Color printing and imaging products include color printers, ink and related products and supplies. Video and networking products include studio production equipment, signal processing and distribution equipment, transmission systems, video editing systems, video disk recorders, network computers (X terminals) and related products.

                                       PRODUCTS

    The table below sets forth the contribution to total net sales of the Company's product groupings for the last three fiscal years (in thousands of dollars).


              Measurement         Color Printing              Video and
              Business              and Imaging              Networking                   Other
              Products              Products                 Products                  Products (1)

          ----------------     ------------------        ------------------        --------------------
          Amount    Percent     Amount     Percent       Amount     Percent       Amount      Percent
          ----------------      ------------------       ------------------       --------------------

1995      $731,061 48.8%        $454,961   30.4%         $303,213   20.2%         $ 8,727     0.6%
1996      $812,250 45.9%        $561,642   31.8%         $394,966   22.3%         $  -        0.0%
1997      $852,827 44.0%        $638,456   32.9%         $448,799   23.1%         $  -        0.0%



(1) The Other Products grouping includes the historic net sales to third parties by the non-strategic components and other business operations that the Company divested in 1995.


                            MEASUREMENT BUSINESS PRODUCTS

    Because of their wide range of capabilities, measurement business products are used in a variety of applications, including research, design, testing, installation, manufacturing and service in the computer, commercial aerospace, military, process control, telecommunications, television and automotive industries.

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

    The development of the microprocessor and associated growth in microprocessor-based devices stimulated both the existing analog markets and new digital markets. The microprocessor made possible significant improvements in oscilloscope design and performance. Many of the oscilloscopes and other measurement products manufactured by Tektronix feature digital storage and conversion functions, programmable operations, the ability to work in conjunction with personal computers and workstations and combinations of these capabilities. Trends toward smaller microelectronic devices have opened new segments for specialized measurement equipment, such as connectors, probes, adapters, and cameras and plotters to record displayed wave forms.

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

    Measurement business products also include video and audio test products. Video and audio test products include vectorscopes, waveform monitors, signal generators, automated test equipment, demodulators, aural modulation monitors and synchronizers which are used primarily by the television industry to test and display the quality of video and audio signals. The resolution of images and the fidelity of sounds, as well as the stability of the signals that carry them, are essential to program quality. Tektronix' video and audio test products excel at the many forms of test and measurement vital to creating and maintaining signals of the highest quality. With the transition to digital television and video compression, new products include an MPEG based signal generator and analyzer, and digital television test products.

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

    Tektronix offers a full range of sophisticated, easy-to-use handheld instruments, including digital multimeters and the award-winning TekScope-TM-, a handheld oscilloscope/digital multimeter combination. Tektronix' handheld instruments range in suggested retail price from below $100 up to about $3,400.

    The Company also makes benchtop basic instruments. Applications include education, light manufacturing, electronic troubleshooting and basic electronic design.

    Logic analyzers are a principal tool for electronic designers, engineers and technicians in testing and trouble-shooting computers, computer peripheral devices and digital electronic systems and instruments. Logic analyzers capture, display and examine streams of data coded as binary digits
(bits), which are transmitted simultaneously over many channels. The Company offers several lines of logic analyzers, including the 3000 Series, a standalone, mid-range analyzer targeted at medium sized designs, the newer TLA 500 Series, a high performance, mid-priced analyzer optimized for embedded software debug, the DAS-Registered Trademark- Digital Analysis System, a broad application logic analyzer that combines logic analysis and pattern generation by using card modular plug-in units to permit a range of performance in one system, and the new TLA 700 series, which incorporates Microsoft's Windows -Registered Trademark- operating system, which has a novel high speed front-end and is designed specifically for engineers that design electronic products. DAS systems are also used by software engineers in the development and optimization of microprocessor-based designs.

    Spectrum analyzers are used in communications and other industries to display and measure signal amplitude versus frequency rather than amplitude versus time (the latter being what an oscilloscope displays). It is an essential tool used to design, check and adjust communications transmitting and receiving equipment.

    Products designed for the telecommunications industry play an increasingly important role in the Company's measurement business portfolio. Tektronix is a leading supplier of a broad range of test solutions for emerging networks, designed for ensuring integrity and optimizing performance of networks, and verifying design and assuring quality of communications equipment. Cable testers and fiber optic testers use time-domain-reflectometry techniques to locate faults in metallic and fiber optic cables. Essentially, these instruments send signals from one end of a cable and then measure the reflection time of the signals to determine the location of the fault. Cable testers and fiber optic testers are widely used in the telecommunication and cable television industries. The Company also provides RF test instruments for the cable television market, and has developed a series of products for SDH or SONET transmission testing in the telecommunications industry. The Company's 1995 acquisition of Microwave Logic, Inc., strengthens the Company's offerings in this product area, as well as in the area of ATM asynchronous transfer mode products. Tektronix also sells and supports German manufacturer Rohde & Schwarz' wireless communications and TV products in the United States and Canada, including the first measurement solutions for Personal Communications Services
(PCS), mobile
phones and base stations available to North American manufacturers. Rohde & Schwarz also works with Tektronix to facilitate distribution of Tektronix' measurement products in Russia, the Middle East and Eastern European countries.

    Tektronix' distributorship arrangement with Advantest, the Japanese instruments manufacturer, expands the Company's offering within North America and Mexico, adding more than 100 solutions to the communications test product portfolio.

    Other measurement business products include digitizers, signal sources, curve tracers, wireless and modular lines of general purpose test instruments.

                         COLOR PRINTING AND IMAGING PRODUCTS

    Tektronix' color printing and imaging products include color printers and related products and supplies. Color printers produce full color hard copies of images produced by personal computers, workstations and terminals. The Company's Phaser-Registered Trademark- brand printers are compatible with the PostScript-Registered Trademark- industry standard page description language, which specifies how an image is transferred to hard copy. By adopting the Postscript standard, color printers can be used in conjunction with a wide range of third-party graphics software. Tektronix produces Phaser color printers using thermal wax, liquid ink jet, dye sublimation and laser technologies. In addition, Tektronix has developed a proprietary printing technology that uses sticks of solid ink, of the Company's own formulation, that are melted and then jetted onto the paper. This technology produces vivid and stable images, allows printing on plain rather than coated paper, and can be applied to a wide range of sizes and gauges of paper. Tektronix' printers are controlled by software designed and implemented by the Company.

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

    Tektronix has been manufacturing and selling color printers for over twelve years. Early users were graphics artists, engineers and scientists. In recent years, workgroup office users have also become significant users of the Company's color printers.

    In September of 1996, the Company introduced its Phaser 350 printer, and in July of 1997, its Phaser 560 printer. These are improved, follow-on products to the Phaser 340 introduced in 1995, and the Phaser 550 introduced in January of 1996. The Phaser 350 is a solid-ink color printer combining laser-class speed, low cost per page, and high quality output. The Phaser 560 is a high-performance color laser printer. Both are intended to broaden the appeal of color for the average business user and help move color into the office printing environment.

    In November of 1996, the Company introduced its Phaser 600 printer, and in September of 1996, the 300x, expanding the Company's offering of high-quality output color printers for the specialty graphics and office markets. The Phaser 600 is a new solid-ink color printer that prints vivid, saturated color on any paper up to 36 inches wide. The wide-format color printer targets two fast-expanding markets for large color prints: in-house departments (including design departments within Fortune 1000 companies, government, and advertising agencies) and "pay for print" businesses (including service bureaus, reprographic shops, color photo labs, and quick-print shops). In January of 1996, the Company introduced the Phaser 450 printer, an improved follow-on product to the Phaser 440. This printer produces photographic quality color prints using dye sublimation technology, and is also targeted to the specialty printing market.

    Also included in color printing and imaging products are supplies for use with the Company's color printers, including inks, toner, transfer ribbons, maintenance kits and media (paper and transparencies). These supplies are a very significant source of ongoing color printing and imaging revenue and profit. The Company also markets a scanner accessory that enables a color printer to function as a color copier.

                            VIDEO AND NETWORKING PRODUCTS

    As television continues to move to digital, non-tape based technologies while expanding its offering content and distribution, markets have emerged for products capable of supporting development of content through the integration of computer applications. These trends, coupled with the increasing use of cable and satellite to distribute content, are expanding the market for Tektronix' video products. These trends may result in increased demand for lower cost production products based on industry standard platforms and for systems that support the development and distribution of new forms of content.

    Most of the Company's video products are produced at its facility in Grass Valley, California. Grass Valley-TM- products are used by the television industry for program production and distribution. Products include studio production equipment, signal processing and distribution equipment and transmission systems. Studio production equipment is used in the creative process of television program production and assembly. Production equipment products include production switchers, special effects devices and editing controllers. Production switchers allow an operator to select signals from various sources, such as cameras, video tape recorders and network or remote transmissions, and to combine these signals into the continuous program seen by the viewing audience. Signal processing and distribution equipment is used in the process of moving signals within a television production facility or between facilities. Such equipment includes routing switchers, amplifiers, timing systems and signal conversion devices. Transmission systems are used in the process of transporting signals between facilities. Transmission system products include fiber optic video transmitter/receiver systems, digital video coders/decoders, cross-connect switches and interactive conferencing systems including distance learning systems. Customers for Grass Valley products include the television networks, local television stations, post-production houses (which assemble commercials and television programs from recorded footage), telephone and cable companies and corporate and educational users.

    Tektronix U.K. Development Centre Limited (previously named Lightworks Editing Systems Limited), a United Kingdom subsidiary of the Company, designs, manufactures and distributes non-linear editing systems used for film and video editing. Video products also include the Company's Profile-Registered Trademark-disk-based, multi-channel video storage and playback system. In contrast to conventional tape storage technology, the Profile system provides instant access to stored video images and better reliability due to the durability of the media. The Company's line of professional video disk recording products is manufactured at its facility in Beaverton, Oregon. High-speed computer networking interfaces sold by the Company allow the connection of a number of Profile disk recorders to allow sharing of material between multiple users. Customers for these products include major television networks, local broadcast stations, satellite program providers and postproduction companies.

    The Company's main networking product is a line of network computers, which are X windows-based graphics terminals that provide multiple windowing and networking capability. Also commonly referred to as X terminals, network computers allow users to communicate with one or more host computers and other devices such as printers, that make up a networked computing system. Most applications include a central "server" (containing applications and data) connected to multiple network computers, thereby allowing a number of users to access those applications and data. The Company no longer manufactures its older line of proprietary graphics terminals, but it still has a service business for its installed base for such products. This service business has continually declined as the installed base of these proprietary graphics terminals declines.

    The Company's networking products also include WinDD-TM- software, which allows network computer users on a Unix-Registered Trademark- network to run Microsoft Windows based applications in native mode (that is, without translation or emulation).

    The Company produces the NewStar-TM- line of television newsroom computer systems. These products provide a complete computer based environment for the collection, management and presentation of television news stories. They provide management of incoming wire service and video feeds, computerized script development and story lineup for transmission to air. EditStar-TM- , a combination of the NewStar journalist software and the Company's Profile video disk recorder, provides a unique tool for concurrent editing of the script and video. Customers for NewStar systems include large and small television news operations worldwide.

                                    MANUFACTURING

    During fiscal 1994, the Company sold its integrated circuits operation to Maxim Integrated Products, Inc. and transferred its hybrid circuits operation to a joint venture with Maxim, and in early 1995 completed the sale of approximately 65% of the stock of its printed circuit board operation in the initial public offering of Merix Corporation. As a result of these activities and other recent component operation divestitures, the Company's manufacturing operations are no longer highly integrated. The Company purchases products from each of the companies now operating the respective component operations.

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

    Tektronix owns substantially all of its manufacturing facilities. Its primary manufacturing facilities are located in or near the Portland, Oregon metropolitan area. Some of Tektronix' products, components and accessories are assembled in the Peoples Republic of China. A logistics center is maintained in Heerenveen, The Netherlands. The Grass Valley products are manufactured in Nevada City, California. See Item 2, "Properties", for a more detailed description of the Company's manufacturing facilities.

    Certain Tektronix products are manufactured for the Japanese market at a plant in Gotemba, Japan by Sony/Tektronix Corporation, a Japanese corporation equally owned by Tektronix and Sony Corporation. Sony/Tektronix also designs and manufactures arbitrary waveform and function generators and benchtop semiconductor testers in Japan for sale worldwide by Tektronix.



                                SALES AND DISTRIBUTION

    Tektronix maintains its own worldwide sales and field maintenance organization, staffed with technically trained personnel. Sales in the United States, Canada, Brazil, the United Kingdom, Germany, France, Italy, Spain, The Netherlands, Belgium, Sweden, Denmark, Norway, Finland, Switzerland, Australia, Austria, Hong Kong, Taiwan, Korea, Singapore, China and Mexico are made through the Company and its subsidiaries and their field offices or distribution channels located in principal market areas. In most countries, all sales are made either directly by Tektronix or by independent distributors to whom Tektronix provides direct technical and administrative assistance. Certain of the Company's independent distributors also sell products manufactured by the Company's competitors. Sales of joint venture products in the Peoples Republic of China are made by three companies which are joint ventures between Tektronix and three different Peoples Republic of China corporations. Except for Grass Valley products, sales in Japan are made by Sony/Tektronix Corporation. Sales in India are made by Tektronix (India) Limited, an Indian company which is 68% owned by Tektronix and the balance is held publicly. A number of the Tektronix field offices in the U.S. also perform major maintenance and reconditioning operations. Tektronix' principal customers are electronic and computer equipment manufacturers and service providers, private industrial concerns engaged in commercial or governmental projects, military and nonmilitary agencies of the United States and of foreign countries, public utilities, educational institutions, radio and television stations and networks, graphics arts companies and users of sophisticated office products. Certain products are sold both to equipment users and to original equipment manufacturers.

    During the last fiscal year, United States Government agencies accounted directly for approximately 1.2% of Tektronix' consolidated sales as compared with approximately 1.4% for the prior year. During the last five years, direct sales to United States Government agencies ranged from 1% to 4%. The balance of sales during each year was distributed among several thousand other customers, with no other single customer accounting for as much as 2%. The Company believes that sales directly related to United States Government expenditures (excluding sales to the United States Government) were approximately 1% of Tektronix' consolidated sales for the last fiscal year. Contracts involving the United States Government are subject, as is customary, to termination by the Government at its convenience.

    Most Tektronix product sales are sold as standard catalog items. Tektronix attempts to fill its orders as promptly as possible. In Video and Networking, the Company is moving towards complete system sales, as well as stand-alone systems.

    At May 31, 1997, Tektronix' unfilled product orders amounted to approximately $175 million, as compared to approximately $163 million at May 25, 1996. Tektronix expects that substantially all unfilled product orders at May 31, 1997 will be filled during its current fiscal year. Orders received by the Company are subject to cancellation by the customer.

                                 INTERNATIONAL SALES

    The following table sets forth the breakdown between U.S. and international sales, based upon purchaser location, for each of the last three fiscal years (in thousands of dollars):

                   U.S. SALES               INTERNATIONAL SALES

                AMOUNT      PERCENT          AMOUNT      PERCENT

1995            $  766,991  51.2%            $730,971    48.8%
1996            $  890,930  50.4%            $877,928    49.6%
1997            $1,027,294  53.0%            $912,788    47.0%

See "Business Segments" in the Notes to Consolidated Financial Statements at page 25 of the Company's 1997 Annual Report to Shareholders, containing information on sales, operating income and assets by geographic area based upon the location of the seller, which is incorporated by reference.

    Tektronix products are sold worldwide. European sales are made principally in Germany, France, the United Kingdom, Switzerland, Italy, Spain, Sweden, and The Netherlands. Other international sales are principally in Japan, Korea, Canada, Australia, the People's Republic of China and Hong Kong. International sales include both export sales from the United States and sales by non-U.S. subsidiaries. Fluctuating exchange rates and other factors beyond the control of Tektronix, such as the stability of international monetary conditions, tariff and trade policies and domestic and foreign tax and economic policies, affect the level and profitability of international sales. The Company does not believe it is materially exposed to exchange rate fluctuation, although the Company is unable to predict the effect of these factors on its business. The Company hedges against certain currency exposures in order to minimize their impact.

                               RESEARCH AND DEVELOPMENT

    Tektronix operates in an industry characterized by rapid technological change and research and development are important elements in its business. Expenditures during fiscal years ended May 27, 1995, May 25, 1996, and May 31, 1997 for research and development amounted to approximately $166,171,000, $164,292,000, and $188,192,000 respectively. Almost all of these funds were Company generated.

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

    Tektronix is a leading supplier of network computers. Network computers products are based on standard architecture originally developed by the Massachusetts Institute of Technology. Consequently, it is difficult for any manufacturer to develop a proprietary advantage in either the underlying hardware or in elements of the operating system, and competition in the network computer market is accordingly intense.

    Tektronix is the leading supplier of multi-channel disk-based recording devices to the professional television industry. The Company expects this market to experience significant growth as broadcasters and other professional video users replace video tape recorders with disk-based products.

                                      EMPLOYEES

    At May 31, 1997, Tektronix had 8,392 employees, of whom 1,863 were located in foreign countries. Tektronix' employees in the United States and most foreign countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.

                                     ENVIRONMENT

    The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials into the environment, or otherwise relating to protection of the environment. The Company operates a licensed hazardous waste management facility at its Beaverton campus. Compliance with environmental laws has not had and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

                          EXECUTIVE OFFICERS OF THE COMPANY

The following are the executive officers of the Company:

                                                                 Has Served As
                                                                 An Executive
                                                                 Officer of
Name                     Position                      Age       Tektronix Since
----                     --------                      ---       ---------------

Jerome J. Meyer         Chairman of the               59        1990
                        Board, Chief
                        Executive Officer
                        and President

William D. Walker       Vice Chairman of              66        1992 (also
                        the Board, Director                     served in
                                                                1990 and
                                                                from 1969
                                                                to 1984)

John P. Karalis         Senior Vice President,        59        1992
                        Corporate Development
                        and Secretary

Carl W. Neun            Senior Vice President         53        1993
                        and Chief Financial
                        Officer

Claude  H. Balleyguier  Vice President and            45        1996
                        President, European
                        Operations

                                                                 Has Served As
                                                                 An Executive
                                                                 Officer of
Name                     Position                      Age       Tektronix Since
----                     --------                      ---       ---------------


Daniel R. Brophy        Vice President and            59        1996
                        President, Americas
                        Operations

Lucie J. Fjeldstad      Vice President and            53        1995
                        President, Video and
                        Networking Division

Gerald Perkel           Vice President and            41        1995
                        President, Color
                        Printing and
                        Imaging Division

Daniel Terpack          Vice President and            56        1993
                        President, Measurement
                        Business Division

Timothy E.              Vice President and            44        1991
Thorsteinson            President, Pacific
                        Operations



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

    All of the executive officers named have been employed by Tektronix in management positions for the last five years except: Mr. John P. Karalis who joined Tektronix in September 1992 and prior to that time was with the law firm of Brown and Bain (from 1989 to 1992) and Vice President and General Counsel of Apple Computer, Inc. (from 1987 to 1989); Mr. Carl W. Neun who joined Tektronix in March 1993 and prior to that time served as Senior Vice President of Administration and Chief Financial Officer of Conner Peripherals, Inc., (from 1987 to 1993); Ms. Lucie Fjeldstad who joined Tektronix in January 1995 and prior to that time was President and CEO of Fjeldstad International (from 1993 to 1995) and Vice President and General Manager, Multimedia of IBM Corporation (from 1990 to 1993); Mr. William D. Walker, who is not an employee of the Company and has been a director of the Company since 1980; Mr. Daniel R. Brophy, who joined the Company in December 1994 and prior to that time served as Assistant Vice President of Ascom Timeplex, a division of Ascom Holding AG, an international telecommunications company; and Mr. Claude H. Balleyguier, who joined Tektronix in September 1996 and previously was with Sony Corporation from 1986 to September of 1996, as Vice President, South and Eastern European Operations, Broadcast and Professional Video Division (1994 to September 1996); Vice President, Business and Industrial European Operations, Professional Video Division (1992 to 1994); and

Managing Director of Sony France, Broadcast and Professional Video Division (1986 to 1992).


ITEM 2.  PROPERTIES.

    The Company's offices are located at 26600 S.W. Parkway, Wilsonville, Oregon. Listed below are the principal facilities All properties are maintained in good working order and, except for those held for sale or lease, are substantially utilized and are suitable for the conduct of its business. The Company believes that its facilities are adequate for their intended uses.

    Tektronix owns an industrial park (the "Howard Vollum Park") near Beaverton, Oregon. The Howard Vollum Park includes 22 buildings arranged in a campus-like setting and containing an aggregate of approximately 2.6 million gross square feet of enclosed floor space. A substantial portion of the company's product manufacturing and administrative activities are located at Howard Vollum Park. Most of the Company's Measurement Business Division and a variety of the Video Networking Division products are manufactured at Howard Vollum Park. The Company leases certain excess space at the Howard Vollum Park to other corporations. The Company also owns property near Howard Vollum Park which is leased to another corporation.

    The Company's Color Printing and Imaging Division and corporate headquarters occupy three buildings containing approximately 596,000 square feet on property owned by the Company in Wilsonville, Oregon, approximately 16 miles south of Howard Vollum Park.

    Tektronix' Video and Networking Division also has operating facilities in the Grass Valley area, California, which includes buildings containing a total of approximately 190,000 square feet of floor space on an owned site in Bitney Springs, California, and buildings containing a total of approximately 151,000 square feet on an owned site in the neighboring town of Nevada City. The Company intends to consolidate these operations on the Nevada City site, and the Bitney Springs, California site is currently offered for sale.

    The buildings described above were constructed after 1957. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Most manufacturing, office and engineering areas are air-conditioned.

    A 109,000 square foot logistics center owned by Tektronix is located in Heerenveen, The Netherlands.

    Field offices near London (83,000 square feet) and Sydney, Australia
(23,000 square feet) are located in buildings owned by the Company. The Lightworks video editing manufacturing operations are located on leased premises in Reading, U.K. Field Offices in other foreign countries occupy leased premises.

    Tektronix' U.S. Sales and Service field offices aggregate approximately 298,000 square feet of leased space. A surplus office in Chicago, Illinois, consisting of approximately 60,000 square feet is offered for sale. Tektronix also owns an approximately 9,000 square foot facility in Nanticoke, Pennsylvania, which is leased to another company.

ITEM 3.    LEGAL PROCEEDINGS.

    During April of this year's fourth quarter, the Company settled the lawsuit brought against it by Fluke Corporation as described in Item 3 of the Company's 10-K Report for 1996. There are no material pending legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                              FORWARD LOOKING STATEMENTS

    Statements and information included in this Form 10-K that relate to the Company's goals, strategies and expectations as to future results, events and expectations are based on the Company's current expectations. They constitute forward looking statements subject to a number of risk factors that could cause actual results to differ materially from those currently expected or desired. From time to time, information provided by the Company, or statements made by its employees, may contain other forward looking statements. As with many high technology companies, risk factors that could cause the Company's actual results or activities to differ materially from these forward looking statements include but are not limited to: world-wide economic and business conditions in the electronics industry, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product and sales mix, and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

    Additional risk factors specific to the Company's current plans and expectations that could cause the Company's actual results or activities to differ materially from those stated include: the significant operational issues the Company faces in executing its strategy in Video and Networking; changes in the regulatory environment affecting the transition to high-definition television within the time frame anticipated by the Company; the timely introduction of new products scheduled during the Company's fiscal year, which could be affected by engineering or other development program slippages, the ability to ramp up production or to develop effective sales channels; and the demand for and acceptance of new and other Company products by the Company's customers, which could be affected by the current uncertainties in economic conditions around the world and by activities of the Company's competitors.

PART II


ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

    The information required by this item is included on page 32 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA.

    The information required by this item is included on page 33 of the Company's 1997 Annual

Report to Shareholders and is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included on pages 16 through 18 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included on pages 20 through 32 of the Company's 1997 Annual Report to Shareholders and is incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item regarding directors is included under "Board of Directors" and "Election of Directors" on pages 3 through 8 of the Company's Proxy Statement dated August 20, 1997.

    The information required by this item regarding officers is contained under "Executive Officers of the Company" in Item 1 of Part I hereof.

    The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 18 of the Company's Proxy Statement dated August 20, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is included under "Directors' Compensation" and "Executive Compensation" on pages 7 through 13 of the Company's Proxy Statement dated August 20, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included under "Ownership of Shares" and "Election of Directors" on pages 2 and 4 though 7 of the Company's Proxy Statement dated August 20, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 - K

    (a)  The following documents are filed as part of this report:


         (1)  Financial Statements.

    The following documents are included in the Company's 1997 Annual Report to Shareholders at the pages indicated and are incorporated herein by reference:

                                                      Page in 1997 Annual
                                                      Report to Shareholders
     Independent Auditors' Report                               19
     Consolidated Statements of Operations                      20
     Consolidated Balance Sheets                                21
     Consolidated Statements of Cash Flows                      22
     Consolidated Statements of Shareholders' Equity            23
    Notes to Consolidated Financial Statements                  24 through 32


         (2)  Financial Statement Schedules.


              No financial statement schedules are required to be filed with this report.


              Separate financial statements for the registrant have been omitted because the registrant is primarily an operating company and the subsidiaries included in the consolidated financial statements are substantially totally held. All subsidiaries of the registrant are included in the consolidated financial statements. Summarized financial information for 50 percent or less owned persons in which the registrant has an interest, and for which summarized financial information must be provided, is included in the Notes to Consolidated Financial Statements appearing in the Company's Annual Report to Shareholders.


         (3)  Exhibits:

              (3)  (i)   Restated Articles of Incorporation, as amended.
                         Incorporated by reference to Exhibit (3) of Form 10-Q dated September 28, 1990, SEC File No. 1-4837.

                   (ii)  Bylaws, as amended.

              (4)  (i)   Indenture dated as of November 16, 1987, as amended by
                         First Supplemental Indenture Dated as of July 13,
                         1993, covering the registrant's 7-1/2% notes due
                         August 1, 2003,and the registrant's 7-5/8% notes due
                         August 15, 2002. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990,
                         SEC File No. 1-4837.



                   (ii) Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

    +(10)    (i)   1982 Stock Option Plan, as amended.  Incorporated by
                   reference to Exhibit 10(iii) of Form 10-K dated August 22,
                   1989, SEC File No. 1-4837.

           +(ii) Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii)of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

           +(iii) Restated Annual Performance Improvement Plan. Incorporated by reference to Exhibit 10( i) of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

           +(iv) Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10( i)of Form 10-Q dated December 20, 1984, SEC File No. 1-4837.

           +(v) Retirement Equalization Plan, Restatement, Incorporated by reference to Exhibit (10) (v) of Form 10-K dated August 20, 1996, SEC File No. 1-4837.

           +(vi) Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to
                   Exhibit 10(ix) of Form 10-K dated August 18, 1996, SEC File No. 1-4837.

           +(vii) Form of Executive Severance Agreement entered into between the Company and its named officers. Incorporated by reference to Exhibit 10(ix) of Form 10-K dated August 9, 1995, SEC File No. 1-4837.

           +(viii) Executive Compensation and Benefits Agreement dated as of
                   October 24, 1990. Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated December 21, 1990, SEC File No. 1-4837.

           +(ix) Executive Compensation and Benefits Agreement dated as of March 29, 1993. Incorporated by reference to Exhibit 10(xiv) of Form 10-K dated August 11, 1994, SEC File No. 1-4837.

             (x) Rights Agreement dated as of August 16, 1990. Incorporated by reference to Exhibit 1 of Form 8-K dated August 27, 1990, SEC File No. 1-4837.


           +(xi) Non-Employee Directors' Deferred Compensation Plan, 1995 Restatement dated July 1, 1995. Incorporated by reference to Exhibit 10 ( xv) of Form 10-K dated August 9, 1995, SEC File No. 1-4837.

          +(xii) Non-Employee Directors Stock Compensation Plan. Incorporated by reference to Exhibit 10(xvi) of Form 10-K dated August 9, 1995, SEC File No. 1-4837.

          +(xiii) Executive Severance Agreement, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated October 7, 1994, SEC File No. 1-4837.

          +(xiv) Amendment to Supplemental Executive Retirement Agreement. Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated October 7, 1994, SEC File No. 1-4837.

          +(xv) Employment Agreement dated January 20, 1995, Incorporated by reference to Exhibit (10) (xvi) of Form 10-K dated August 20, 1996, SEC File No. 1-4837

          +(xvi) Supplemental Executive Retirement Plan for named executive officers dated September 26, 1996.


    (13) Portions of the 1997 Annual Report to Shareholders that are incorporated herein by reference.

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



                                       TEKTRONIX, INC.



                                       By      /S/  CARL W. NEUN
                                         --------------------------------
                                            Carl W. Neun, Senior Vice President
                                             and Chief Financial Officer


Dated:  August 21, 1997



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Capacity                     Date



/S/ JEROME J. MEYER*     Chairman, Chief              August 21, 1997
--------------------
Jerome J. Meyer          Executive Officer,
                         and President



CARL W. NEUN             Senior Vice President        August 21, 1997
------------             and Chief Financial
Carl W. Neun             Officer, Principal
                         Financial and
                         Accounting Officer



/S/ PAULINE LO ALKER*    Director                     August 21, 1997
--------------------
Pauline Lo Alker



/S/ A. GARY AMES *       Director                     August 21, 1997
-----------------
A. Gary Ames

SIGNATURE                CAPACITY                     DATE


/S/ GERRY B. CAMERON *   Director                     August 21, 1997
--------------------
Gerry B. Cameron


/S/ PAUL C. ELY, JR. *   Director                     August 21, 1997
--------------------
Paul C. Ely, Jr.


/S/ A.M. GLEASON *       Director                     August 21, 1997
----------------
A. M. Gleason


/S/ WAYLAND R. HICKS *   Director                     August 21, 1997
--------------------
Wayland R. Hicks


/S/ KEITH R. MCKENNON *  Director                     August 21, 1997
---------------------
Keith R. McKennon


/S/ MERRILL A. MCPEAK *  Director                     August 21, 1997
---------------------
Merrill A. McPeak


/S/ WILLIAM D. WALKER *  Director                     August 21, 1997
---------------------
William D. Walker





*By  /S/  JOHN P. KARALIS                             August 21, 1997
    ----------------------
      John P. Karalis
      as attorney-in-fact