Form 10-Q
period 1997-08-30
TEKTRONIX INC
filed 1997-10-10
CIK 96879

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

                                 Form 10-Q

[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarter ended August
30, 1997, or,



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

     Yes ___X___                                No______

AT SEPTEMBER 26, 1997 THERE WERE 33,759,757 COMMON SHARES OF
TEKTRONIX, INC. OUTSTANDING.

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----

                                                                  PAGE NO.
                                                                  --------

Financial Statements:


  Condensed Consolidated Balance Sheets -                             2
    August 30, 1997 and May 31, 1997



  Condensed Consolidated Statements of Operations -                   3
    for the Quarter ended August 30, 1997
    and the Quarter ended August 31, 1996



  Condensed Consolidated Statements of Cash Flows -                   4
    for the Quarter ended August 30, 1997
    and the Quarter ended August 31, 1996



Notes to Condensed Consolidated Financial Statements                  5



Management's Discussion and Analysis of Financial                     7
Condition and Results of Operations



Part II.   Other Information                                          9



Signatures                                                            10

                     TEKTRONIX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)


                                                          Aug. 30,      May 31,
(In thousands)                                                1997         1997
-------------------------------------------------------------------------------

ASSETS
  Current assets:
    Cash and cash equivalents                           $  133,521     $142,726
    Accounts receivable - net                              274,146      305,832
    Inventories                                            249,382      238,040
    Other current assets                                    59,565       64,913
                                                        ----------    ---------
      Total current assets                                 716,614      751,511

  Property, plant and equipment - net                      349,998      343,130
  Deferred tax assets                                       15,851       12,540
  Other long-term assets                                   200,151      209,560
                                                        ----------   ----------
       Total assets                                     $1,282,614   $1,316,741
                                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term debt                                     $    6,312   $    6,155
    Accounts payable                                       154,554      181,366
    Accrued compensation                                    68,685       90,946
    Deferred revenue                                        26,332       25,622
                                                        ----------   ----------
      Total current liabilities                            255,883      304,089

  Long-term debt                                           150,923      151,579
  Other long-term liabilities                               86,696       89,790


  Shareholders' equity:
    Common stock                                           230,101      226,591
    Retained earnings                                      495,277      473,582
    Currency adjustment                                     33,722       34,447
    Unrealized holding gains - net                          30,012       36,663
                                                        ----------   ----------
      Total shareholders' equity                           789,112      771,283
                                                        ----------   ----------

       Total liabilities and shareholders' equity       $1,282,614   $1,316,741
                                                        ==========   ==========







The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                              Quarter ended
                                                          Aug. 30,     Aug. 31,
(In thousands except for per share amounts)                   1997         1996
-------------------------------------------------------------------------------

Net  sales                                              $  481,274   $  440,115

Cost of sales                                              280,001      248,843
                                                        ----------   ----------
  Gross profit                                             201,273      191,272

Research and development expenses                           46,215       46,447

Selling, general, and administrative
   expenses                                                116,908      112,095

Equity in business ventures'
  earnings                                                     167          144
                                                        ----------   ----------
  Operating income                                          38,317       32,874

Other income - net                                           1,557          531
                                                        ----------   ----------
  Earnings before taxes                                     39,874       33,405

Income taxes                                                13,158       10,690
                                                        ----------   ----------
  Net earnings                                          $   26,716   $   22,715
                                                        ==========   ==========

Earnings per share                                      $     0.80   $     0.69

Dividends per share                                           0.15         0.15

Average shares outstanding                                  33,536       32,766















The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                              Quarter ended
                                                          Aug. 30,     Aug. 31,
(In thousands)                                                1997         1996
-------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net earnings                                            $   26,716   $   22,715
Adjustments to reconcile net earnings to cash
  provided by operating activities:
    Depreciation expense                                    15,517       13,324
    Accounts receivable                                     27,732       67,589
    Inventories                                            (13,630)     (17,801)
    Other current assets                                       370       16,131
    Accounts payable                                       (28,377)     (27,158)
    Accrued compensation                                   (21,795)     (20,883)
    Other-net                                                3,761      (14,076)
                                                        ----------   ----------
      Net cash provided by activities                       10,294       39,841

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of property, plant and equipment               (27,829)     (19,011)
Proceeds from sale of fixed assets                           4,164        2,466
Proceeds from sale of investments                            7,316        4,506
                                                        ----------   ----------
      Net cash used by investing activities                (16,349)     (12,039)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in short-term debt                                   76      (29,592)
Issuance of long-term debt                                      --          450
Repayment of long-term debt                                   (656)          --
Issuance of common stock                                     5,233          465
Repurchase of common stock                                  (1,722)          --
Dividends                                                   (5,021)      (4,915)
                                                        ----------   ----------
      Net cash used by financing activities                 (2,090)     (33,592)

Effect of exchange rate changes                             (1,060)       2,071
                                                        ----------   ----------
Decrease in cash and cash equivalents                       (9,205)      (3,719)
Cash and cash equivalents at beginning of year             142,726       36,644
                                                        ----------   ----------
Cash and cash equivalents at end of quarter             $  133,521   $   32,925
                                                        ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS

Income taxes paid (refunded)- net                       $    8,984   $   (4,671)
Interest paid                                                6,030        7,302

NON-CASH INVESTING ACTIVITIES

Fair value adjustment to securities available-for-sale  $  (11,280)  $   (1,440)
Income tax effect related to fair value adjustment           4,629          576


The accompanying notes are an integral part of these condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K. The Company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 1998 is 52 weeks and fiscal year 1997 was 53 weeks. The first quarter of 1998 was 13 weeks compared to 14 weeks in the first quarter of 1997.

INVENTORIES

Inventories consisted of:

                                                           Aug 30,      May 31,
(In thousands)                                                1997         1997
-------------------------------------------------------------------------------
Materials and work in process                           $  132,901   $  134,743
Finished goods                                             116,481      103,297
                                                        ----------   ----------
  Inventories                                           $  249,382   $  238,040
                                                        ==========   ==========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:
                                                           Aug 30,      May 31,
(In thousands)                                                1997         1997
-------------------------------------------------------------------------------
Land                                                    $    5,912   $    6,096
Buildings                                                  187,809      199,396
Machinery and equipment                                    512,559      493,791
                                                        ----------   ----------
                                                           706,280      699,283
Accumulated depreciation and amortization                 (356,282)    (356,153)
                                                        ----------   ----------
Property, plant and equipment - net                     $  349,998   $  343,130
                                                        ==========   ==========

INCOME TAXES

The provision for income taxes consisted of:
                                                              Quarter ended
                                                          Aug. 30,     Aug. 31,
(In thousands)                                                1997         1996
-------------------------------------------------------------------------------
United States                                           $    9,211   $    5,939
State                                                        1,887        1,485
Foreign                                                      2,060        3,266
                                                        ----------   ----------
  Income taxes                                          $   13,158   $   10,690
                                                        ==========   ==========

The provision for income taxes was calculated at estimated annual effective rates of 33% and 32%, respectively, for the quarters ended August 30, 1997, and August 31, 1996.


COMMON STOCK SPLIT AND DIVIDEND INCREASE

On September 24, 1997, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock, to be effected in the form of a 50% stock dividend, to holders of record on October 10, 1997. The Board of Directors also approved a 20% increase in the quarterly cash dividend to holders of record on October 10, 1997. The cash dividend rate will be twelve cents on each post-split share. Distribution of the stock dividend and the cash dividend will begin on October 31, 1997. Financial information contained in this report has not been restated to reflect the impact of the pending common stock split.


FUTURE ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard becomes effective beginning with the Company's third quarter ending on February 28, 1998.
The pro forma diluted earnings per share under SFAS No. 128 is $0.78 for the quarter ended August 30, 1997 and $0.68 for the quarter ended
August 31, 1996, based upon average shares outstanding of 34.3 million and 33.3 million, respectively.
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year ending May 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

SUBSEQUENT EVENT

On September 2, 1997 the Company announced an agreement to purchase Siemens Communications Test Equipment GmbH (SCTE), a wholly owned subsidiary of Siemens based in Berlin, Germany, for approximately $46 million. The cash transaction closed on September 30, 1997 and will be accounted for by the purchase method of accounting in the second quarter. SCTE had revenues of approximately $60 million in its last fiscal year. The Company will take a one-time charge of $19 million in the second quarter to write off research and development projects currently underway at SCTE and to account for other integration expenses associated with the acquisition.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONs


                            Financial Condition


The Company's financial condition is strong. Cash flows from operating activities and borrowing capacity from existing lines of credit are expected to be sufficient to meet current and anticipated future needs. At the end of the first quarter (August 30, 1997), the Company maintained bank credit facilities totaling $307.9 million, of which $300.9 million was unused. Unused facilities include $150.9 million in lines of credit and $150.0 million under a revolving credit agreement from United States and foreign banks.
     The Company continued to experience significant improvements in working capital. Compared to the first quarter of fiscal 1997, accounts receivable improved from 17.7% to 14.2% of annualized sales and inventory improved from 16.1% to 13.0% of annualized sales. These improvements reduced accounts receivable and inventory required to support the business by $127 million.
     Current assets decreased by $34.9 million from the year end balance at May 31, 1997, due primarily to lower accounts receivable as a result of the normal lower sales in the first quarter compared to the fourth quarter of last year.
     Current liabilities declined by $48.2 million, or 16%. Accounts payable and accrued compensation declined due primarily to timing, including the payment of year-end accruals for incentives and commissions.
     Shareholders' equity increased by $17.8 million due primarily to earnings net of dividends.



                           Results of Operations



                      13 WEEKS ENDED AUGUST 30, 1997

                                    vs.

                      14 WEEKS ENDED AUGUST 31, 1996


In the first quarter of fiscal 1998, net earnings increased 18% to $26.7 million, or $0.80 per share compared with $22.7 million, or $0.69 per share in the first quarter of fiscal 1997. Net sales were $481.3 million, up 9% from $440.1 million in the prior year.

     Measurement Business sales of $227.7 million were up 10% from the prior year reflecting growth across all major product areas, including digital signal test, logic analyzers, television and telecommunications test products. Product orders were $209.1 million, an increase of 13% over product orders of $184.3 million in the first quarter of 1997. Sales and orders were particularly strong in the United States and Japan.
     Color Printing and Imaging sales increased 26% from $124.0 million to $155.7 million, with strong growth in the office market around the world. Product orders increased 33% from $112.2 million to $148.9 million. Early in the current quarter, the Company introduced the Phaser 560 color laser printer, which saw strong orders and sales in the period.
     Video and Networking sales were $97.9 million for the first quarter of 1998, down 10% from $109.3 million in the first quarter of 1997. The decline in sales was in the network displays business, as the current results compare with a very strong first quarter of the prior year for that business. Sales for the video content production business were up modestly, led by the PDR200 video file server. Product orders were $99.2 million, a decline of 15% over 1997 product orders of $117.2 million.
Video and Networking operated at a loss for the quarter. The Company is accelerating steps to return the business to profitable growth and expects to take a charge of approximately $45 million to $55 million in the second quarter to account for these actions, which include streamlining its product offerings and reducing the unit's cost structure to increase operational efficiency.
     Sales to customers in the United States increased by 4% from $243.8 million to $252.9 million, representing 53% of total sales. International sales of $228.4 million were up 16% from $196.3 million in the prior year, with a rebound in Europe and strong growth in all other regions. Product orders from customers in the United States of $240.0 million were up 6%
from last year's first quarter while international product orders of $217.2 million rose 16%.
     Cost of sales, as a percentage of net sales, increased from 56.5% to 58.2% due primarily to lower margins resulting from competitive pricing on video production products and the complexity of product offerings in Video and Networking. Also impacting margins was the strong launch of the Phaser
560 color printer, causing a heavier mix of product sales versus supplies, which provide higher margins. Research and development and selling, general and administrative expenses decreased as a percentage of sales, from 10.6% to 9.6% and from 25.5% to 24.3%, respectively.
     Operating income as a percentage of sales improved from 7.5% in the first quarter of 1997 to 8.0% in the current quarter due to lower operating expenses partly offset by higher cost of sales.
     Income taxes increased from $10.7 million to $13.2 million due to higher earnings before taxes and to the higher estimated effective annual tax rate of 33% for the current year, compared to 32% for all of last year.
     Net earnings of $26.7 million compared to $22.7 million in the prior year's quarter, an increase of 18%, primarily due to the higher operating income.
     On September 2, 1997 the Company announced an agreement to purchase
Siemens Communications Test Equipment GmbH (SCTE), a wholly-owned subsidiary of Siemens based in Berlin, Germany. The cash transaction closed on September 30, 1997. SCTE had revenues of approximately $60 million in its last fiscal year. The Company will take a one-time charge of $19 million in the second quarter of fiscal 1998 to write off research and development projects currently underway at SCTE and to account for other integration expenses associated with the acquisition.

                        Forward Looking Statements

Statements and information included in this Form 10-Q that relate to the Company's goals, strategies and expectations as to future results, events and expectations are based on the Company's current expectations. They constitute forward looking statements subject to a number of risk factors that could cause actual results to differ materially from those currently expected or desired. From time to time, information provided by the Company, or statements made by its employees, may contain other forward looking state-ments. As with many high technology companies, risk factors that could cause the Company's actual results or activities to differ materially from these forward looking statements include but are not limited to:
world-wide economic and business conditions in the electronics industry including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product and sales mix, and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a sub-stantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.
     Additional risk factors specific to the Company's current plans and expectations that could cause the Company's actual results or activities to differ materially from those stated include; the significant operational issues the Company faces in executing its strategy in Video and Networking; changes in the regulatory environment affecting the transition to high-definition television within the time frame anticipated by the Company; the timely introduction of new products scheduled during the Company's fiscal year, which could be affected by engineering, or other development program slippages, the ability to ramp up production or to develop effective sales channels; and the demand for and acceptance of new and other Company products by the Company's customers, which could be affected by the current uncertainties in economic conditions around the world and by activities of the Company's competitors.




PART II.  OTHER INFORMATION



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS


     At the Company's annual meeting of shareholders on September 25, 1997, the shareholders voted on the election of three directors to the Company's board of directors. Gerry B. Cameron, Jerome J. Meyer, and William D. Walker were elected to serve a three-year term ending at the Year 2000 annual meeting of shareholders.
     The voting for each director was as follows: 29,054,123 shares voted for Gerry B. Cameron, and 152,443 withheld; 29,047,710 voted for Jerome J. Meyer, and 158,856 withheld; and 29,056,478 voted for William D. Walker, and 150,088 withheld.
     The term of office of the Company's other directors continued after the 1997 annual meeting of shareholders, as follows: A.M. Gleason, Wayland
R. Hicks, and Merrill A. McPeak until the 1998 annual meeting of shareholders; and Pauline Lo Alker, A. Gary Ames, and Paul C. Ely, Jr. until the 1999 annual meeting of shareholders.

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



October 10, 1997                                   TEKTRONIX, INC.




                                             By  /S/ CARL W. NEUN
                                                ---------------------------
                                                  Carl W. Neun
                                                  Senior Vice President and
                                                  Chief Financial Officer