Form 10-Q
period 1997-11-29
TEKTRONIX INC
filed 1998-01-13
CIK 96879

===============================================================================

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 Form 10-Q

[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarter ended
November 29, 1997 or,



[     ]   Transition report pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the transition period from ________________ to _____________________.



Commission File Number 1-4837

                              TEKTRONIX, INC.

(Exact name of registrant as specified in its charter)

      OREGON                                           93-0343990
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                      Identification No.)



26600 SW PARKWAY
WILSONVILLE, OREGON                                     97070-1000
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

     Yes ___X___                                No______

AT DECEMBER 26, 1997 THERE WERE 50,475,046 COMMON SHARES OF
TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----

                                                                  PAGE NO.
                                                                  --------

Financial Statements:



  Condensed Consolidated Balance Sheets -                               2
    November 29, 1997 and May 31, 1997



  Condensed Consolidated Statements of Operations -                     3
    for the Quarter ended November 29, 1997
    and the Quarter ended November 30, 1996

    for the Two Quarters ended November 29, 1997
    and the Two Quarters ended November 30, 1996



  Condensed Consolidated Statements of Cash Flows -                     4
    for the Two Quarters ended November 29, 1997
    and the Two Quarters ended November 30, 1996



Notes to Condensed Consolidated Financial Statements                    6



Management's Discussion and Analysis of Financial                       9
Condition and Results of Operations



Part II.   Other Information                                           13



Signatures                                                             13

                     TEKTRONIX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)

                                                         Nov. 29,      May 31,
(In thousands)                                               1997         1997
--------------------------------------------------------------------------------
ASSETS
  Current assets:
    Cash and cash equivalents                          $  137,232   $  142,726
    Accounts receivable - net                             278,839      305,832
    Inventories                                           229,779      238,040
    Other current assets                                   75,654       64,913
                                                       ----------    ---------
      Total current assets                                721,504      751,511

   Property, plant and equipment - net                    370,974      343,130
  Deferred tax assets                                      19,913       12,540
  Other long-term assets                                  207,492      209,560
                                                       ----------    ---------
       Total assets                                    $1,319,883   $1,316,741
                                                       ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term debt                                    $    6,387   $    6,155
    Accounts payable                                      196,943      181,366
    Accrued compensation                                  105,308       90,946
    Deferred revenue                                       16,785       25,622
                                                       ----------    ---------
      Total current liabilities                           325,423      304,089

  Long-term debt                                          151,006      151,579
  Other long-term liabilities                              90,395       89,790


  Shareholders' equity:
    Common stock                                          228,387      226,591
    Retained earnings                                     468,000      473,582
    Currency adjustment                                    34,371       34,447
    Unrealized holding gains - net                         22,301       36,663
                                                       ----------    ---------
      Total shareholders' equity                          753,059      771,283
                                                       ----------    ---------

       Total liabilities and shareholders' equity      $1,319,883   $1,316,741
                                                       ==========   ==========




The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                                         Quarter ended          Two quarters ended
                                                     Nov. 29,     Nov. 30,     Nov. 29,     Nov. 30,
(In thousands except for per share amounts)              1997         1996         1997         1996
----------------------------------------------------------------------------------------------------
Net  sales                                         $  529,046   $  477,166   $1,010,320   $  917,281

Cost of sales                                         337,051      277,404      617,052      526,247
                                                   ----------   ----------   ----------   ----------
  Gross profit                                        191,995      199,762      393,268      391,034

Research and development expenses                      50,214       45,616       96,429       92,063

Selling, general, and administrative
   expenses                                           134,532      115,944      251,440      228,039

Equity in business ventures'
  earnings                                                297          250          464          394

Non-recurring charges                                  40,478           --       40,478           --
                                                   ----------   ----------   ----------   ----------
  Operating income (loss)                             (32,932)      38,452        5,385       71,326

Other income - net                                      1,265          453        2,822          984
                                                   ----------   ----------   ----------   ----------
  Earnings (loss) before taxes                        (31,667)      38,905        8,207       72,310

Income taxes                                          (10,450)      12,449        2,708       23,139
                                                   ----------   ----------   ----------   ----------
  Net earnings (loss)                              $  (21,217)  $   26,456   $    5,499   $   49,171
                                                   ==========   ==========   ==========   ==========

Earnings per share                                 $    (0.42)  $     0.54   $     0.11   $     1.00

Dividends per share                                      0.12         0.10         0.24         0.20

Average shares outstanding                             50,546       49,287       50,429       49,216



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                                                Two quarters ended
                                                                               Nov. 29,     Nov. 30,
(In thousands)                                                                     1997         1996
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                 $    5,499   $   49,171
Adjustments to reconcile net earnings to cash
  provided by operating activities:
    Depreciation expense                                  31,335      27,598
    Inventory write-down related to restructuring         38,482          --
    Non-recurring charges                                 40,478          --
    Gains on sale of investments                         (12,297)     (9,878)
    Accounts receivable                                   36,935     106,278
    Inventories                                          (19,713)      4,957
    Accounts payable                                       5,679     (20,936)
    Accrued compensation                                 (10,795)    (48,016)
    Other assets                                         (15,304)      5,522
    Other-net                                            (10,229)      6,671
                                                       ----------    --------
     Net cash provided by operating activities            90,070     121,367

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment             (58,833)    (48,748)
Acquisition of CTE                                       (46,600)         --
Proceeds from sale of fixed assets                         5,000         513
Proceeds from sale of investments                         14,416      12,599
                                                       ----------    --------
      Net cash used by investing activities              (86,017)    (35,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt                                153     (29,934)
Issuance of long-term debt                                    83         358
Repayment of long-term debt                                 (656)    (50,004)
Issuance of common stock                                  15,232       1,067
Repurchase of common stock                               (13,436)         --
Dividends                                                (11,081)     (9,838)
                                                       ----------    --------
      Net cash used by financing activities               (9,705)    (88,351)

Effect of exchange rate changes                              158       1,753

                                                       ----------    --------
Decrease in cash and cash equivalents                     (5,494)       (867)
Cash and cash equivalents at beginning of year           142,726      36,644
                                                       ----------    --------
Cash and cash equivalents at end of quarter            $ 137,232    $ 35,777
                                                       ==========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid- net                                                       $   12,772   $    3,316
Interest paid                                                                     6,541        8,274

NON-CASH INVESTING ACTIVITIES
Fair value adjustment to securities available-for-sale                       $  (21,928)  $    9,759
Income tax effect related to fair value adjustment                                8,772       (2,916)


The accompanying notes are an integral part of these condensed consolidated financial statements.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



BASIS OF PRESENTATION

The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K. The Company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 1998 is 52 weeks and fiscal year 1997 was 53 weeks. The first quarter of 1998 was 13 weeks compared to 14 weeks in the first quarter of 1997 and the first half of 1998 was 26 weeks compared to 27 weeks in the first half of 1997.

RESTRUCTURING

In the second quarter of 1998, the Company announced and began to implement a restructuring plan designed to return the Video and Networking Division business to profitable growth, and recorded a pre-tax provision of $60.0 million to account for these actions, which include streamlining its product offerings and reducing the unit's cost structure to increase operational efficiency. The plan will result in the separation of some employees worldwide and the exiting of certain facilities and product lines at a cost of $21.5 million. These costs are included in Non-recurring charges on the Condensed Consolidated Statement of Operations. In addition, the decision to streamline product offerings required a $38.5 million write-down of inventories in the quarter, which is included in cost of sales.

ACQUISITION

On September 30, 1997, the Company acquired Siemens' Communications Test Equipment GmbH (CTE), a wholly owned subsidiary of Siemens based in Berlin, Germany, for approximately $46.6 million in cash, including direct acquisition costs. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of CTE have been included in the Company's financial statements since the date of acquisition. Pro forma comparative results of operations are not presented because they are immaterial relative to the Company's results of operations. The purchase price was allocated as follows:

(In thousands)
-------------------------------------------------------------------------
Fair value of identified net assets acquired                   $    6,600
Acquired in-process research and development                       17,000
Identified intangibles                                             23,000
                                                               ----------
                                                               $   46,600
                                                               ==========


Acquired in-process research and development of $17,000 was expensed in the current quarter (see Non-recurring charges footnote).
     The identified intangibles include $18.0 million of completed technology and $5.0 million of workforce-in-place and will be amortized on a straight-line basis over 15 years.

INVENTORIES

Inventories consisted of:

                                                                               Nov. 30,      May 31,
(In thousands)                                                                     1997         1997
----------------------------------------------------------------------------------------------------
Materials and work in process                                                $   81,361   $  134,743
Finished goods                                                                  148,418      103,297
                                                                             ----------    ---------
  Inventories                                                                $  229,779   $  238,040
                                                                             ==========   ==========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                                               Nov. 30,      May 31,
(In thousands)                                                                     1997         1997
----------------------------------------------------------------------------------------------------
Land                                                                         $    6,024   $    6,096
Buildings                                                                       189,995      199,396
Machinery and equipment                                                         546,226      493,791
                                                                             ----------   ----------
                                                                                742,245      699,283
Accumulated depreciation and amortization                                      (371,271)    (356,153)
                                                                             ----------    ---------
Property, plant and equipment - net                                          $  370,974   $  343,130
                                                                             ==========   ==========


NON-RECURRING CHARGES

Non-recurring charges consisted of:

(In thousands)
--------------------------------------------------------------------------
Restructuring of the Video and Networking Division              $   59,960
In-process research and development acquired in the
  purchase of CTE                                                   17,000
Accrued integration costs associated with the
  purchase of CTE                                                    2,000
                                                                ----------
Total non-recurring charges                                     $   78,960
Less: Inventory write-down included in cost of sales               (38,482)
                                                                ----------
Non-recurring charges                                           $   40,478
                                                                ==========

INCOME TAXES

The provision for (benefit from) income taxes consisted of:

                                                         Quarter ended          Two quarters ended
                                                     Nov. 29,     Nov. 30,     Nov. 29,     Nov. 30,
(In thousands)                                           1997         1996         1997         1996
----------------------------------------------------------------------------------------------------
United States                                      $   (2,078)  $    7,503   $      765   $   13,442
State                                                    (679)       1,876           32        3,361
Foreign                                                (7,693)       3,070        1,911        6,336
                                                   ----------   ----------   ----------   ----------
  Income taxes                                     $  (10,450)  $   12,449   $    2,708   $   23,139
                                                   ==========   ==========   ==========   ==========

The provision for income taxes was calculated at estimated annual effective rates of 33% and 32%, respectively, for the quarters ended November 29, 1997, and November 30, 1996.

COMMON STOCK SPLIT AND DIVIDEND INCREASE

On September 24, 1997, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock, to be effected in the form of a 50% stock dividend, to holders of record on October 10, 1997.
The Board of Directors also approved a 20% increase in the quarterly cash dividend to holders of record on October 10, 1997. The cash dividend rate was twelve cents on each post-split share. Financial information contained in this report has been restated to reflect the impact of the common stock split.

FUTURE ACCOUNTING CHANGES

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard becomes effective beginning with the Company's third quarter ending on February 28, 1998.
The pro forma diluted earnings per share under SFAS No. 128 is $(0.42) for the quarter ended November 29, 1997 and $0.53 for the quarter ended November 30, 1996, based upon average shares outstanding of 50.5 million and 50.1 million, respectively. The pro forma diluted earnings per share under SFAS No. 128 is $0.11 for the two quarters ended November 29, 1997 and $0.98 for the two quarters ended November 30, 1996, based upon average shares outstanding of 51.5 million and 50.0 million, respectively.
     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for the Company's fiscal year ending May 1999. Reclassification of earlier financial statements for comparative purposes is required.
     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new standard becomes effective for the Company's fiscal year ending May 1999, and requires that comparative information from earlier years be restated to conform to the requirements of this standard.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                            Financial Condition

The Company's financial condition is strong. Cash flows from operating activities and borrowing capacity from existing lines of credit are expected to be sufficient to meet current and anticipated future needs. At the end of the second quarter (November 29, 1997), the Company maintained bank credit facilities totaling $308.5 million, of which $298.7 million was unused. Unused facilities include $148.7 million in lines of credit and $150.0 million under a revolving credit agreement from United States and foreign banks.
     The Company continued to experience significant improvements in working capital. Compared to the second quarter of fiscal 1997, accounts receivable improved from 14.3% to 13.2% of annualized sales and inventory improved from 13.7% to 10.9% of annualized sales. These improvements reduced accounts receivable and inventory required to support the business by $83 million.
     Current assets decreased by $30.0 million from the year end balance at May 31, 1997, due primarily to lower accounts receivable and inventory, partly offset by higher other current assets. The decline in receivables was primarily the result of faster collections. Inventory was lower because of the $38.5 million write-down related to the restructuring of the Video and Networking Division discussed below, partly offset by the addition of inventory acquired in the quarter as a result of the acquisition of Siemens' Communications Test Equipment business, and the normal seasonal increase in finished products. The increase in other current assets was due primarily to the tax effect of the restructuring of the Video and Networking Division on current income tax benefits.
     Current liabilities increased $21.3 million, due primarily to restructuring accruals.
     Property, plant and equipment increased by $27.8 million due to $60.5 million of capital expenditures as the Company expanded printer facilities for future manufacturing capacity and continued to invest in information systems software and hardware. The capital expenditures were partly offset by depreciation of $31.3 million.
     Shareholders' equity decreased by $18.2 million due primarily to a decline in unrealized holding gains on investments in other companies as a result of sales and declines in market value.

RESTRUCTURING

In the second quarter of fiscal 1998, the Company announced and began to implement a restructuring plan designed to return the Video and Networking Division business to profitable growth, and recorded a pre-tax provision of $60.0 million to account for these actions, which include streamlining its product offerings and reducing the unit's cost structure to increase operational efficiency. The plan will result in the separation of some employees worldwide and the exiting of certain facilities and product lines at a cost of $21.5 million. These costs are included in Non-recurring charges on the Condensed Consolidated Statement of Operations. In addition, the decision to streamline product offerings required a $38.5 million write-down of inventories in the quarter, which is included in cost of sales. The Company expects that approximately $16 million of the non-recurring charges require expenditures of cash, of which about 10% has been expended in the current quarter and about 50% will be expended in the rest of this fiscal year. The remaining 40% will affect cash flows in fiscal year 1999.

ACQUISITION

On September 30, 1997, the Company acquired Siemens' Communications Test Equipment GmbH (CTE), a wholly owned subsidiary of Siemens based in Berlin, Germany, for approximately $46.6 million in cash, including direct acquisition costs. The transaction was accounted for by the purchase method of accounting. $17.0 million of the purchase was identified as in-process technology, which had not completed the development process and had no alternative future use, and was written off in the current quarter. In addition, integration costs of $2.0 million associated with the acquisition were accrued.



                           Results of Operations

                   TWO QUARTERS ENDED NOVEMBER 29, 1997

                                    vs.

                   TWO QUARTERS ENDED NOVEMBER 30, 1996


Results for the first half of fiscal 1998 include charges of $79.0 million ($52.9 million after taxes, or $1.05 per share) related to the restructuring of the Video and Networking Division and the acquisition of CTE.
     Shares and earnings per share have been restated to reflect a three-for-two stock split in October 1997.
     Net sales were $1,010.3 million, an increase of 10% from the prior year's total of $917.3 million. Net earnings were $5.5 million, or $0.11 per share compared with $49.2 million, or $1.00 per share in the first half of fiscal 1997. Excluding the after-tax charges of $52.9 million, 1998 net earnings would have been $58.4 million, or $1.16 per share.
     Measurement Business Division sales of $475.4 million increased 16% from the prior year, with growth in broadcast and telecommunications test products and logic analyzers. Product orders increased 17% from $376.7 million to $439.6 million with strong growth in all geographic regions.
     Color Printing and Imaging Division sales increased 21% from $281.8 million to $341.3 million and product orders increased 21% from $265.2 million to $320.9 million, with strong sales of the Phaser* 560 printer, introduced in the first quarter, and the successful launch of the Phaser
380 during the second quarter. *(Phaser is a registered trademark of Tektronix, Inc.).
     Video and Networking Division sales decreased 14% from $225.4 million to $193.6 million. The decline in sales was in the network displays business, as the current results compare with a very strong first half last year for that business which included two large installations of network computers. Sales for the video content production business were up, led by the PDR200 video file server. Product orders declined 13% from $216.7 million to $188.9 million.
     Sales to customers in the United States increased from $500.1 million to $527.8 million, and represented 52% of total sales. International sales of $482.5 million were up 16%, with growth in all regions, particularly in the Americas and Japan. Product orders from customers in the United States of $483.3 million were up 9% from last year while international product orders of $466.1 million were up 12%. International orders and sales growth was even stronger when stated in local currencies, particularly in Europe where some currencies declined significantly, year over year, against the dollar.
     Without the $38.5 million one-time inventory write-down related to the restructuring of the Video and Networking Division, cost of sales as a percentage of net sales for 1998 would have declined slightly to 57.3%. Including the write-down, cost of sales increased as a percentage of net sales from 57.4% to 61.1%. Research and development expenses decreased as a percentage of net sales from 10.0% to 9.5%. Selling, general and administrative expenses were comparable year-to-year as a percentage of sales.

     Excluding the non-recurring charges, the operating margin would have improved from 7.8% to 8.3%. With the charges, operating income as a percentage of sales declined from 7.8% in the first half of 1997 to 0.5%.
     The provision for income taxes declined from $23.1 million to $2.7 million due to the lower earnings before taxes. The estimated effective annual tax rate is 33% for the current year compared to 32% for the first half of last year.



                      QUARTER ENDED NOVEMBER 29, 1997

                                    vs.

                      QUARTER ENDED NOVEMBER 30, 1996


In the second quarter of fiscal 1998, net sales were $529.0 million, up 11% from $477.2 million in the prior year. The Company recorded a net loss of $21.2 million, or $0.42 per share, for the quarter compared to net earnings of $26.5 million, or $0.54 per share in 1997. Excluding the after-tax charges of $52.9 million, 1998 net earnings would have been $31.7 million, or $0.63 per share.
     Measurement Business sales of $247.7 million were up 22% from the prior year reflecting growth across all major product areas, including logic analyzers, broadcast and telecommunications test products. Product orders were $230.5 million, an increase of 20% over product orders of $192.4 million in the second quarter of 1997. Sales were strong in all regions and orders were significantly higher except in Japan, where orders were essentially flat.
     Color Printing and Imaging sales increased 18% from $157.8 million to $185.6 million, with strong growth in the office market around the world. Product orders increased 12% from $153.0 million to $172.0 million, with unit growth continuing on a more rapid pace. In the second quarter, the Company introduced the Phaser 380, for sale into the specialty markets, and experienced good demand.
     Video and Networking sales were $95.7 million for the 1998 quarter, down 18% from $116.1 million in 1997. The decline in sales was in the network displays business, as the current results compare with a very strong second quarter of the prior year for that business. Sales for the video content production business were up, led by the PDR200 video file server. Product orders were $89.7 million, a decline of 10% over 1997 product orders of $99.5 million. Video and Networking operated at a loss for the quarter. The Company took a charge of $60.0 million to account for actions to accelerate the division's return to profitability during the fourth quarter of the current fiscal year.
     Sales to customers in the United States increased by 7% from $256.4 million to $274.9 million, representing 52% of total sales. International sales of $254.1 million were up 15% from $220.8 million in the prior year, with particularly strong growth in Japan and the Americas. Product orders from customers in the United States of $243.4 million were up 13% from last year's first quarter while international product orders of $248.8 million rose 8%.
     Without the $38.5 million one-time inventory write-down related to the restructuring of the Video and Networking Division the 1998 cost of sales as a percentage of sales improved from 58.1% to 56.4%. The improvement is due primarily to a heavier sales mix of higher margin new products and supplies, favorable exchange rates on foreign purchases and manufacturing cost reductions. Including the one-time write-down, cost of sales as a percentage of net sales was 63.7%. Research and development expenses decreased as a percentage of sales, from 9.6% to 9.5% while selling, general and administrative expenses increased from 24.3% to 25.4% because of a high level of new product introduction costs.
     Excluding the non-recurring charges, the operating margin would have improved from 8.1% to 8.7%. With the charges, operating margin was a negative 6.2%.
     The estimated effective annual tax rate is 33% for the current year compared to 32% for the first half of last year.

YEAR 2000

     In connection with the Company's ongoing program to standardize and upgrade its key financial, information and operational systems, an assessment has been made of the ability of these systems to operate in, and to process transactions and data involving, the year 2000 and beyond.
The Company believes that all key systems that are not already year 2000 compliant will be modified, upgraded or replaced prior to the year 2000, and that any related costs will not have a material impact on the results of operations, financial condition or cash flows of future periods.



                        Forward looking Statements


Statements and information included in this Form 10-Q that relate to the Company's goals, strategies and expectations as to future results, events and expectations are based on the Company's current expectations. They constitute forward looking statements subject to a number of risk factors that could cause actual results to differ materially from those currently expected or desired. From time to time, information provided by the Company, or statements made by its employees, may contain other forward looking statements. As with many high technology companies, risk factors that could cause the Company's actual results or activities to differ materially from these forward looking statements include, but are not limited to: world-wide economic and business conditions in the electronics industry, including the effect on purchases by the Company's customers; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product and sales mix, and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.
     Additional risk factors specific to the Company's current plans and expectations that could cause the Company's actual results or activities to differ materially from those stated include: the significant operational issues the Company faces in executing its strategy in Video and Networking; changes in the regulatory environment affecting the transition to high-definition television within the time frame anticipated by the Company; the timely introduction of new products scheduled during the Company's fiscal year, which could be affected by engineering or other development program slippages, the ability to ramp up production or to develop effective sales channels; and the demand for and acceptance of new and other Company products by the Company's customers, which could be affected by the current uncertainties in economic conditions around the world and by activities of the Company's competitors.

PART II.  OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (27) (.1)          Financial Data Schedule.

          (10) (.1) Amendment No. 1 to Supplemental Executive Retirement Agreement.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



January 8, 1998                                   TEKTRONIX, INC.




                                                   By  /S/ CARL W. NEUN
                                                      --------------------------
                                                       Carl W. Neun
                                                       Senior Vice President and
                                                       Chief Financial Officer