Form 10-Q
period 1998-02-28
TEKTRONIX INC
filed 1998-04-10
CIK 96879

==============================================================================

                    SECURITIES AND EXCHANGE COMMISSION

                           Washington, DC  20549

                                 Form 10-Q

[  X  ]   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934 for the quarter ended
February 28, 1998 or,



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

     Yes ___X___                                No______

AT MARCH 28, 1998 THERE WERE 50,526,231 COMMON SHARES OF
TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----

                                                                      PAGE NO.
                                                                      --------

Financial Statements:



  Condensed Consolidated Balance Sheets -                                 2
    February 28, 1998 and May 31, 1997



  Condensed Consolidated Statements of Operations -                       3
    for the Quarter ended February 28, 1998
    and the Quarter ended March 1, 1997

    for the Three Quarters ended February 28, 1998
    and the Three Quarters ended March 1, 1997



  Condensed Consolidated Statements of Cash Flows -                       4
    for the Three Quarters ended February 28, 1998
    and the Three Quarters ended March 1, 1997



Notes to Condensed Consolidated Financial Statements                      6



Management's Discussion and Analysis of Financial                         9
Condition and Results of Operations



Part II.   Other Information                                             14



Signatures                                                               14

                      TEKTRONIX, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (unaudited)


                                                          Feb. 28,     May 31,
(In thousands)                                                1998        1997
------------------------------------------------------------------------------

ASSETS
  Current assets:
    Cash and cash equivalents                           $  112,040  $  142,726
    Accounts receivable - net                              294,771     305,832
    Inventories                                            214,492     238,040
    Other current assets                                    64,907      64,913
                                                        ----------  ----------
      Total current assets                                 686,210     751,511

   Property, plant and equipment - net                     386,224     343,130
  Deferred tax assets                                       23,858      12,540
  Other long-term assets                                   191,669     209,560
                                                        ----------  ----------
      Total assets                                      $1,287,961  $1,316,741
                                                        ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Short-term debt                                     $    5,182  $    6,155
    Accounts payable                                       172,068     181,366
    Accrued compensation                                    99,403      90,946
    Deferred revenue                                        12,461      25,622
                                                        ----------  ----------
      Total current liabilities                            289,114     304,089

  Long-term debt                                           150,708     151,579
  Other long-term liabilities                               86,637      89,790


  Shareholders' equity:
    Common stock                                           224,272     226,591
    Retained earnings                                      496,192     473,582
    Currency adjustment                                     25,036      34,447
    Unrealized holding gains - net                          16,002      36,663
                                                        ----------  ----------
      Total shareholders' equity                           761,502     771,283
                                                        ----------  ----------

      Total liabilities and shareholders' equity        $1,287,961  $1,316,741
                                                        ==========  ==========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (unaudited)

                                       Quarter ended      Three quarters ended
(In thousands                       Feb. 28,   Mar. 1,    Feb. 28,     Mar. 1,
 except for per share amounts)          1998      1997        1998        1997
------------------------------------------------------------------------------

Net  sales                          $517,570  $478,886  $1,527,890  $1,396,167

Cost of sales                        292,716   273,653     909,768     799,900
                                    --------  --------  ----------  ----------
  Gross profit                       224,854   205,233     618,122     596,267

Research and development expenses     52,944    45,621     149,373     137,684

Selling, general, and administrative
  expenses                           123,277   117,496     374,717     345,535

Equity in business ventures'
  earnings (loss)                        (34)     (861)        430        (467)

Non-recurring charges                     --        --      40,478          --
                                    --------  --------  ----------  ----------
  Operating income                    48,599    41,255      53,984     112,581

Other income - net                     2,507     1,042       5,329       2,026
                                    --------  --------  ----------  ----------
  Earnings before taxes               51,106    42,297      59,313     114,607

Income taxes                          16,865    13,535      19,573      36,674
                                    --------  --------  ----------  ----------
  Net earnings                      $ 34,241  $ 28,762  $   39,740  $   77,933
                                    ========  ========  ==========  ==========

Basic earnings per share            $   0.68  $   0.58  $     0.79  $     1.58

Diluted earnings per share          $   0.67  $   0.57  $     0.77  $     1.56

Dividends per share                 $   0.12  $   0.10  $     0.34  $     0.30

Average shares outstanding-basic      50,483    49,616      50,438      49,362

Average shares outstanding-diluted    51,408    50,409      51,381      49,928


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     TEKTRONIX, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (unaudited)

                                                          Three quarters ended
                                                          Feb. 28,     Mar. 1,
(In thousands)                                                1998        1997
------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                            $   39,740  $   77,933
Adjustments to reconcile net earnings to cash
  provided by operating activities:
    Depreciation expense                                    48,328      41,768
    Inventory write-down related to restructuring           38,482          --
    Non-recurring charges                                   40,478          --
    Gains on sale of investments                           (18,941)    (15,100)
    Accounts receivable                                     16,374      98,032
    Inventories                                             (4,779)      8,152
    Other current assets                                    (6,514)     24,562
    Accounts payable                                       (17,301)    (12,032)
    Accrued compensation                                   (16,234)    (48,305)
    Other-net                                              (16,763)     (1,515)
                                                        ----------  ----------
      Net cash provided by operating activities            102,870     176,525

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment               (95,921)    (66,419)
Acquisition of CTE                                         (46,600)         --
Proceeds from sale of fixed assets                           9,510       1,845
Proceeds from sale of investments                           22,083      22,519
                                                        ----------  ----------
      Net cash used by investing activities               (110,928)    (42,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt                               (1,183)    (37,622)
Issuance of long-term debt                                     111         358
Repayment of long-term debt                                   (893)    (50,708)
Issuance of common stock                                    21,835      11,330
Repurchase of common stock                                 (24,154)         --
Dividends                                                  (17,130)    (14,796)
                                                        ----------  ----------
      Net cash used by financing activities                (21,414)    (91,438)

Effect of exchange rate changes                             (1,214)       (929)

                                                        ----------  ----------
Decrease in cash and cash equivalents                      (30,686)     42,103
Cash and cash equivalents at beginning of year             142,726      36,644
                                                        ----------  ----------
Cash and cash equivalents at end of quarter             $  112,040  $   78,747
                                                        ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid- net                                  $   38,763  $    7,455
Interest paid                                               12,204      14,408

NON-CASH INVESTING ACTIVITIES
Fair value adjustment to securities available-for-sale  $  (33,584) $    3,314
Income tax effect related to fair value adjustment          12,923         (95)


The accompanying notes are an integral part of these condensed consolidated financial statements.
                                       5

                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K. The Company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 1998 is 52 weeks and fiscal year 1997 was 53 weeks. The first quarter of 1998 was 13 weeks compared to 14 weeks in the first quarter of 1997 and the first three quarters of 1998 were 39 weeks compared to 40 weeks in the first three quarters of 1997.

RESTRUCTURING

In the second quarter of 1998, the Company announced and began to implement a restructuring plan designed to return the Video and Networking Division business to profitable growth, and recorded a pre-tax provision of $60.0 million to account for these actions, which include streamlining its product offerings and reducing the unit's cost structure to increase operational efficiency. The plan will result in the separation of some employees worldwide and the exiting of certain facilities and product lines at a cost of $21.5 million. These costs are included in Non-recurring charges for the three quarters ended February 28, 1998 in the Condensed Consolidated Statements of Operations. In addition, the decision to streamline product offerings required a $38.5 million write-down of inventories, which is included in cost of sales for the three quarters ended February 28, 1998.

ACQUISITION

On September 30, 1997, the Company acquired Siemens' Communications Test Equipment GmbH (CTE), a wholly owned subsidiary of Siemens based in Berlin, Germany, for approximately $46.6 million in cash, including direct acquisition costs. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of CTE have been included in the Company's financial statements since the date of acquisition. Pro forma comparative results of operations are not presented because they are not material relative to the Company's results of operations. The purchase price was allocated as follows:

(In thousands)
------------------------------------------------------------------------------
Fair value of identified net assets acquired                           $ 6,600
Acquired in-process research and development                            17,000
                                                                    ----------
Identified intangibles                                                  23,000
                                                                    ----------
                                                                    $   46,600
                                                                    ==========

Acquired in-process research and development of $17,000 was expensed in the second quarter of the current year. (see Non-recurring charges footnote).

     The identified intangibles include $18.0 million of completed technology and $5.0 million of workforce-in-place and will be amortized on a straight-line basis over 15 years.

INVENTORIES

Inventories consisted of:

                                                          Feb. 28,     May 31,
(In thousands)                                                1998        1997
------------------------------------------------------------------------------
Materials and work in process                           $   72,649  $  134,743
Finished goods                                             141,843     103,297
                                                        ----------  ----------
  Inventories                                           $  214,492  $  238,040
                                                        ==========  ==========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                          Feb. 28,     May 31,
(In thousands)                                                1998        1997
------------------------------------------------------------------------------
Land                                                    $    5,957  $    6,096
Buildings                                                  193,818     199,396
Machinery and equipment                                    571,945     493,791
                                                        ----------  ----------
                                                           771,720     699,283
Accumulated depreciation and amortization                 (385,496)   (356,153)
                                                        ----------  ----------
Property, plant and equipment - net                     $  386,224  $  343,130
                                                        ==========  ==========

NON-RECURRING CHARGES

Non-recurring charges consisted of:

                                                          Three quarters ended
                                                                      Feb. 28,
(In thousands)                                                            1997
------------------------------------------------------------------------------

Restructuring of the Video and Networking Division                  $   59,960
In-process research and development acquired in the
  purchase of CTE                                                       17,000
Accrued integration costs associated with the
  purchase of CTE                                                        2,000
                                                                    ----------
Total non-recurring charges                                         $   78,960
Less: Inventory write-down included in cost of sales                   (38,482)
                                                                    ----------
Non-recurring charges                                               $   40,478
                                                                    ==========

INCOME TAXES

The provision for income taxes consisted of:

                                       Quarter ended      Three quarters ended
                                    Feb. 28,   Mar. 1,    Feb. 28,     Mar. 1,
(In thousands)                          1998      1997        1998        1997
------------------------------------------------------------------------------

United States                       $ 19,196  $  8,000  $   19,961  $   21,442
State                                    800     1,999         832       5,360
Foreign                               (3,131)    3,536      (1,220)      9,872
                                    --------  --------  ----------  ----------
  Income taxes                     $  16,865  $ 13,535  $   19,573  $   36,674
                                   =========  ========  ==========  ==========

The provision for income taxes was calculated at estimated annual effective rates of 33% and 32%, respectively, for the quarters ended February 28, 1998, and March 1, 1997.

COMMON STOCK SPLIT AND DIVIDEND INCREASE

On September 24, 1997, the Company's Board of Directors approved a three-for-two stock split of the Company's common stock, effected in the form of a 50% stock dividend, to holders of record on October 10, 1997. The Board of Directors also approved a 20% increase in the quarterly cash dividend to holders of record on October 10, 1997. The cash dividend rate was twelve cents on each post-split share. Financial information contained in this report has been restated to reflect the impact of the common stock split.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires all companies whose capital structures include convertible securities and options to make a dual presentation of basic and diluted earnings per share. The new standard became effective beginning with the Company's third quarter ending on February 28, 1998. Prior period amounts have been restated to conform with the presentation requirements of SFAS No. 128. For all periods presented, net earnings are the same for the calculation of both basic and diluted earnings per share. The difference between basic and diluted average shares outstanding is the dilutive potential shares from stock options outstanding.

FUTURE ACCOUNTING CHANGES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            Financial Condition




                    BALANCE SHEET AT FEBRUARY 28, 1998

                                    vs.

                       BALANCE SHEET AT MAY 31, 1997

The Company's financial condition is strong. Cash flows from operating activities and borrowing capacity from existing lines of credit are expected to be sufficient to meet current and anticipated future needs. At the end of the third quarter (February 28, 1998), the Company maintained bank credit facilities totaling $307.7 million, of which $302.0 million was unused. Unused facilities include $152.0 million in lines of credit and $150.0 million under a revolving credit agreement from United States and foreign banks.

     Current assets decreased by $65.3 million from the year end balance at May 31, 1997, as cash, accounts receivable and inventory all declined. The net use of cash was due to high capital expenditures, reductions in trade payables and the funding of restructuring measures. Inventory was lower because of the $38.5 million write-down related to the restructuring of the Video and Networking Division discussed below, partly offset by the addition of inventory acquired in the second quarter as a result of the acquisition of Siemens' Communications Test Equipment business, and the normal seasonal increase in finished products. Current liabilities decreased $15.0 million, due primarily to the timing of trade payables.

     Property, plant and equipment increased by $43.1 million due to $97.6 million of capital expenditures as the Company is expanding printer equipment and facilities for future manufacturing capacity and continues to invest in information systems software and hardware. The capital expenditures were partly offset by depreciation of $48.3 million.

     Other long-term assets declined $17.9 million as a result of sales of, and a decline in market value of, some held-for-sale investments, partly offset by the addition of intangible assets on the acquisition of CTE discussed below. Deferred tax assets showed a net increase due to the reduction of the deferred tax liability on held-for-sale investments.

     Shareholders' equity decreased by $9.8 million due primarily to a decline in unrealized holding gains on investments in other companies and a reduction in currency adjustment caused by weak foreign currencies, partly offset by the increase in retained earnings.

                               Restructuring


In the second quarter of 1998, the Company announced and began to implement a restructuring plan designed to return the Video and Networking Division business to profitable growth, and recorded a pre-tax provision of $60.0 million to account for these actions, which include streamlining its product offerings and reducing the unit's cost structure to increase operational efficiency. The plan will result in the separation of some employees worldwide and the exiting of certain facilities and product lines at a cost of $21.5 million. These costs are included in Non-recurring charges in the Condensed Consolidated Statements of Operations. In addition, the decision to streamline product offerings required a $38.5 million write-down of inventories in the second quarter, which is included in Cost of sales. The Company expects that approximately $16 million of the non-recurring charges require expenditures of cash, of which approximately $5 million has been expended to date and about $5 million will be expended in the fourth quarter of this fiscal year. The remaining $6 million will affect cash flows in fiscal year 1999.


                                Acquisition


On September 30, 1997, the Company acquired Siemens' Communications Test Equipment GmbH (CTE), a wholly owned subsidiary of Siemens based in Berlin, Germany, for approximately $46.6 million in cash, including direct acquisition costs. The transaction was accounted for by the purchase method of accounting. $17.0 million of the purchase was identified as in-process technology, which had not completed the development process and had no alternative future use, and was written off in the second quarter. In addition, integration costs of $2.0 million associated with the acquisition were accrued.



                           Results of Operations




                  THREE QUARTERS ENDED FEBRUARY 28, 1998

                                    vs.

                    THREE QUARTERS ENDED MARCH 1, 1997



     The Company continued to experience significant improvements in working capital. Compared to the third quarter of fiscal 1997, accounts receivable improved from 14.3% to 14.2% of annualized sales and inventory improved from 13.4% to 10.4% of annualized sales. These improvements reduced the working capital required to support the business by $64 million.

     Net sales were $1,527.9 million, an increase of 9% from the prior year's total of $1,396.2 million. Net earnings were $39.7 million, or $0.79 per share ($0.77 diluted) compared with $77.9 million, or $1.58 per share ($1.56 diluted) in the first nine months of fiscal 1997. Results for the first nine months of fiscal 1998 include charges of $79.0 million ($52.9 million after taxes, or $1.05 per share) related to the restructuring of the Video and Networking Division and the acquisition of CTE. Shares and earnings per share have been restated to reflect a three-for-two stock split in October 1997.

Excluding the after-tax charges of $52.9 million, 1998 net earnings would have been $92.6 million, or $1.84 per share ($1.80 diluted).

     Measurement Business Division sales of $715.6 million increased 15% from the prior year, with growth in broadcast and telecommunications test products and logic analyzers. Product orders increased 12% from $565.9 million to $636.1 million with growth in all geographic regions except Pacific.

     Color Printing and Imaging Division sales increased 17% from $449.0 million to $525.0 million and product orders increased 16% from $427.1 million to $494.1 million, with strong sales of the Phaser* 560 printer, introduced in the first quarter, the successful launch of the Phaser 380 during the second quarter and the Phaser 360 in the current quarter. *(Phaser is a registered trademark of Tektronix, Inc.).

     Video and Networking Division sales decreased 12% from $327.1 million to $287.3 million. The decline in sales was in the netstation business, as the current results compare with a very strong nine months last year for that business which included two large installations of network computers. Sales for the video content production business were up, led by the Profile video file server and the Lightworks V.I.P digital video editing system. Product orders declined 11% from $315.0 million to $280.4 million.

     Sales to customers in the United States increased from $736.1 million to $781.9 million, and represented 51% of total sales. International sales of $746.0 million were up 13%, with growth in all regions but particular strength in the Americas and Japan. Product orders from customers in the United States of $715.7 million were up 7% from last year while international product orders of $694.9 million were up 9%. International orders and sales growth were even stronger when stated in local currencies, particularly in Europe and the Pacific, where some currencies declined significantly, year over year, against the dollar.

     Without the $38.5 million one-time inventory write-down related to the restructuring of Video and Networking Division in the second quarter, cost of sales for 1998 would have declined slightly as a percentage of net sales to 57.0%. Including the write-down, cost of sales increased as a percentage of sales from 57.3% to 59.5%. Research and development and selling, general and administrative expenses declined slightly, year-to-year, as a percentage of sales.

     Excluding the non-recurring charges, the operating margin would have improved from 8.1% to 8.7%. With the charges, operating income as a percentage of sales declined to 3.5%.

     The provision for income taxes declined from $36.7 million to $19.6 million due to the lower earnings before taxes. The estimated effective annual tax rate is 33% for the current year compared to 32% for last year.

                      QUARTER ENDED FEBRUARY 28, 1998

                                    vs.

                        QUARTER ENDED MARCH 1, 1997



In the third quarter of fiscal 1998, net earnings were $34.2 million, or $0.68 per share ($0.67 diluted), an increase of 19% over earnings of $28.8 million, or $0.58 per share ($0.57 diluted) in the third quarter of fiscal 1997. Net sales were $517.6 million, up 8% from $478.9 million in the prior year. Product orders increased 3%, from $449.4 million to $461.2 million.

     Measurement Business sales of $240.2 million were up 14% from the prior year reflecting strong growth in logic analyzers and telecommunications test products. The communication test equipment business, acquired in the second quarter of 1998, contributed about $14 million to third quarter sales. Sales were strong in the United States, but declined in Japan and the rest of the Pacific. Product orders were $196.5 million, an increase of 4% over product orders of $189.2 million in the second quarter of 1998 with strong growth in Europe offset by a sharp decline in the Pacific region. In addition to the direct impact in Asia, the Company experienced a slowdown in orders from United States manufacturers affected by business conditions in that region. The Company expects these conditions will exist for the next few quarters.

     Color Printing and Imaging sales increased 10% from $167.2 million to $183.7 million, with strong growth in unit shipments into the office market. The Phaser 560 color laser printer performed well and sales of the new solid ink Phaser 360, announced during the period, were exceptionally strong. Product orders increased 7% from $161.9 million to $173.2 million.

     Video and Networking sales were $93.7 million for the 1998 quarter, down 8% from $101.7 million in 1997. The decline in sales was in the netstation business. Sales for the video content production business were up, led by the Profile video file server. Product orders were $91.5 million, a decline of 7% from 1997 product orders of $98.3 million. Video and Networking operated at a small profit for the quarter, compared to a significant loss in the prior year quarter, and the Company expects the division to continue to operate profitably during the fourth quarter.

     Sales to customers in the United States increased by 8% from $235.9 million to $254.1 million, and represented 49% of total sales. International sales of $263.5 million were up 8% from $243.0 million in the prior year, with particularly strong growth in the Americas and improvement in Europe. Product orders from customers in the United States of $232.4 million were up 2% from last year's third quarter while international product orders of $228.8 million rose 3%.

     Cost of sales as a percentage of sales improved from 57.1% to 56.6%. The improvement is due primarily to a heavier sales mix of higher margin new products and supplies, and manufacturing cost reductions, particularly in the Video and Networking division. Research and development expense (R&D) increased as a percentage of sales, from 9.5% to 10.2% while selling, general and administrative expenses (SG&A) decreased from 24.5% to 23.8%.

      The operating margin increased from 8.6% to 9.4%, primarily due to gross margin improvement and cost control in SG&A, partly offset by higher R&D.

     The estimated effective annual tax rate is 33% for the current quarter compared to 32% for the prior year's third quarter.

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





April 9, 1998                                   TEKTRONIX, INC.







                                             By___________________________

                                                Carl W. Neun

                                                Senior Vice President and

                                                Chief Financial Officer