Form 10-K
period 1998-05-30
TEKTRONIX INC
filed 1998-08-21
CIK 96879

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 30, 1998 OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-4837
                            ------------------------

                                TEKTRONIX, INC.

             (Exact name of Registrant as specified in its charter)

                OREGON                                  93-0343990
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

      26600 S.W. PARKWAY AVENUE
         WILSONVILLE, OREGON                              97070
   (Address of principal executive                      (Zip Code)
               offices)

              Registrant's telephone number, including area code:

                                 (503) 627-7111

          Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                            REGISTERED
--------------------------------------    --------------------------------------
            Common Shares,                       New York Stock Exchange
          without par value                       Pacific Stock Exchange

      Series A No Par Preferred                  New York Stock Exchange
        Shares Purchase Rights                    Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1,345,950,348 at August 3, 1998.

    At August 3, 1998 there were 49,638,025 Common Shares of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                PART OF 10-K INTO WHICH
DOCUMENT                                             INCORPORATED
-----------------------------------------  ---------------------------------
Registrant's Proxy Statement               Part III
dated August 20, 1998

1998 Annual Report to Shareholders         Parts I, II and IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

    Tektronix' products cover a wide range of electronic equipment. Measurement Business products include general purpose test instruments, such as digital and analog oscilloscopes, logic analyzers, digital multimeters, VXI standard modular products and probes; RF and wireless test instruments, such as spectrum analyzers, communication test sets and high frequency signal sources; telecommunications instruments, such as optical time domain reflectometers (OTDRs) and cable testers; and television test instruments, such as audio and video measurement sets, waveform monitors, vectorscopes, signal generators and RF/cable measurement products. Color printing and imaging products include color printers, ink and related products and supplies. Video and networking products include digital video storage products; integrated video system solutions, including switchers, digital picture manipulating and editing equipment; business network computers and interactive video services products; windows-based terminals; Lightworks digital non-linear editing systems; newsroom solutions; and video transmission products.

                                    PRODUCTS

    The table below sets forth the contribution to total net sales of the Company's product groupings for the last three fiscal years (in thousands of dollars).

                           MEASUREMENT       COLOR PRINTING         VIDEO AND
                            BUSINESS           AND IMAGING         NETWORKING
                            PRODUCTS            PRODUCTS            PRODUCTS
                        -----------------   -----------------   -----------------
                         AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                        --------  -------   --------  -------   --------  -------
1996..................  $812,250   45.9%    $561,642   31.8%    $394,966   22.3%
1997..................  $852,827   44.0%    $638,456   32.9%    $448,799   23.1%
1998..................  $962,858   46.2%    $728,697   34.9%    $394,247   18.9%

                         MEASUREMENT BUSINESS PRODUCTS

    Because of their wide range of capabilities, measurement business products are used in a variety of applications, including research, design, testing, installation, manufacturing and service in the computer, television, telecommunications, process control, commercial aerospace, automotive and military industries.

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

    The development of the microprocessor and associated growth in microprocessor-based devices stimulated both the existing analog markets and new digital markets. In addition, the microprocessor made possible significant improvements in oscilloscope design and performance. Many of the oscilloscopes and other measurement products manufactured by Tektronix feature digital storage and conversion functions, programmable operations, the ability to work in conjunction with personal computers and workstations and combinations of these capabilities. In addition, trends toward smaller microelectronic devices have opened new segments for specialized measurement equipment, such as connectors, probes, adapters, and cameras and plotters to record displayed wave- forms.

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

    Measurement business products also include video and audio test products. Video and audio test products include vectorscopes, waveform monitors, signal generators, automated test equipment, demodulators, and aural modulation monitors and synchronizers, which are used primarily by the television industry to test and display the quality of video and audio signals. The resolution of images and the fidelity of sounds, as well as the stability of the signals that carry them, are essential to program quality. Tektronix' video and audio test products excel at the many forms of test and measurement vital to creating and maintaining signals of the highest quality. With the transition to digital television and video compression, new products include an MPEG based signal generator and analyzer, and digital television test products.

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

    Tektronix offers a full range of sophisticated, easy-to-use handheld instruments, including digital multimeters and the award-winning
TekScope-Registered Trademark- handheld oscilloscope/digital multimeter combination. Tektronix' handheld instruments range in suggested retail price from below $100 up to about $3,400.

    The Company also makes benchtop basic instruments. Applications include education, light manufacturing, electronic troubleshooting and basic electronic design.

    Logic analyzers are a principal tool for electronic designers, engineers and technicians in testing and trouble-shooting computers, computer peripheral devices and digital electronic systems and instruments. Logic analyzers capture, display and examine streams of data coded as binary digits (bits), which are transmitted simultaneously over many channels. The Company offers several lines of logic analyzers, including the 3000 Series, a standalone, mid-range analyzer targeted at medium sized designs, the newer TLA 500 Series, a high performance, mid-priced analyzer optimized for embedded software debug, the DAS-Registered Trademark- Digital Analysis System, a broad application logic analyzer that combines logic analysis and pattern generation by using card modular plug-in units to permit a range of performance in one system, and the new TLA 700 series, which incorporates Microsoft's Windows operating system and has a novel high speed front-end and is designed specifically for engineers that design electronic products. DAS systems are also used by software engineers in the development and optimization of microprocessor-based designs.

    Spectrum analyzers are used in communications and other industries to display and measure signal amplitude versus frequency rather than amplitude versus time (the latter being what an oscilloscope typically displays). It is an essential tool used to design, check and adjust communications transmitting and receiving equipment.

    Products designed for the telecommunications industry play an increasingly important role in the Company's measurement business portfolio. Tektronix is a leading supplier of a broad range of test solutions for emerging networks, designed for ensuring integrity and optimizing performance of networks, and verifying design and assuring quality of communications equipment. Cable testers and fiber optic testers use time-domain-reflectometry techniques to locate faults in metallic and fiber optic cables. Essentially, these instruments send signals from one end of a cable and then measure the reflection time of the signals to determine the location of the fault. Cable testers and fiber optic testers are widely used in the telecommunication and cable television industries. The Company also provides RF test instruments for the cable television market, and has developed a series of products for SDH or SONET transmission testing in the telecommunications industry. The Company's September, 1997 acquisition of Siemens Communications Test Equipment GmbH extended Telecom Test Product offerings serving needs being created by the growth of the Internet and other telecommunications requirements. Tektronix also sells and supports German manufacturer Rohde & Schwarz' wireless communications and TV products in the United States and Canada, including the first measurement solutions for Personal Communications Services (PCS), mobile phones and base stations available to North American manufacturers.

    Tektronix' distributorship arrangement with Advantest, a Japanese instrument manufacturer, expands the Company's offering within North America and Mexico, adding more than 100 solutions to the communications test product portfolio.

    Other measurement business products include digitizers, signal sources, curve tracers, wireless and modular lines of general purpose test instruments.

                      COLOR PRINTING AND IMAGING PRODUCTS

    Tektronix' color printing and imaging products include color printers and related products and supplies. Color printers produce full color hard copies of images produced by personal computers, workstations and terminals. The Company's Phaser-Registered Trademark- brand printers are compatible with the industry standard PostScript-Registered Trademark- page description language, which specifies how an image is transferred to hard copy. By adopting the Postscript standard, color printers can be used in conjunction with a wide range of third-party graphics software. Tektronix produces Phaser color printers using dye sublimation and laser technologies. In addition, Tektronix has developed a proprietary printing technology that uses sticks of solid ink, of the Company's own formulation, that are melted and then jetted onto the paper. This technology produces vivid and stable images, allows printing on plain rather than coated paper, and can be applied to a wide range of sizes and gauges of paper. Tektronix' printers are controlled by software designed and implemented by the Company.

    The use of color in computing and printing has been stimulated by enhancements in the underlying microprocessor technology of personal computers and workstations, by large system and peripheral storage capabilities, by enhancements in computer display capability, and by the increased use of the Internet. As personal computers increasingly become capable of displaying complex, colorful images, there has been an accompanying growth in demand for printers that can print such images in color.

    Tektronix has been manufacturing and selling color printers for over thirteen years. Early users were graphics artists, engineers and scientists. In recent years, workgroup office users have also become significant users of the Company's color printers.

    In September of 1996, the Company introduced its Phaser 350 printer, followed in January of 1997 by the Phaser 360, and in July of 1997, its Phaser 560 printer. These are improved, follow-on products to the Phaser 340 introduced in 1995, and the Phaser 550 introduced in January of 1996. The Phaser 350 and Phaser 360 are solid-ink color printers combining laser-class speed, low cost per page, and high quality output. The Phaser 560 is a high-performance color laser printer. The Phaser 350, 360 and 560 printers are intended to broaden the appeal of color for the average business user and help move color into the office printing environment.

    In September of 1997, the Company introduced the Phaser 380 printer, a high-performance tabloid print size printer complimenting the Phaser 300x tabloid size printer and the Phaser 600 wide format printer. These are solid ink, high quality output color printers for the specialty graphics and office markets. The Phaser 600 printer prints vivid, saturated color on any paper up to 36 inches wide. The wide-format color printer targets two fast-expanding markets for large color prints: in-house departments (including design departments within Fortune 1000 companies, government, and advertising agencies) and "pay for print" businesses (including service bureaus, reprographic shops, color photo labs, and quick-print shops). In January of 1996, the Company introduced the Phaser 450 printer, an improved follow-on product to the Phaser 440. This printer produces photographic quality color prints using dye sublimation technology. The Phaser 480x, introduced in 1994, produces tabloid-size prints using similar technology. Both products are targeted to the specialty printing market.

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

    The Company's video products are produced at its facilities in Grass Valley, California and Beaverton, Oregon. Grass Valley-TM- products are used by the television industry for program production and distribution. Products include studio production equipment, signal processing, distribution equipment and transmission systems. Studio production equipment is used in the creative process of television program production and assembly. Production equipment products include production switchers, special effects devices and editing controllers. Production switchers allow an operator to select signals from various sources, such as cameras, video tape recorders and network or remote transmissions, and to combine these signals into the continuous program seen by the viewing audience. Signal processing and distribution equipment is used in the process of moving signals within a television production facility or between facilities. Such equipment includes routing switchers, amplifiers, timing systems and signal conversion devices. Transmission systems are used in the process of transporting signals between facilities. Transmission system products include fiber optic video transmitter/receiver systems, digital video coders/decoders, cross-connect switches and interactive conferencing systems including distance learning systems. Customers for Grass Valley products include the television networks, local television stations, post-production houses (which assemble commercials and television programs from recorded footage), telephone and cable companies and corporate and educational users.

    Tektronix U.K. Development Centre Limited (previously named Lightworks Editing Systems Limited), a United Kingdom subsidiary of the Company, designs, manufactures and distributes non-linear editing systems used for film and video editing. Video products also include the Company's Profile-Registered Trademark- disk-based, multi-channel video storage and playback system. In contrast to conventional tape storage technology, the Profile system provides instant access to stored video images and better reliability due to the durability of the media. The Company's line of professional video disk recording products is manufactured at its facility in Beaverton, Oregon. High-speed computer networking interfaces sold by the Company allow the connection of a number of Profile disk recorders to allow sharing of material between multiple users. Customers for these products include major television networks, local broadcast stations, satellite program providers and postproduction companies.

    The Company's main networking product is a line of network computers, which are X windows-based graphics terminals that provide multiple windowing and networking capability. Also commonly referred to as X terminals, network computers allow users to communicate with one or more host computers and other devices such as printers, that make up a networked computing system. Most applications include a central "server" (containing applications and data) connected to multiple network computers, thereby allowing a number of users to access those applications and data. The Company no longer manufactures its older line of proprietary graphics terminals, but it still has a service business for its installed base of such products. This service business has continually declined as the installed base of these proprietary graphics terminals declines.

    The Company's networking products also include WinDD-TM- software, which allows network computer users on a Unix-Registered Trademark- network to run Microsoft Windows based applications in native mode (that is, without translation or emulation).

    The Company produces the NewStar-TM- line of television newsroom computer systems. These products provide a complete computer based environment for the collection, management and presentation of television news stories. They provide management of incoming wire service and video feeds, computerized script development and story lineup for transmission to air. EditStar-TM-, a combination of the NewStar journalist software and the Company's Profile video disk recorder, provides a unique tool for concurrent editing of the script and video. Customers for NewStar systems include large and small television news operations worldwide.

    The Company has formed a separate business unit, called VideoTele.com, to sell products to service providers wanting to move video signals over telecommunications networks.

                                 MANUFACTURING

    During fiscal 1994, the Company sold its integrated circuits operation to Maxim Integrated Products, Inc. and transferred its hybrid circuits operation to a joint venture with Maxim, and in early 1995 completed the sale of approximately 65% of the stock of its printed circuit board operation in the initial public offering of Merix Corporation. As a result of these activities and other component operation divestitures, the Company's manufacturing operations are no longer highly integrated. The Company purchases products from each of the companies now operating the respective component operations.

    Tektronix also purchases raw materials, additional components, data processing equipment and computer peripheral devices for use in its products and systems. The Company purchases raw materials and additional components of its products from a variety of third party suppliers. Such purchased materials and components are generally available to Tektronix as needed. Although shortages are experienced from time to time, the Company currently believes that it will be able to acquire the required components as needed. Because some of these components are unique, disruptions in supply can have an effect on Company operations.

    Tektronix owns substantially all of its manufacturing facilities. Its primary manufacturing facilities are located in or near the Portland, Oregon metropolitan area. Some software and product development occurs in Madison, Wisconsin, Boston, Massachusetts, London, U.K., and Bangalore, India. Some of

Tektronix' products, components and accessories are assembled in the Peoples Republic of China. A logistics center is maintained in Heerenveen, The Netherlands. Grass Valley products are manufactured in Nevada City, California. A color printer component manufacturing plant is located in Penang, Malaysia. Telecommunications test products are manufactured at a plant in Berlin acquired in connection with the Siemens purchase described above. See Item 2, "Properties", for additional information regarding the Company's manufacturing facilities.

    Certain Tektronix products are manufactured for the Japanese market at a plant in Gotemba, Japan by Sony/Tektronix Corporation, a Japanese corporation equally owned by Tektronix and Sony Corporation. Sony/Tektronix also designs and manufactures arbitrary waveform and function generators and benchtop semiconductor testers in Japan for sale worldwide by Tektronix. In June of 1998, the Company purchased certain assets of CAM Advanced Technologies (M) Sdn Bhd, a printer component manufacturer with manufacturing facilities in Penang, Malaysia. The acquisition adds lower cost color printer component manufacturing capacity.

                             SALES AND DISTRIBUTION

    Tektronix maintains its own worldwide sales and field maintenance organization, staffed with technically trained personnel. Sales in the United States, Canada, Brazil, the United Kingdom, Germany, France, Italy, Spain, The Netherlands, Belgium, Sweden, Denmark, Norway, Finland, Switzerland, Australia, Austria, Hong Kong, Taiwan, Korea, Singapore, China, India and Mexico are made through the Company and its subsidiaries and their field offices or distribution channels located in principal market areas. In most countries, all sales are made either directly by Tektronix or by independent distributors to whom Tektronix provides direct technical and administrative assistance. Certain of the Company's independent distributors also sell products manufactured by the Company's competitors. Sales of joint venture products in the Peoples Republic of China are made by three companies which are joint ventures between Tektronix and three different Peoples Republic of China corporations. Except for Grass Valley products, sales in Japan are made by Sony/Tektronix Corporation. A number of the Tektronix field offices in the U.S. also perform major maintenance and reconditioning operations. Tektronix' principal customers are electronic and computer equipment manufacturers and service providers, private industrial concerns engaged in commercial or governmental projects, military and nonmilitary agencies of the United States and of foreign countries, public utilities, educational institutions, radio and television stations and networks, graphics arts companies and users of sophisticated office products. Certain products are sold both to equipment users and to original equipment manufacturers.

    Most Tektronix product sales are sold as standard catalog items. Tektronix attempts to fill its orders as promptly as possible.

    At May 30, 1998, Tektronix' unfilled product orders amounted to approximately $134 million, as compared to approximately $175 million at May 31, 1997. Tektronix expects that substantially all unfilled product orders at May 30, 1998 will be filled during its current fiscal year. Orders received by the Company are subject to cancellation by the customer.

                              INTERNATIONAL SALES

    The following table sets forth the breakdown between U.S. and international sales, based upon purchaser location, for each of the last three fiscal years (in thousands of dollars):

                                           U.S. SALES        INTERNATIONAL SALES
                                       -------------------   -------------------
                                         AMOUNT    PERCENT     AMOUNT    PERCENT
                                       ----------  -------   ----------  -------
1996.................................  $  890,930   50.4%    $  877,928   49.6%
1997.................................  $1,027,294   53.0%    $  912,788   47.0%
1998.................................  $1,077,649   51.7%    $1,008,153   48.3%

    See "Business Segments" in the Notes to Consolidated Financial Statements at page 28 of the Company's 1998 Annual Report to Shareholders, containing information on sales, operating income and assets by geographic area based upon the location of the seller, which is incorporated by reference.

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

                            RESEARCH AND DEVELOPMENT

    Tektronix operates in an industry characterized by rapid technological change and research and development are important elements in its business. Expenditures during fiscal years ended May 25, 1996, May 31, 1997, and May 30, 1998 for research and development amounted to approximately $164,292,000, $188,192,000, and $203,312,000 respectively. Almost all of these funds were Company generated.

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

                       PATENTS AND INTELLECTUAL PROPERTY

    It is Tektronix' policy to seek patents in the United States and appropriate foreign countries for its significant patentable developments. However, electronic equipment as complex as most of Tektronix' products is generally not patentable in its entirety. The Company also seeks to protect significant trademarks and software through trademark and copyright registration. The Company has entered into license arrangements for components important to the manufacturing of some of its printers. The Company's printer business relies on an integrated strategy of licensed and internally developed technology to produce its industry leading products. This technology includes software, equipment, printing process and ink developments. As with any company whose business involves intellectual property, Tektronix is subject to claims of infringement. There are no material pending claims.

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

    Tektronix is also the leader in unit sales of office workgroup laser-class color printers, including color laser and solid ink jet color printers. While the market for color printers is currently growing rapidly, it is still much smaller than the market for monochrome printers. Moreover, it is characterized by intense and increasing competition, resulting in a competitive pricing environment. Because the market for color hard copy is still small compared to the market for monochrome printers, distribution of products from manufacturer to end user is less efficient. The Company expects distribution channels to expand as color hard copy becomes a more prominent feature in computer applications.

    Tektronix competes with a number of large, worldwide electronics firms that manufacture specialized equipment for the television industry, both with respect to its television test and measurement products and its Grass Valley products. Grass Valley products include leading high-performance production switchers and high-performance distribution/processing equipment.

    Tektronix is a leading supplier of network computers. Network computer products are based on standard architecture originally developed by the Massachusetts Institute of Technology. Consequently, it is difficult for any manufacturer to develop a proprietary advantage in either the underlying hardware or in elements of the operating system, and competition in the netstation market is accordingly intense.

    Tektronix is the leading supplier of multi-channel disk-based recording devices to the professional television industry. The Company expects this market to experience significant growth as broadcasters and other professional video users replace video tape recorders with disk-based products.

                                   EMPLOYEES

    At May 30, 1998, Tektronix had 8,630 employees, of whom 2,258 were located in foreign countries. Tektronix' employees in the United States and most foreign countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.

                                  ENVIRONMENT

    The Company's facilities are subject to numerous laws and regulations concerning the discharge of materials into the environment, or otherwise relating to protection of the environment. The Company operates a licensed hazardous waste management facility at its Beaverton campus. Although future regulatory actions cannot be predicted with certainty, compliance with environmental laws has not had and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

                       EXECUTIVE OFFICERS OF THE COMPANY

    The following are the executive officers of the Company:

                                                                   HAS SERVED AS
                                                                   AN EXECUTIVE
                                                                    OFFICER OF
NAME                                    POSITION            AGE   TEKTRONIX SINCE
----------------------------  ----------------------------  ---   ---------------
Jerome J. Meyer.............  Chairman of the Board, Chief  60    1990
                                Executive Officer and
                                President

William D. Walker...........  Vice Chairman of the Board,   67    1992 (also
                              Director                            served in 1990
                                                                  and from 1969
                                                                  to 1984)

James F. Dalton.............  Vice President, General       39    1998
                              Counsel and Secretary

Carl W. Neun................  Senior Vice President and     54    1993
                              Chief Financial Officer

                                                                   HAS SERVED AS
                                                                   AN EXECUTIVE
                                                                    OFFICER OF
NAME                                    POSITION            AGE   TEKTRONIX SINCE
----------------------------  ----------------------------  ---   ---------------
Richard H. Wills............  Vice President and            43    1997
                              President, European
                                Operations

Douglas C. Shafer...........  Vice President and            37    1997
                              President, Americas
                                Operations

Timothy E. Thorsteinson.....  Vice President and            45    1991
                                President, Video and
                                Networking Division

Gerald Perkel...............  Vice President and            42    1995
                              President, Color Printing
                                and Imaging Division

Daniel Terpack..............  Vice President and            57    1993
                              President, Measurement
                                Business Division

Daniel R. Brophy............  Vice President and            60    1996
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

ITEM 2.  PROPERTIES.

    The Company's offices are located at 26600 S.W. Parkway, Wilsonville, Oregon. Listed below are the principal facilities. All properties are maintained in good working order and, except for those held for sale or lease, are substantially utilized and are suitable for the conduct of its business. The Company believes that its facilities are adequate for their intended uses.

    Tektronix owns an industrial park (the "Howard Vollum Park") near Beaverton, Oregon. The Howard Vollum Park includes 21 buildings arranged in a campus-like setting and containing an aggregate of approximately 2.5 million gross square feet of enclosed floor space. A substantial portion of the Company's product manufacturing and administrative activities is located at Howard Vollum Park. Most of the Company's Measurement Business Division and a variety of the Video Networking Division products are manufactured at Howard Vollum Park. The Company leases certain excess space at the Howard Vollum Park to other corporations. The Company also owns property near Howard Vollum Park, which is leased to another corporation. The Company has entered into an agreement to sell approximately 40 acres on the Vollum site, subject to a number of contingencies.

    The Company's Color Printing and Imaging Division, and corporate headquarters occupy four buildings containing approximately 790,000 square feet on property owned by the Company in Wilsonville, Oregon, approximately 16 miles south of Howard Vollum Park.

    Tektronix' Video and Networking Division also has operating facilities in Nevada City, California comprised of approximately 151,000 square feet on owned property. An additional surplus site located at

Bitney Springs, California is currently offered for sale. The Bitney Springs site consists of approximately 190,000 owned square feet and is mostly vacant. NewStar software development occurs at leased facilities in Madison, Wisconsin.

    The buildings described above were constructed after 1957. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Most manufacturing, office and engineering areas are air-conditioned.

    A 92,600 square foot logistics center leased by Tektronix is located in Heerenveen, The Netherlands. A surplus building previously used as the logistics center in Heerenveen, consisting of 104,000 square feet, is offered for sale. A manufacturing plant for color printer components, consisting of approximately 160,000 square feet, is located in Penang, Malaysia. Acquisition of the facility is expected to be completed in September 1998.

    Field offices near London (83,000 square feet) and Sydney, Australia (23,000 square feet) are located in buildings owned by the Company. The Lightworks video editing manufacturing operations are located on leased premises in Reading and London U.K. Field Offices in other foreign countries occupy leased premises of approximately 475,000 square feet.

    Tektronix' U.S. Sales and Service field offices aggregate approximately 317,000 square feet of leased space, of which 31,000 square feet is vacant. Tektronix also owns an approximately 9,000 square foot facility in Nanticoke, Pennsylvania, which is leased to another company.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                           FORWARD LOOKING STATEMENTS

    Statements and information included in this Form 10-K that relate to the Company's goals, strategies and expectations as to future results, events and expectations are based on the Company's current expectations. They constitute forward-looking statements subject to a number of risk factors that could cause actual results to differ materially from those currently expected or desired. As with many high technology companies, risk factors that could cause the Company's actual results or activities to differ materially from these forward-looking statements include but are not limited to: world-wide economic and business conditions in the electronics industry, including the continuing effect of the Asian economic crisis on demand for the Company's products; competitive factors, including pricing pressures, technological developments and products offered by competitors; changes in product and sales mix, and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's reports filed with the Securities and Exchange Commission and press releases.

    Additional risk factors specific to the Company's current plans and expectations that could cause the Company's actual results or activities to differ materially from those stated include: the significant operational issues the Company faces in executing its strategy in Video and Networking; the timely introduction of new products scheduled during the Company's fiscal year, which could be affected by engineering or other development program slippages, the ability to ramp up production or to develop effective sales channels; the customer's acceptance of, and demand for, those products; and changes in the regulatory environment affecting the transition to high-definition television within the time frame anticipated by the Company.

    The Company may make other forward-looking statements from time to time. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions to forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    The information required by this item is included on page 34 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by this item is included on page 35 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included on pages 18 through 20 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included on pages 22 through 35 of the Company's 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item regarding directors is included under "Board of Directors" and "Election of Directors" on pages 2 through 9 of the Company's Proxy Statement dated August 20, 1998.

    The information required by this item regarding executive officers is contained under "Executive Officers of the Company" in Item 1 of Part I hereof.

    The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of the Company's Proxy Statement dated August 20, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is included under "Directors' Compensation" and "Executive Compensation" on pages 6 through 11 of the Company's Proxy Statement dated August 20, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included under "Ownership of Shares" and "Election of Directors" on pages 1 and 4 though 8 of the Company's Proxy Statement dated August 20, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) The following documents are filed as part of this report:

           (1) Financial Statements.

    The following documents are included in the Company's 1998 Annual Report to Shareholders at the pages indicated and are incorporated herein by reference:

                                                          PAGE IN 1998 ANNUAL
                                                         REPORT TO SHAREHOLDERS
                                                         ----------------------
Independent Auditors' Report...........................    21
Consolidated Statements of Operations..................    22
Consolidated Balance Sheets............................    23
Consolidated Statements of Cash Flows..................    24
Consolidated Statements of Shareholders' Equity........    25
Notes to Consolidated Financial Statements.............    26 through 34

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

           (3) Exhibits:

              (3)(i)  Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit (3) of Form 10-Q dated September 28, 1990, SEC
                        File No. 1-4837.
                (ii)  Bylaws, as amended. Incorporated by reference to Exhibit (3) of Form
                        10-K dated August 21, 1997, SEC File No. 1-4837.
              (4)(i)  Indenture dated as of November 16, 1987, as amended by First
                        Supplemental Indenture Dated as of July 13, 1993, covering the registrant's 7 1/2% notes due August 1, 2003,and the registrant's
                        7 5/8% notes due August 15, 2002. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990, SEC File No.
                        1-4837.
                (ii)  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.
            +(10)(i)  1982 Stock Option Plan, as amended. Incorporated by reference to Exhibit
                        10(iii) of Form 10-K dated August 22, 1989, SEC File No. 1-4837.

               +(ii)  Stock Incentive Plan, as amended. Incorporated by reference to Exhibit
                        10(ii) of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.
              +(iii)  Restated Annual Performance Improvement Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated April 9, 1993, SEC File No.
                        1-4837.
               +(iv)  Restated Deferred Compensation Plan. Incorporated by reference to
                        Exhibit 10(i)of Form 10-Q dated December 20, 1984, SEC File No.
                        1-4837.
                +(v)  Retirement Equalization Plan, Restatement, Incorporated by reference to
                        Exhibit (10) (v) of Form 10-K dated August 20, 1996, SEC File No.
                        1-4837.
               +(vi)  Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of
                        Form 10-K dated August 18, 1996, SEC File No. 1-4837.
              +(vii)  Form of Executive Severance Agreement entered into between the Company and its named officers. Incorporated by reference to Exhibit 10(ix) of
                        Form 10-K dated August 9, 1995, SEC File No. 1-4837.
             +(viii)  Executive Compensation and Benefits Agreement (Jerome J. Meyer) dated as of October 24, 1990. Incorporated by reference to Exhibit 10(ii) of
                        Form 10-Q dated December 21, 1990, SEC File No. 1-4837.
               +(ix)  Amendment to Supplemental Executive Retirement Agreement (Jerome J.
                        Meyer). Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated
                        October 7, 1994, SEC File No. 1-4837.
                +(x)  Amendment to Supplemental Executive Retirement Agreement (Jerome J.
                        Meyer) dated June 16, 1998.
               +(xi)  Executive Compensation and Benefits Agreement (Carl W. Neun) dated as of
                        March 29, 1993. Incorporated by reference to Exhibit 10(xiv) of Form
                        10-K dated August 11, 1994, SEC File No. 1-4837.
              +(xii)  Amendment to Supplemental Executive Retirement Agreement (Carl W. Neun)
                        dated September 24, 1997. Incorporated by reference to Exhibit 10(i)
                        of Form 10-Q dated January 13, 1998, SEC File No. 1-4837.
              (xiii)  Rights Agreement dated as of August 16, 1990. Incorporated by reference to Exhibit 1 of Form 8-K dated August 27, 1990, SEC File No. 1-4837.
              +(xiv)  Non-Employee Directors' Deferred Compensation Plan, 1995 Restatement
                        dated July 1, 1995. Incorporated by reference to Exhibit 10 (xv) of
                        Form 10-K dated August 9, 1995, SEC File No. 1-4837.
               +(xv)  Non-Employee Directors Stock Compensation Plan. Incorporated by
                        reference to Exhibit 10(xvi) of Form 10-K dated August 9, 1995, SEC
                        File No. 1-4837.
              +(xvi)  Supplemental Executive Retirement Plan for named executive officers dated September 26, 1996. Incorporated by reference to Exhibit 10(xvi)
                        of Form 10-K dated May 31, 1997, SEC File No. 1-4837.

                (13)  Portions of the 1998 Annual Report to Shareholders that are incorporated herein by reference.
                (21)  Subsidiaries of the registrant.
                (23)  Independent Auditors' Consent.
                (24)  Powers of Attorney.
                (27)  Financial Data Schedule.

------------------------

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

                                TEKTRONIX, INC.

                                By:               /s/ CARL W. NEUN
                                     -----------------------------------------
                                                   Carl W. Neun,
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                                      OFFICER

Dated: August 13, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

     /s/ JEROME J. MEYER*
------------------------------  Chairman, Chief Executive     August 18, 1998
       Jerome J. Meyer            Officer, and President

                                Senior Vice President and
       /s/ CARL W. NEUN           Chief Financial Officer,
------------------------------    Principal Financial and     August 13, 1998
         Carl W. Neun             Accounting Officer

    /s/ PAULINE LO ALKER*
------------------------------           Director             August 18, 1998
       Pauline Lo Alker

      /s/ A. GARY AMES*
------------------------------           Director             August 18, 1998
         A. Gary Ames

    /s/ GERRY B. CAMERON*
------------------------------           Director             August 18, 1998
       Gerry B. Cameron

    /s/ DAVID N. CAMPBELL*
------------------------------           Director             August 18, 1998
      David N. Campbell

    /s/ PAUL C. ELY, JR.*
------------------------------           Director             August 18, 1998
       Paul C. Ely, Jr.

          SIGNATURE                      CAPACITY                  DATE
------------------------------  --------------------------  -------------------

      /s/ A. M. GLEASON*
------------------------------           Director             August 18, 1998
        A. M. Gleason

    /s/ MERRILL A. MCPEAK*
------------------------------           Director             August 18, 1998
      Merrill A. McPeak

    /s/ WILLIAM D. WALKER*
------------------------------           Director             August 18, 1998
      William D. Walker

*By:     /s/ JAMES F. DALTON
      -------------------------
           James F. Dalton                                     August 18, 1998
         AS ATTORNEY-IN-FACT