Form 10-Q
period 1998-08-29
TEKTRONIX INC
filed 1998-10-09
CIK 96879

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended August 29, 1998, or,



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

         Yes ___X___                                      No ______

AT SEPTEMBER 26, 1998 THERE WERE 47,315,284 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----

                                                                        PAGE NO.
                                                                        --------

PART 1.  FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets -                       2
                 August 29, 1998 and May 30, 1998



             Condensed Consolidated Statements of Operations -             3
                 for the Quarter ended August 29, 1998
                 and the Quarter ended August 30, 1997



             Condensed Consolidated Statements of Cash Flows -             4
                 for the Quarter ended August 29, 1998
                 and the Quarter ended August 30, 1997



             Notes to Condensed Consolidated Financial Statements          5



    Item 2.  Management's Discussion and Analysis of Financial             7
             Condition and Results of Operations



Part II.   Other Information                                              11



SIGNATURE                                                                 12

                        TEKTRONIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                 Aug. 29,            May 30,
(In thousands)                                                      1998               1998
-------------------------------------------------------------------------------------------
ASSETS
    Current assets:
        Cash and cash equivalents                            $    51,632        $   120,541
        Accounts receivable - net                                272,538            346,342
        Inventories                                              237,533            214,347
        Other current assets                                      82,613             67,432
                                                             -----------        -----------
           Total current assets                                  644,316            748,662

    Property, plant and equipment - net                          432,243            425,153
    Deferred tax assets                                           29,253             25,102
    Other long-term assets                                       151,812            177,893
                                                             -----------        -----------
           Total assets                                      $ 1,257,624        $ 1,376,810
                                                             ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Short-term debt                                      $    58,612        $     5,442
        Accounts payable                                         174,446            209,411
        Accrued compensation                                      79,401            119,842
        Deferred revenue                                          18,705             15,102
                                                             -----------        -----------
           Total current liabilities                             331,164            349,797

    Long-term debt                                               151,333            150,681
    Other long-term liabilities                                   89,709             91,391


    Shareholders' equity:
        Common stock                                             144,712            223,527
        Retained earnings                                        522,032            532,679
        Accumulated other comprehensive income                    18,674             28,735
                                                             -----------        -----------
           Total shareholders' equity                            685,418            784,941
                                                             -----------        -----------
           Total liabilities and shareholders' equity        $ 1,257,624        $ 1,376,810
                                                             ===========        ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Quarter ended
                                                                 Aug. 29,           Aug. 30,
(In thousands except for per share amounts)                         1998               1997
-------------------------------------------------------------------------------------------
Net sales                                                    $   418,979        $   481,274

Cost of sales                                                    247,511            280,001
                                                             -----------        -----------
    Gross profit                                                 171,468            201,273

Research and development expenses                                 51,172             46,215

Selling, general, and administrative
    expenses                                                     119,658            116,908

Equity in business ventures'
    earnings (loss)                                               (7,998)               167
                                                             -----------        -----------
    Operating income (loss)                                       (7,360)            38,317

Other income - net                                                   502              1,557
                                                             -----------        -----------
    Earnings (loss) before taxes                                  (6,858)            39,874

Income tax expense (benefit)                                      (2,195)            13,158
                                                             -----------        -----------
    Net earnings (loss)                                      $    (4,663)       $    26,716
                                                             ===========        ===========

Basic earnings (loss) per share                              $     (0.09)       $      0.53

Diluted earnings (loss) per share                            $     (0.09)       $      0.52

Dividends per share                                          $      0.12        $      0.10

Average shares outstanding - basic                                49,475             50,303

Average shares outstanding - diluted                              49,475             51,442


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Quarter ended
                                                                      Aug. 29,           Aug. 30,
(In thousands)                                                           1998               1997
------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                               $    (4,663)       $    26,716
Adjustments to reconcile net earnings to cash
  provided by (used in) operating activities:
    Depreciation expense                                               16,248             15,517
    Gain on sale of investments                                        (4,107)            (6,667)
    Changes in operating assets and liabilities:
      Accounts receivable                                              73,177             27,732
      Inventories                                                     (23,399)           (13,630)
      Other current assets                                              6,549                370
      Accounts payable                                                (34,129)           (28,377)
      Accrued compensation                                            (40,399)           (21,795)
      Other-net                                                       (10,090)            10,428
                                                                  -----------        -----------
      Net cash provided by (used in) operating activities             (20,813)            10,294

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                          (24,188)           (27,829)
Proceeds from sale of fixed assets                                         44              4,164
Proceeds from sale of investments                                       6,204              7,316
                                                                  -----------        -----------
      Net cash used in investing activities                           (17,940)           (16,349)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt                                          53,226                 76
Issuance of long-term debt                                                823                 --
Repayment of long-term debt                                              (191)              (656)
Issuance of common stock                                                   --              5,233
Repurchase of common stock                                            (78,815)            (1,722)
Dividends                                                              (5,984)            (5,021)
                                                                  -----------        -----------
      Net cash used in financing activities                           (30,941)            (2,090)

Effect of exchange rate changes                                           785             (1,060)
                                                                  -----------        -----------
Decrease in cash and cash equivalents                                 (68,909)            (9,205)
Cash and cash equivalents at beginning of year                        120,541            142,726
                                                                  -----------        -----------
Cash and cash equivalents at end of quarter                       $    51,632        $   133,521
                                                                  ===========        ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid - net                                           $     8,596        $     8,984
Interest paid                                                           6,129              6,030


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The condensed consolidated financial statements and notes have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the Company's latest annual report on Form 10-K. The Company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 1999 and 1998 are 52 weeks.

All share and per share amounts have been restated to give effect to the three-for-two stock split effective October 31, 1997.


COMPREHENSIVE INCOME

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal year 1999. SFAS No. 130 establishes new rules for the reporting of comprehensive income and its components, but has no impact on the Company's net earnings or total shareholders' equity.

Comprehensive income (loss) and its components, net of tax, are as follows:

                                                                             Quarter ended
                                                                      Aug. 29,           Aug. 30,
(In thousands)                                                           1998               1997
------------------------------------------------------------------------------------------------
Net earnings (loss)                                               $    (4,663)       $    26,716
Other comprehensive income (loss):
    Currency translation adjustment, net of taxes
    of $2,327 and $483                                                 (3,491)              (725)
    Unrealized gain (loss) on available-for-sale securities,
    net of taxes of $1,980 and $2,255                                  (4,106)            (2,651)
    Reclassification adjustment for realized gains included
    in net income, net of taxes of $1,643 and $2,667                   (2,464)            (4,000)
                                                                  -----------        -----------
Total comprehensive income (loss)                                 $   (14,724)       $    19,340
                                                                  ===========        ===========


INVENTORIES

Inventories consisted of:

                                                                      Aug. 29,            May 30,
(In thousands)                                                           1998               1998
------------------------------------------------------------------------------------------------
Materials and work in process                                     $    88,320        $    76,289
Finished goods                                                        149,213            138,058
                                                                  -----------        -----------
    Inventories                                                   $   237,533        $   214,347
                                                                  ===========        ===========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                                            Quarter ended
                                                                     Aug. 29,            Aug. 30,
(In thousands)                                                          1998                1997
------------------------------------------------------------------------------------------------
Land                                                              $     5,990        $     5,932
Buildings                                                             228,515            217,036
Machinery and equipment                                               602,124            594,677
                                                                  -----------        -----------
                                                                      836,629            817,645
Accumulated depreciation and amortization                            (404,386)          (392,492)
                                                                  -----------        -----------
    Property, plant and equipment - net                           $   432,243        $   425,153
                                                                  ===========        ===========


INCOME TAXES

The provision for income tax expense (benefit) consisted of:

                                                                             Quarter ended
                                                                      Aug. 29,           Aug. 30,
(In thousands)                                                           1998               1997
------------------------------------------------------------------------------------------------
United States                                                     $    (7,779)       $     9,211
State                                                                  (1,373)             1,887
Foreign                                                                 6,957              2,060
                                                                  -----------        -----------
    Income tax expense (benefit)                                  $    (2,195)       $    13,158
                                                                  ===========        ===========

The provision for income taxes was calculated using an estimated annual effective rate of 32% and 33%, for the quarters ended August 29, 1998, and August 30, 1997, respectively.


FUTURE ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. The new disclosures will first be presented in the Company's annual report for the fiscal year ending May 1999. Information presented for earlier years will be restated for comparative purposes. Adoption of this statement may result in additional disclosures but will have no impact on the Company's consolidated financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for fiscal year 2001, but early adoption is permitted. Management has not yet completed an evaluation of the effects this standard will have on the Company's consolidated financial statements.

Item 2.        Management's Discussion and Analysis of Financial
-------        -------------------------------------------------

                       Condition and Results of Operations
                       -----------------------------------


                              RESULTS OF OPERATIONS


                         13 Weeks Ended August 29, 1998

                                       vs.

                         13 Weeks Ended August 30, 1997


Sales for the first quarter of fiscal year 1999 were $419.0 million, down 13% from first quarter 1998 sales of $481.3 million. Sales were down in all geographies except Europe, which posted modest increases over 1998. Japan was the hardest hit region across all three business units with a decrease in sales of 54%, or $20.4 million from the first quarter of 1998. Orders were down approximately 14% across all geographies with Asia, including Japan the hardest hit. Sales and orders grew strongly in the first quarter of 1998, making the decrease in 1999 more pronounced. The Company recognized a net loss of $0.09 per share during the quarter. The Company's 27% interest in the loss reported by Merix Corporation for the quarter amounted to $0.09 per share. Without this impact, the Company would have realized break-even operations.

Measurement Business sales for the first quarter of 1999 were $206.5 million, down 9% from sales of $227.7 million in the first quarter of 1998. Orders for the quarter were $179.8 million, down 14% from $209.1 million in 1998. Most of the decline was in general purpose equipment such as oscilloscopes and logic analyzers. The decline reflected the effects of the Asian economic crisis, including its effect on other regions of the world, and a decline in orders from the semiconductor industry as capital spending has been reduced as a result of weakening demand in that industry. Management believes that the decline is due to market softness and that the Company is maintaining its market share. Telecommunications test equipment sales increased compared to the first quarter of 1998 because of the additional sales from CTE, the business acquired from Siemens AG during the second quarter of 1998.

Color Printing and Imaging sales were flat at $155.4 million compared to $155.7 million in 1998. Orders were up approximately 5% during the quarter to $156.4 million. Sales and orders were strong in the U.S., but generally weak elsewhere in the world, particularly in Asia, including Japan. The decline was a result of cautionary capital spending, in part due to Asia, and a delay in orders industry-wide in anticipation of new product introductions during the Company's second quarter. Additionally, sales in last year's first quarter were very strong with the introduction of the Phaser 560.

Video and Networking sales were $57.1 million, down 42% from sales of $97.9 million in 1998. Orders were also down 42% compared to the first quarter of 1998. The decline was realized across all geographies and nearly all product lines. Sales to the broadcast industry were particularly weak as the industry has delayed purchases in anticipation of the move from analog to digital transmission. The broadcast industry is also experiencing market softness as advertising revenues are flattening. This primarily affected sales of Grass Valley products and the Profile line of video disk recorders. Profile products are also experiencing increased price and product competition from new market entrants. Sales in the network displays business decreased as compared to the first quarter of 1998 due to the absence of large orders during the quarter and a slower than expected transition to Windows-based terminals. The Company plans to exit the network displays business. The Company believes that the current line of Lightworks non-linear digital editors is near the end of its product life cycle. Accordingly, the Company entered into a strategic alliance with Avid Technology, Inc. to market Avid's non-linear editing equipment, and the Company will discontinue development of the Lightworks line.

Gross profit decreased $29.8 million or 15% from the first quarter of 1998, primarily as a result of declining sales. Gross margin decreased from 41.8% to 40.9% of net sales because of lower than anticipated volumes in all three businesses. Research and development expenses increased to $51.2 million for the quarter from $46.2 million in the first quarter of 1998 as the Company prepares for significant new product announcements in the second quarter. Sales, general and administrative expenses were $119.7 million for the quarter, an increase of $2.8 million over the first quarter of 1998. This represents a significant increase as a percent of sales from 24.3% in 1998 to 28.6% for the current quarter, as a result of decreased sales in 1999. The Company realized a loss of $8.0 million from its equity investments in business ventures during the quarter, primarily related to its 27% interest in Merix Corporation. This compares to break-even earnings in business ventures in the first quarter of 1998. Income taxes decreased significantly from expense of $13.2 million for the first quarter of 1998 to a benefit of $2.2 million for the current quarter as a result of decreased earnings before taxes. The estimated annual effective rates used to calculate income taxes were 32% in 1999 and 33% in 1998.


                               FINANCIAL CONDITION

The Company's financial condition continues to be strong. At August 29, 1998, the Company had $51.6 million of cash and cash equivalents, and bank credit facilities totaling $357.5 million, of which $225.8 million was unused. Unused facilities include $75.8 million in lines of credit and $150.0 million under a revolving credit agreement from United States and foreign banks.

The Company realized a decrease in working capital of $85.7 million from the end of 1998. Current assets decreased $104.3 million during the quarter with accounts receivable decreasing $73.8 million, cash decreased $68.9 million, inventory increased $23.2 million, and other current assets increased $15.2 million. Cash in the amount of $78.6 million was used to repurchase approximately 3.2 million common shares during the period. Capital expenditures used $24.2 million of cash, and $20.8 million of cash was used in operations during the quarter. Accounts receivable decreased and inventory increased as a result of lower sales during the quarter. Other current assets increased primarily from an increase in net current tax benefits due to payments related to taxes on 1998 earnings and the benefit related to the current period net loss. Current liabilities decreased $18.6 million during the quarter. Accounts payable decreased $35.0 million and accrued compensation decreased $40.4 million from payment of year-end accruals for incentives and commissions. Short-term debt increased $53.2 million during the quarter as the Company utilized credit facilities to finance a portion of the cash consumed.

Long-term assets decreased from sales of investments, declining market values of the remaining investments held for sale, and the recognition of losses on investments accounted for under the equity method. The remaining unrealized holding gains in the Company's investment portfolio are $1.4 million, net of deferred taxes.

Shareholders' equity decreased by $99.5 million because of the net loss of $4.7 million, dividends paid of $6.0 million, the repurchase of 3.2 million common shares for $78.6 million, and a decrease in accumulated other comprehensive income of $10.1 million from decreased unrealized holding gains and decreased currency translation adjustment.

                                     OUTLOOK

The Company expects the current softness in orders and sales to continue for several quarters. During the second quarter, the Company announced a business restructuring plan aimed at significantly reducing expenses. The plan will include workforce reductions of approximately 10% of the worldwide workforce and the exiting of certain product lines. The Company expects to take a yet to be determined charge against earnings during the second quarter to recognize the cost of these actions.

The Company also announced authority to repurchase an additional 5 million shares of common stock. This represents the total authorized at this time.


YEAR 2000

Many information technology hardware and software systems, as well as other equipment using microprocessors, can accept only two digit entries in the date code field. To operate using dates after December 31, 1999, the date code fields will need to accept four digit entries to distinguish twenty-first century dates from twentieth century dates. This is commonly referred to as the "Year 2000" issue.

The Company has commenced a program to identify, remediate, test and develop contingency plans for the Year 2000 issue (the Y2k Program). Significant issues are expected to be identified by January of 1999. All phases are expected to be completed prior to July of 1999. The Y2k Program includes a review of (1) information and other technology systems used in the Company's internal business; (2) the Company's hardware and software products delivered to customers; and (3) third party vendors, manufacturers and suppliers. An assessment has been made of the key internal systems, and the Company believes that systems that are not already Year 2000 ready will be modified, upgraded or replaced. The Company is currently assessing its products, and is working with third party vendors, manufacturers and suppliers to identify and resolve Year 2000 issues. The Company does not believe that the historical or anticipated costs of remediation have had, or will have, a material effect on the Company's financial condition or results of operations. However, because of the existence of numerous systems and related components within the Company and the interdependency of these systems, it is possible that certain systems at the Company, or systems at entities that provide services or goods for the Company, may fail to operate in the Year 2000. The Company is continuing to evaluate the risks to the Company of failure to be Year 2000 compliant and to develop a contingency plan. Although it is not currently anticipated, the inability to complete the Company's Y2k Program on a timely basis or the failure of a system at the Company or at an entity that provides services or goods to the Company may have a material impact on future operating results or financial condition.


FORWARD LOOKING STATEMENTS

     Statements and information included in this Form 10-Q that relate to the Company's goals, strategies and expectations as to future results and events are based on the Company's current expectations. They constitute forward-looking statements subject to a number of risk factors that could cause actual results to differ materially from those currently expected or desired. As with many high technology companies, risk factors that could cause the Company's actual results or activities to differ materially from these forward looking statements include, but are not limited to: worldwide economic and business conditions in the electronics industry, including the continuing effect of the Asian economic crisis on demand for the Company's products; competitive factors, including pricing pressures, technological developments and new products offered by competitors;

changes in product and sales mix, and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products, and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's Securities and Exchange Commission reports and in press releases.

     Additional risk factors specific to the Company's current plans and expectations that could cause the Company's actual results or activities to differ materially from those stated include: the significant operational issues the Company faces in executing its strategy in Video and Networking; the Company's ability to successfully implement its strategic direction and restructuring actions, including reducing its expenditures; the effect of Year 2000 compliance issues; the timely introduction of new products scheduled during the Company's fiscal year, which could be affected by engineering or other development program slippages, the ability to ramp up production or to develop effective sales channels; the customers' acceptance of, and demand for, those products; and changes in the regulatory environment affecting the transition to high-definition television within the time frame anticipated by the Company.

     Forward-looking statements in this report speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security-Holders
-------  ---------------------------------------------------

At the Company's annual meeting of shareholders on September 24, 1998,the shareholders voted on the election of three directors to the Company's board of directors. David N. Campbell, A.M. Gleason, and Merrill A. McPeak were elected to serve a three-year term ending at the Year 2001 annual meeting of shareholders. The voting for each director was as follows: 40,317,409 shares voted for David N. Campbell, and 1,194,079 withheld; 40,786,924 voted for A.M. Gleason, and 724,564 withheld; and 40,776,863 voted for Merrill A. McPeak, and 734,625 withheld. The term of office of the Company's other directors continued after the 1997 annual meeting of shareholders, as follows: Pauline Lo Alker, A. Gary Ames, and Paul C. Ely, Jr. until the 1999 annual meeting of shareholders; and Gerry B. Cameron, Jerome J. Meyer, and William D. Walker until the 2000 annual meeting of shareholders.

At the meeting, the shareholders also voted to approve the Company's 1998 Stock Option Plan (the "Stock Option Plan"). The number of shares voted for approval of the Stock Option Plan was 28,964,499, the number voted against approval was 7,808,038, the number abstaining was 129,983 and there were 4,608,968 broker non-votes. A copy of the Stock Option Plan is filed herewith as an exhibit.

At the meeting, the shareholders also voted to approve amendments to the Company's Articles of Incorporation to increase the number of authorized shares of common stock of the Company from 80,000,000 shares to 200,000,000 shares (the "Amendments"). The number of shares voted for approval of the Amendments was 23,020,855, the number voted against approval was 18,373,131, the number abstaining was 117,502 and there were no broker non- votes. A copy of the Restated Articles of Incorporation as amended is filed herewith as an exhibit.


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

     (a)  Exhibits

          (3) (i)  Restated Articles of Incorporation, as amended

          (10)(i)  1998 Stock Option Plan

          (27)(i)  Financial Data Schedule.

     (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



October 9, 1998                        TEKTRONIX, INC.



                                       By CARL W. NEUN
                                          --------------------------------------

                                       Carl W. Neun

                                       Senior Vice President and

                                       Chief Financial Officer