Form 10-Q
period 1998-11-28
TEKTRONIX INC
filed 1999-01-12
CIK 96879

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended November 28, 1998 or,



[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from ________________ to
________________.



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

         Yes [X]                                           No [ ]

AT DECEMBER 26, 1998 THERE WERE 46,842,471 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----

                                                                        PAGE NO.
                                                                        --------

PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements:


    Condensed Consolidated Balance Sheets -                                 2
        November 28, 1998 and May 30, 1998


    Condensed Consolidated Statements of Operations -                       3
        for the Quarter ended November 28, 1998
        and the Quarter ended November 29, 1997

        for the Two Quarters ended November 28, 1998
        and the Two Quarters ended November 29, 1997


    Condensed Consolidated Statements of Cash Flows -                       4
        for the Two Quarters ended November 28, 1998
        and the Two Quarters ended November 29, 1997


    Notes to Condensed Consolidated Financial Statements                    5


Item 2.  Management's Discussion and Analysis of Financial                  9
         Condition and Results of Operations


PART II.   OTHER INFORMATION                                               16


SIGNATURE                                                                  16

                         PART I. FINANCIAL INFORMATION

                        TEKTRONIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                    Nov. 28,           May 30,
(In thousands)                                                                         1998              1998
-------------------------------------------------------------------------------------------------------------
ASSETS
    Current assets:
        Cash and cash equivalents                                            $       53,678    $      120,541
        Accounts receivable - net                                                   252,008           346,342
        Inventories                                                                 241,100           214,347
        Other current assets                                                        123,116            67,432
                                                                             --------------    --------------
           Total current assets                                                     669,902           748,662

    Property, plant and equipment - net                                             428,510           425,153
    Deferred tax assets                                                              43,869            25,102
    Other long-term assets                                                          157,503           177,893
                                                                             --------------    --------------
           Total assets                                                      $    1,299,784    $    1,376,810
                                                                             ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Short-term debt                                                      $       71,898    $        5,442
        Accounts payable                                                            222,117           209,411
        Accrued compensation                                                        142,575           119,842
        Deferred revenue                                                             23,928            15,102
                                                                             --------------    --------------
           Total current liabilities                                                460,518           349,797

    Long-term debt                                                                  150,972           150,681
    Other long-term liabilities                                                      88,234            91,391


    Shareholders' equity:
        Common stock                                                                137,922           223,527
        Retained earnings                                                           430,487           532,679
        Accumulated other comprehensive income                                       31,651            28,735
                                                                             --------------    --------------
           Total shareholders' equity                                               600,060           784,941
                                                                             --------------    --------------
           Total liabilities and shareholders' equity                        $    1,299,784    $    1,376,810
                                                                             ==============    ==============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                         Quarter ended                 Two quarters ended
                                                                     Nov. 28,        Nov. 29,        Nov. 28,        Nov. 29,
(In thousands except for per share amounts)                             1998            1997            1998            1997
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                         $  432,164      $  529,046      $  851,143      $1,010,320

Cost of sales                                                        293,111         337,051         540,622         617,052
                                                                  ----------      ----------      ----------      ----------
    Gross profit                                                     139,053         191,995         310,521         393,268

Research and development expenses                                     57,389          50,214         108,561          96,429

Selling, general and administrative
    expenses                                                         122,612         134,532         242,270         251,440

Equity in business ventures'
    earnings (loss)                                                   (1,182)            297          (9,180)            464

Non-recurring charges                                                 81,488          40,478          81,488          40,478
                                                                  ----------      ----------      ----------      ----------
    Operating income (loss)                                         (123,618)        (32,932)       (130,978)          5,385

Other income (expense) - net                                          (2,662)          1,265          (2,160)          2,822
                                                                  ----------      ----------      ----------      ----------
    Earnings (loss) before taxes                                    (126,280)        (31,667)       (133,138)          8,207

Income tax expense (benefit)                                         (40,409)        (10,450)        (42,604)          2,708
                                                                  ----------      ----------      ----------      ----------
    Net earnings (loss)                                           $  (85,871)     $  (21,217)     $  (90,534)     $    5,499
                                                                  ==========      ==========      ==========      ==========

Basic earnings (loss) per share                                   $    (1.82)     $    (0.42)     $    (1.87)     $     0.11

Diluted earnings (loss) per share                                      (1.82)          (0.42)          (1.87)           0.11

Dividends per share                                                     0.12            0.12            0.24            0.24

Average shares outstanding - basic                                    47,077          50,546          48,414          50,429

Average shares outstanding - diluted                                  47,077          50,546          48,414          51,474


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                               Two quarters ended
                                                                             Nov. 28,       Nov. 29,
(In thousands)                                                                  1998           1997
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                       $  (90,534)    $    5,499
Adjustments to reconcile net earnings (loss) to cash
    provided by operating activities:
        Depreciation and amortization expense                                 38,832         33,680
        Inventory write-down related to restructuring                         27,760         38,482
        Non-recurring charges                                                 92,774         40,478
        Gains on sale of investments                                          (6,465)       (12,319)
        Equity in business ventures' (earnings) loss                           9,180           (464)
        Changes in operating assets and liabilities:
           Accounts receivable                                                94,334         38,693
           Inventories                                                       (54,513)       (21,321)
           Other current assets                                              (55,684)       (13,342)
           Accounts payable                                                   (3,863)         6,937
           Accrued compensation                                              (35,966)       (11,170)
           Other-net                                                          (5,792)       (19,197)
                                                                          ----------     ----------
        Net cash provided by operating activities                             10,063         85,956

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                 (55,645)       (58,833)
Acquisition of business                                                           --        (46,600)
Proceeds from sale of fixed assets                                               273          5,000
Proceeds from sale of investments                                              8,929         14,416
                                                                          ----------     ----------
        Net cash used in investing activities                                (46,443)       (86,017)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt                                                 66,279            233
Issuance of long-term debt                                                        --             83
Repayment of long-term debt                                                     (511)          (656)
Issuance of common stock                                                         931         19,425
Repurchase of common stock                                                   (85,524)       (13,437)
Dividends                                                                    (11,658)       (11,081)
                                                                          ----------     ----------
        Net cash used in financing activities                                (30,483)        (5,433)
                                                                          ----------     ----------
Net Decrease in cash and cash equivalents                                    (66,863)        (5,494)
Cash and cash equivalents at beginning of year                               120,541        142,726
                                                                          ----------     ----------
Cash and cash equivalents at end of year                                  $   53,678     $  137,232
                                                                          ==========     ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid - net                                                   $    9,805     $   12,772
Interest paid                                                                  7,266          6,541

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

ACQUISITION

On September 30, 1997, the Company acquired Siemens' Communications Test Equipment GmbH (CTE), a wholly owned subsidiary of Siemens AG based in Berlin, Germany, for approximately $46.6 million in cash, including direct acquisition costs. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of CTE have been included in the Company's financial statements since the date of acquisition. Pro forma comparative results of operations are not presented because they are immaterial relative to the Company's results of operations. The purchase price was allocated as follows:

(In thousands)
--------------------------------------------------------------------------------
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
                                                                      ==========

Acquired in-process research and development of $17.0 million was expensed during the second quarter of fiscal year 1998 (see "Non-recurring Charges" below).

The identified intangibles include $18.0 million of completed technology and $5.0 million of workforce-in-place and are being amortized on a straight-line basis over 15 years.

NON-RECURRING CHARGES

In the second quarter of fiscal year 1999, the Company announced and began to implement a series of actions intended to align worldwide operations with current market conditions and to improve the profitability of its operations. These actions include a net reduction of approximately 10% of the Company's worldwide workforce, the exit of certain facilities and the streamlining of product and service offerings. The Company recorded pre-tax charges of $120.5 million to account for these actions, including restructuring charges of $109.2 million and other non-recurring charges of $11.3 million for related actions. The Company expects approximately $69.0 million of cash to be used in connection with these actions, primarily for severance and lease cancellation fees. Management expects approximately $45.0 million of this to be paid out by the end of fiscal year 1999, with the remainder to be paid out in fiscal year 2000.

In the second quarter of fiscal year 1998, the Company announced and began to implement a restructuring plan designed to return the Video and Networking Division business to profitable growth, and recorded a pre-tax provision of $60.0 million to account for these actions. In addition, the Company expensed $17.0 million for the acquisition of in-process research and development and $2.0 million in severance costs associated with the acquisition of CTE. As of November 28, 1998, the implementation of this plan was substantially complete.

Non-recurring charges consisted of:

                                                                                     Quarter and two
                                                                                      quarters ended
                                            Location of Charge in the             Nov. 28,      Nov. 29,
(In thousands)                              Statements of Operations                 1998          1997
-------------------------------------------------------------------------------------------------------
Severance and benefits                      Non-recurring charges               $  54,680     $  14,933
Inventory write-offs                        Cost of sales                          27,760        38,482
Asset write-offs and impairments            Non-recurring charges                  17,397         2,406
Lease buy-outs and
  abandonment of facilities                 Non-recurring charges                   9,411         4,139
Sales returns and allowances                Net sales                               6,464            --
Commitment for enhancements related         Research and development
  to discontinued products                    expenses                              4,019            --
Bad debt expense related to                 Selling, general and
  discontinued products                       administrative expenses                 803            --
In-process research and development
  acquired in the purchase of CTE           Non-recurring charges                      --        17,000
Severance costs associated
  with the purchase of CTE                  Non-recurring charges                      --         2,000
                                                                                ---------     ---------
                                                                                $ 120,534     $  78,960
                                                                                =========     =========

The non-recurring charges incurred during the quarter ended November 28, 1998 affected the Company's financial position in the following manner:

                                                                       Equipment         Payables
                                       Accrued                         and other        and other
(In thousands)                    compensation      Inventories           assets      liabilities
-------------------------------------------------------------------------------------------------
Original charges                    $   54,680       $   27,760       $   18,200       $   19,894

Activity for the quarter
  ended November 28, 1998:
    Cash paid out                        3,811               --               --            1,686
    Non-cash disposals or
      write-offs                            --           27,760           17,397               --
                                    ----------       ----------       ----------       ----------
Balance November 28, 1998           $   50,869       $        0       $      803       $   18,208
                                    ==========       ==========       ==========       ==========

The original charge of $54.7 million in accrued compensation reflects headcount reductions of 1,371 employees worldwide. Approximately 350 employees were terminated during the second quarter. Severance of $3.8 million was paid to approximately 100 of these employees while the remaining 250 employees will be paid severance in the third quarter.

STOCK OPTION PLANS

The Company's 1998 Stock Option Plan (the "1998 Plan") was adopted by the board of directors on June 17, 1998 and approved by the shareholders on September 24, 1998. There are 4,000,000 Common Shares reserved for the 1998 Plan. The purpose of the 1998 plan is to enhance the ability of the Company to attract and retain key employees and to provide an incentive for such employees to exert their best efforts on its behalf. The Organization and Compensation Committee of the board of directors of the Company administers the plan, and participants include employees of the Company or its subsidiaries who are selected by the Committee.

INVENTORIES

Inventories consisted of:

                                                          Nov. 28,        May 30,
(In thousands)                                               1998           1998
--------------------------------------------------------------------------------
Materials and work in process                          $   81,842     $   76,289
Finished goods                                            159,258        138,058
                                                       ----------     ----------
    Inventories                                        $  241,100     $  214,347
                                                       ==========     ==========


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                          Nov. 28,        May 30,
(In thousands)                                               1998           1998
--------------------------------------------------------------------------------
Land                                                   $    5,983     $    5,932
Buildings                                                 229,218        217,036
Machinery and equipment                                   595,240        594,677
                                                       ----------     ----------
                                                          830,441        817,645
Accumulated depreciation and amortization                (401,931)      (392,492)
                                                       ----------     ----------
    Property, plant and equipment - net                $  428,510     $  425,153
                                                       ==========     ==========

DEBT

The Company amended its credit agreement with Morgan Guaranty Trust Company of New York, as agent, effective November 28, 1998, to exclude certain charges from covenant calculations.

COMPREHENSIVE INCOME

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," as of the first quarter of fiscal year 1999. SFAS No. 130 establishes new rules for the reporting of comprehensive income and its components, but has no impact on the Company's net earnings or total shareholders' equity.

Comprehensive loss and its components, net of tax, was as follows:

                                                             Quarter ended                 Two quarters ended
                                                         Nov. 28,        Nov. 29,        Nov. 28,        Nov. 29,
(In thousands)                                              1998            1997            1998            1997
----------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   $  (85,871)     $  (21,217)     $  (90,534)     $    5,499
Other comprehensive income (loss):
    Currency translation adjustment                       14,733             650          11,242             (75)
    Unrealized loss on
        available-for-sale securities                       (340)         (4,320)         (4,446)         (6,971)
    Reclassification adjustment for
        realized gains included in net
        income                                            (1,415)         (3,391)         (3,879)         (7,391)
                                                      ----------      ----------      ----------      ----------
    Comprehensive loss                                $  (72,893)     $  (28,278)     $  (87,617)     $   (8,938)
                                                      ==========      ==========      ==========      ==========

INCOME TAXES

The provision for (benefit from) income taxes consisted of:

                                                             Quarter ended                 Two quarters ended
                                                         Nov. 28,        Nov. 29,        Nov. 28,        Nov. 29,
(In thousands)                                              1998            1997            1998            1997
----------------------------------------------------------------------------------------------------------------
United States                                         $  (41,056)     $   (2,078)     $  (48,835)     $      765
State                                                     (5,026)           (679)         (6,399)             32
Foreign                                                    5,673          (7,693)         12,630           1,911
                                                      ----------      ----------      ----------      ----------
    Income taxes                                      $  (40,409)     $  (10,450)     $  (42,604)     $    2,708
                                                      ==========      ==========      ==========      ==========

The provision for income taxes was calculated at estimated annual effective rates of 32% and 33%, respectively, for the quarter and two quarters ended November 28, 1998, and November 29, 1997.

FUTURE ACCOUNTING CHANGES

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. The new disclosures will first be presented in the Company's annual report for the fiscal year ending May 1999. Information presented for earlier years will be restated for comparative purposes. Adoption of this statement may result in additional disclosures but will have no impact on the Company's consolidated financial position or results of operations.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for fiscal year 2001, but early adoption is permitted. Management has not yet completed an evaluation of the effect this standard will have on the Company's consolidated financial statements.

Item 2.        Management's Discussion and Analysis of Financial
-------        -------------------------------------------------

                       Condition and Results of Operations
                       -----------------------------------


                              RESULTS OF OPERATIONS

                        13 Weeks Ended November 28, 1998

                                       vs.

                        13 Weeks Ended November 29, 1997


The Company recognized a net loss of $85.9 million, or $1.82 per share, during the second quarter of fiscal year 1999. Results for the quarter reflect pre-tax charges of $120.5 million ($82.0 million after taxes, or $1.74 per share), including restructuring charges of $109.2 million and other non-recurring charges of $11.3 million for related actions. These charges resulted from the Company's announcement and implementation of a series of actions intended to align worldwide operations with current market conditions and to improve the profitability of its operations. The Company expects that, when fully implemented, these actions will reduce ongoing annual costs by approximately $70.0 million. The actions include a net reduction of approximately 10% of the Company's worldwide workforce, the exit of certain facilities and the streamlining of product and service offerings. The non-recurring charges include a $6.5 million charge to sales for expected returns of discontinued products and $27.7 million in charges to cost of sales for the write-off of excess inventory resulting from discontinuation of product lines and consolidation of service centers. These two charges resulted in a decrease in gross profit of $34.2 million. Also included in the non-recurring charges are $4.0 million in research and development expense to complete customer committed software upgrades in discontinued product lines, $0.8 million in charges to bad debt expense for doubtful accounts with balances related to discontinued products, $54.7 million in severance expense related to employee separation, $9.4 million in charges to facilities for lease cancellation fees and $17.4 million in charges to long-term assets associated with discontinued product lines. Excluding the charges, the second quarter net loss would have been $3.9 million, or $.08 per share. Results for the second quarter of fiscal year 1998 reflect non-recurring charges of $79.0 million, including a $38.5 million charge to cost of sales. See "Non-recurring Charges" in the Notes to Condensed Consolidated Financial Statements.

Sales for the second quarter of 1999 were $432.2 million after the non-recurring charge to sales of $6.5 million. Excluding the charge, sales were $438.7 million, down 17% or $90.3 million from sales for the same period in 1998. Sales were down in all geographies except Europe, which posted modest increases over 1998. Japan was the hardest hit region with a decrease in sales of 52% or $17.9 million from the second quarter of 1998. Orders were down approximately 2% overall for the second quarter of 1999. The Pacific, excluding Japan, experienced the largest percentage decrease in orders, down 27% or $16.7 million, while Europe experienced the only increase, up 32% or $43.2 million. Sales and orders grew strongly in the second quarter of 1998, making the decrease in 1999 more pronounced. Sales increased sequentially over the first quarter of 1999 by $19.7 million, excluding non-recurring charges. Orders increased $88.1 million during this same period.

Measurement sales for the second quarter of 1999 were $205.1 million, down 17% or $42.6 million from sales of $247.7 million in the second quarter of 1998. Orders for the quarter were $200.3 million, down 13% or $30.2 million from $230.5 million in 1998. Most of the decline was in general purpose equipment such as oscilloscopes and logic analyzers. The decline reflected the effects of the Asian economic crisis, including its effects on other regions of the world, and continued softness in the semiconductor industry. Although measurement business sales decreased by $1.4 million during the second quarter of 1999 as compared to the first quarter, orders increased by $20.5 million during the same period.

Color Printing and Imaging sales were $159.3 million, down 14% or $26.3 million from $185.6 million during the same period in 1998, primarily due to a decrease in the sales price of its printers. Sales were weak in all regions, particularly in Japan. The color printing and imaging industry has experienced recent price erosion due to increased competition. In response to these market conditions, the Company developed four new printer products priced competitively. These products were announced during the second quarter, but they were not shippable until the end of the second quarter and into the third quarter. The Company took aggressive pricing and discounting actions to move inventory of their older products, including units in the distribution channel. The market responded positively to these pricing actions as is evidenced by a 6% increase in unit sales over the same period in 1998 despite the anticipation of new, lower priced products. Orders for the quarter were $214.7 million overall, up 25% or $42.7 million over the second quarter of 1998, indicating positive market response to the newly introduced printer products. The products were particularly well received in Europe, with orders increasing 58% or $33.0 million.

Video and Networking sales were $67.9 million, down 29% or $27.8 million from sales of $95.7 million in 1998. Orders were also down 26%, or $23.1 million compared to the second quarter of 1998. The decline was realized across nearly all geographies and product lines. Sales to the broadcast industry were particularly weak. The industry continues to delay studio equipment purchases as it commits its resources to the acquisition of outdoor transmission equipment. The broadcast industry also continues to experience market softness as advertising revenues remain flat. These conditions primarily affected sales of digital storage and Grass Valley products. Sales in the network displays business decreased significantly as compared to the second quarter of 1998, due mainly to announcement of the Company's decision to divest itself of this business. Sales of Lightworks products also decreased due to announcement of the Company's decision to exit the non-linear digital editing business. The business realized an operating loss for the quarter. Video and Networking sales increased $10.8 million sequentially over the first quarter of 1999, while orders increased $9.3 million.

The Company's gross profit decreased 28% or $52.9 million from the second quarter of 1998 to $139.1 million as a result of declining sales. The decline in sales was generated by a decrease in sales in Measurement and Video and Networking, as well as by a decrease in Color Printing and Imaging sales price per unit. As a percentage of net sales, gross profit decreased from 36.3% to 32.2%. Excluding non-recurring charges, gross profit decreased 25% or $57.2 million, and gross profit as a percentage of sales decreased from 43.6% to 39.5%.

Operating expenses decreased by $4.7 million from the second quarter of 1998 due to a decrease in selling, general and administrative expenses offset in part by an increase in research and development expenses. Selling, general and administrative expenses were $122.6 million for the quarter, including non-recurring charges of $0.8 million, a decrease of 9% or $11.9 million from the same period in 1998. This decrease was a result of actions taken by the Company to remove unnecessary expenses from the cost structure. Research and development expenses increased 14% or $7.2 million to $57.4 million due to non-recurring charges of $4.0 million and costs incurred in the development of new products introduced during the second quarter of 1999.

Income taxes decreased significantly from benefit of $10.5 million for the second quarter of 1998 to benefit of $40.4 million for the current quarter as a result of decreased earnings before taxes, including the income tax benefit realized relating to the non-recurring charges recorded this quarter. The estimated annual effective rates used to calculate income taxes were 32% in 1999 and 33% in 1998.

                              RESULTS OF OPERATIONS

                      Two Quarters Ended November 28, 1998

                                       vs.

                      Two Quarters Ended November 29, 1997


The Company recognized a net loss of $90.5 million, or $1.87 per share, during the first half of fiscal year 1999. Results for the first two quarters reflect non-recurring charges of $120.5 million ($82.0 million after taxes, or $1.69 per share) as discussed above. Results for the first half of fiscal year 1998 reflect non-recurring charges of $79.0 million, including a $38.5 million charge to cost of sales. See "Non-recurring Charges" in the Notes to Condensed Consolidated Financial Statements.

Sales for the first two quarters of 1999 were $851.1 million after the non-recurring charge to sales of $6.5 million. Excluding the charge, sales were $857.6 million, down 15% or $152.7 million from sales for the same period in 1998. Sales were down in all geographies except Europe, which posted modest increases over 1998. Japan was the hardest hit region with a decrease in sales of 52%, or $37.8 million from the first half of 1998. Orders were down approximately 8% overall for the first half of 1999. Japan experienced the largest decrease in orders, down 40% or $23.5 million, while Europe experienced the only increase, up 16% or $39.3 million. Sales and orders grew strongly in the first half of 1998, making the decrease in 1999 more pronounced.

Measurement sales for the first half of 1999 were $411.6 million, down 13% or $63.8 million from sales of $475.4 million in the first half of 1998. Orders for the two quarters were $380.1 million, down 14% or $59.5 million from $439.6 million in 1998. Most of the decline was in general purpose equipment such as oscilloscopes and logic analyzers, as well as wireless communication test equipment. The decline reflected the effects of the Asian economic crisis, including its effects on other regions of the world, and continued softness in the semiconductor industry. Telecommunications test equipment sales increased compared to the first half of 1998 because of the additional sales from CTE, the business acquired from Siemens AG during the second quarter of 1998.

Color Printing and Imaging sales were $314.6 million, down 8% or $26.7 million from $341.3 million during the same period in 1998, due to a decrease in sales price of its printers and a decrease in unit sales as a result of cautionary capital spending. Sales were strong in the U.S. but generally weak elsewhere in the world, particularly in Asia. The color printing and imaging industry has experienced recent price erosion due to increased competition. In response to these market conditions, the Company developed four new printer products priced competitively. These products were announced during the second quarter, but they were not shippable until the end of the second quarter and into the third quarter. The Company took aggressive pricing and discounting actions to move inventory of their older products, including units in the distribution channel. Orders year to date were $371.1 million overall, up 16% or $50.2 million over 1998, indicating positive market response to the newly introduced printer products. The products were particularly well received in Europe, with orders increasing 32% or $32.7 million.

Video and Networking sales were $124.9 million, down 36% or $68.7 million from sales of $193.6 million in 1998. Orders were also down 34%, or $65.0 million compared to the first half of 1998. The decline was realized across all geographies and nearly all product lines. Sales to the broadcast industry were particularly weak. The industry continues to delay studio equipment purchases as it commits its resources to the acquisition of outdoor transmission equipment. The broadcast industry also continues to experience market softness as advertising revenues remain flat. These conditions primarily affected sales of digital storage and Grass Valley products. Sales in the network displays business decreased significantly as compared to the first half of 1998, due mainly to announcement of the Company's decision to divest itself of this business. Sales of Lightworks products also decreased due to announcement of the Company's decision to exit the non-linear digital editing business.

The Company's gross profit decreased 21% or $82.8 million from 1998 to $310.5 million as a result of declining sales. The decline in sales was generated by a decrease in sales in Measurement and Video and Networking, as well as by a decrease in Color Printing and Imaging sales price per unit. As a percentage of net sales, gross profit decreased from 38.9% to 36.5%. Excluding non-recurring charges, gross profit decreased 20% or $87.1 million, and gross profit as a percentage of sales decreased from 42.7% to 40.2%.

Operating expenses increased by $3.0 million over the first half of 1998 due to an increase in research and development expenses, partly offset by a decrease in selling, general and administrative expenses. Research and development expenses increased by $12.1 million to $108.6 million due to non-recurring charges of $4.0 million and costs incurred in the development of new products introduced during the second quarter of 1999. Selling, general and administrative expenses were $242.3 million for the two quarters, including non-recurring charges of $0.8 million, a decrease of 4% or $9.2 million from the same period in 1998. This decrease was a result of actions taken by the Company to remove unnecessary expenses from the cost structure.

Income taxes decreased significantly from expense of $2.7 million for the first half of 1998 to benefit of $42.6 million for the first half of 1999 as a result of decreased earnings before taxes, including the income tax benefit realized relating to the non-recurring charges recorded this quarter. The estimated annual effective rates used to calculate income taxes were 32% in 1999 and 33% in 1998.


                               FINANCIAL CONDITION

The Company's financial condition continues to be strong. At November 28, 1998, the Company had $53.7 million of cash and cash equivalents, and bank credit facilities totaling $463.4 million, of which $255.1 million was unused. Unused facilities include $156.1 million in lines of credit and $99.0 million under revolving credit agreements with United States and foreign banks. The Company amended its credit agreement with Morgan Guaranty Trust Company of New York, as agent, effective November 28, 1998, to exclude certain charges from covenant calculations.

The Company realized a decrease in working capital of $189.5 million from the end of 1998. Current assets decreased $78.8 million during the two quarters, with cash and cash equivalents decreasing $66.8 million, accounts receivable decreasing $94.3 million, inventory increasing $26.8 million, and other current assets increasing $55.7 million. Cash and cash equivalents decreased mainly due to the repurchase of approximately 3.6 million common shares for $85.5 million and capital expenditures of $55.6 million. Accounts receivable decreased since the end of 1998 due to a general decrease in sales during the period as well as a high volume of sales during the last few weeks of 1998. Inventory increased as a result of the ramp-up of components and finished goods relating to new printer products introduced at the end of the second quarter. Other current assets increased primarily from an increase in net current tax benefits due to payments related to taxes on 1998 earnings and the benefit related to the net loss realized in the prior two quarters. Current liabilities increased $110.7 million during the first half of 1999, with an increase in short-term debt of $66.5 million, an increase in accrued compensation of $22.7 million, and an increase in accounts payable of $12.7 million. Short-term debt increased as the Company utilized credit facilities to finance a portion of cash requirements during the year, including $85.5 million for the repurchase of common shares. Accrued compensation increased mainly due to the planned separation of employees as part of the reorganization of the Company, while accounts payable increased as a result of current liabilities associated with non-recurring charges as well as the Company's ability to negotiate more favorable payment terms from a major supplier.

Other long-term assets decreased $20.4 million from the sale of investments, a slight decline in the market values of remaining investments held for sale, and the recognition of losses on investments accounted for under the equity method. The unrealized holding losses on the Company's investment portfolio are not material.

Shareholders' equity decreased by $184.9 million from the end of 1998 due to the loss of $90.5 million, dividends paid of $11.7 million, a net decrease of $85.6 million in paid in capital, including issuance, repurchase and forfeiture of common shares, an $8.3 million decrease in unrealized holding gains and an $11.2 million increase in the accumulated currency translation adjustment. The decrease in unrealized holding gains resulted principally from the sale of assets.

The Company expects to require approximately $69.0 million of cash to be used in connection with severance, lease cancellation fees, and other non-recurring charges. Management expects approximately $45.0 million of this to be paid out by the end of 1999, with the remainder paid out in fiscal year 2000.


YEAR 2000 UPDATE

General

Tektronix, Inc.'s Year 2000 Program ("Program") is proceeding as planned. The Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. To improve access to business information through common, integrated computing systems across the Company, Tektronix began a worldwide business systems replacement program with an enterprise system that uses programs primarily from Oracle Corporation ("Oracle"). The new enterprise system is expected to make substantially all of the Company's business computer systems Year 2000 compliant and is scheduled for completion by the third quarter of 1999. Implementation of the Oracle programs is on schedule and was approximately 95% complete as of December 1998. Any remaining business software programs are expected to be made Year 2000 compliant, including those supplied by vendors, or they will be retired. Other information technology projects have not been delayed due to the implementation of the Year 2000 Program.

Program

Tektronix' Program is divided into three major sections: (1) infrastructure (information, logistics and other technology used in the Company's business, including hardware and software, which is sometimes referred to as "IT"); (2) products (hardware and software products delivered to customers); and (3) external suppliers and providers (vendors, manufacturers and suppliers to the Company). The general phases common to all sections are: (1) identification and prioritization of various systems through an extensive inventory of all items used throughout the Company including customer products and services and material third party manufacturers, suppliers and vendors; (2) remediation of material systems through replacement or updates; (3) testing, including sending, receiving and processing of various information types to ensure ongoing functionality, integrity and accuracy; and (4) contingency planning to establish alternate solutions for any material systems determined not to be Year 2000 compliant. Material items are those believed by the Company to have a risk involving the safety of individuals or that may cause damage to property or the environment, or affect the continuation of business activities or materially affect revenues.

By the end of January 1999, the identification and prioritization phase of the Program will have been completed. The Company is performing the remediation and testing phases of the Program. This phase is on schedule and the Company estimates that approximately 60% of the planned activities related to the three major sections have been completed at November 28, 1998. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Remediation and testing of internal systems is expected to be completed by May 1999. Contingency planning is in process for all three sections and is also scheduled for completion by the end of fiscal year 1999.

Costs

While an estimate of costs is underway, the total costs associated with required modifications to become Year 2000 compliant, as well as the total cost of the Year 2000 Program, are not expected to be material to the Company's financial position or operating results.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Program is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material third party suppliers. The Company believes that, with the implementation of new business systems and completion of the Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions, and adequate resources that are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading: "Forward-looking Statements."

FORWARD-LOOKING STATEMENTS

Statements and information included in this Form 10-Q that relate to the Company's goals, strategies and expectations as to future results and events are based on the Company's current expectations. They constitute forward-looking statements subject to a number of risk factors that could cause actual results to differ materially from those currently expected or desired. As with many high technology companies, risk factors that could cause the Company's actual results or activities to differ materially from these forward looking statements include, but are not limited to: worldwide economic and business conditions in the electronics industry, including the continuing effects of the Asian economic crisis on demand for the Company's products; competitive factors, including pricing pressures, technological developments and new products offered by competitors; changes in product and sales mix, and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products, and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's Securities and Exchange Commission reports and in press releases.

Additional risk factors specific to the Company's current plans and expectations that could cause the Company's actual results or activities to differ materially from those stated include: the significant operational issues the Company faces in executing its strategy in Video and Networking; the Company's ability to successfully implement its strategic direction and restructuring actions, including reducing its expenditures; the effects of year 2000 compliance issues; the timely introduction of new products scheduled during the Company's year, which could be affected by engineering or other development program slippages, the ability to ramp up production or to develop effective sales channels; the customers' acceptance of and demand for new products; and changes in the regulatory environment affecting the transition to high-definition television within the time frame anticipated by the Company.

Forward-looking statements in this report speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions to these forward looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)    Exhibits

                (27) (i.1)    Financial Data Schedule.

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.


SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


January 11, 1999                       TEKTRONIX, INC.



                                       By CARL W. NEUN
                                          --------------------------------------
                                          Carl W. Neun
                                          Senior Vice President and
                                          Chief Financial Officer