Form 10-Q
period 1999-02-27
TEKTRONIX INC
filed 1999-04-13
CIK 96879

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended February 27, 1999 or,



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

         Yes [ X ]  No [   ]

AT March 26, 1999 THERE WERE 46,868,738 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
-----


                                                                        PAGE NO.
                                                                        --------
Part I.  Financial Information

    Item 1.  Financial Statements:

      Condensed Consolidated Balance Sheets -                               2
        February 27, 1999 and May 30, 1998

      Condensed Consolidated Statements of Operations -                     3
        for the Quarter ended February 27, 1999
        and the Quarter ended February 28, 1998

        for the Three Quarters ended February 27, 1999
        and the Three Quarters ended February 28, 1998

      Condensed Consolidated Statements of Cash Flows -                     4
        for the Three Quarters ended February 27, 1999
        and the Three Quarters ended February 28, 1998

      Notes to Condensed Consolidated Financial Statements                  5

    Item 2.  Management's Discussion and Analysis of Financial             10
               Condition and Results of Operations


Part II.   Other Information                                               19

Signatures                                                                 19

                        TEKTRONIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                                    Feb. 27,          May 30,
(In thousands)                                                                         1999             1998
------------------------------------------------------------------------------------------------------------
ASSETS
    Current assets:
        Cash and cash equivalents                                               $    36,012      $   120,541
        Accounts receivable - net                                                   272,740          346,342
        Inventories                                                                 261,689          214,347
        Other current assets                                                        118,828           67,432
                                                                                -----------      -----------
           Total current assets                                                     689,269          748,662

    Property, plant and equipment - net                                             432,894          425,153
    Deferred tax assets                                                              41,701           25,102
    Other long-term assets                                                          159,039          177,893
                                                                                -----------      -----------
           Total assets                                                         $ 1,322,903      $ 1,376,810
                                                                                ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Short-term debt                                                         $   138,223      $     5,442
        Accounts payable                                                            218,155          209,411
        Accrued compensation                                                        110,468          119,842
        Deferred revenue                                                             18,598           15,102
                                                                                -----------      -----------
           Total current liabilities                                                485,444          349,797

    Long-term debt                                                                  150,870          150,681
    Other long-term liabilities                                                      82,525           91,391

    Shareholders' equity:
        Common stock                                                                139,924          223,527
        Retained earnings                                                           439,367          532,679
        Accumulated other comprehensive income                                       24,773           28,735
                                                                                -----------      -----------
           Total shareholders' equity                                               604,064          784,941
                                                                                -----------      -----------
           Total liabilities and shareholders' equity                           $ 1,322,903      $ 1,376,810
                                                                                ===========      ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               Quarter ended                 Three quarters ended
                                                         Feb. 27,         Feb. 28,         Feb. 27,         Feb. 28,
(In thousands except for per share amounts)                 1999             1998             1999             1998
-------------------------------------------------------------------------------------------------------------------
Net sales                                            $   470,608      $   517,570      $ 1,321,751      $ 1,527,890

Cost of sales                                            281,555          292,716          822,177          909,768
                                                     -----------      -----------      -----------      -----------
    Gross profit                                         189,053          224,854          499,574          618,122

Research and development expenses                         44,262           52,944          152,823          149,373

Selling, general and administrative
    expenses                                             116,242          123,277          358,512          374,717

Equity in business ventures'
    earnings (loss)                                          286              (34)          (8,894)             430

Non-recurring charges                                          0                0           81,488           40,478
                                                     -----------      -----------      -----------      -----------
    Operating income (loss)                               28,835           48,599         (102,143)          53,984

Other income (expense) - net                              (7,508)           2,507           (9,668)           5,329
                                                     -----------      -----------      -----------      -----------
    Earnings (loss) before taxes                          21,327           51,106         (111,811)          59,313

Income tax expense (benefit)                               6,825           16,865          (35,779)          19,573
                                                     -----------      -----------      -----------      -----------
    Net earnings (loss)                              $    14,502      $    34,241      $   (76,032)     $    39,740
                                                     ===========      ===========      ===========      ===========

Basic earnings (loss) per share                      $      0.31      $      0.68      $     (1.59)     $      0.79

Diluted earnings (loss) per share                           0.31             0.67      $     (1.59)     $      0.77

Dividends per share                                         0.12             0.12             0.36             0.34

Average shares outstanding - basic                        46,846           50,483           47,944           50,438

Average shares outstanding - diluted                      47,249           51,408           47,944           51,381


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       Three quarters ended
                                                                                    Feb. 27,          Feb. 28,
(In thousands)                                                                         1999              1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                             $   (76,032)      $    39,740
Adjustments to reconcile net earnings (loss) to cash
   provided by operating activities:
        Depreciation and amortization expense                                        58,215            53,789
        Deferred taxes                                                              (65,962)            5,597
        Inventory write-down related to restructuring                                27,760            38,482
        Non-recurring charges                                                        92,774            40,478
        Gains on sale of investments                                                 (7,294)          (18,985)
        Equity in business ventures' (earnings) loss                                  8,894              (430)
        Changes in operating assets and liabilities:
           Accounts receivable                                                       73,602            22,761
           Inventories                                                              (82,339)           (6,034)
           Other current assets                                                       3,068            (6,585)
           Accounts payable                                                          (3,524)          (17,938)
           Accrued compensation                                                     (67,801)          (17,076)
           Other-net                                                                 (6,006)          (27,240)
                                                                                -----------       -----------
        Net cash provided by (used in) operating activities                         (44,645)          106,559

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                        (80,579)          (95,922)
Acquisition of business                                                              (4,300)          (46,600)
Proceeds from sale of assets                                                          5,506             1,072
Proceeds from sale of investments                                                     8,929            21,492
                                                                                -----------       -----------
        Net cash used in investing activities                                       (70,444)         (119,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt                                                       132,605            (1,059)
Issuance of long-term debt                                                                0               184
Repayment of long-term debt                                                            (576)             (970)
Issuance of common stock                                                              1,335            25,842
Repurchase of common stock                                                          (85,524)          (24,154)
Dividends                                                                           (17,280)          (17,130)
                                                                                -----------       -----------
        Net cash provided by (used in) financing activities                          30,560           (17,287)
                                                                                -----------       -----------
Net decrease in cash and cash equivalents                                           (84,529)          (30,686)
Cash and cash equivalents at beginning of period                                    120,541           142,726
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $    36,012       $   112,040
                                                                                ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid - net                                                         $    13,373       $    38,763
Interest paid                                                                        14,427            12,204


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

ACQUISITIONS

On February 1, 1999, the Company acquired the assets of the Network Monitoring and Mobile Test Systems business of Necsy Network Control Systems, S.p.A. ("Necsy"), a Padua, Italy based wholly owned subsidiary of Italtel, an Italian telecommunications manufacturer, which is a joint venture between Telecom Italia and Siemens AG. The cash purchase price and related goodwill are not material. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of Necsy have been included in the Company's financial statements since the date of acquisition. Pro forma comparative results of operations are not presented because they are not material to the Company's results of operations.

On September 30, 1997, the Company acquired Siemens' Communications Test Equipment GmbH ("CTE"), a wholly owned subsidiary of Siemens AG based in Berlin, Germany, for approximately $46.6 million in cash, including direct acquisition costs. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of CTE have been included in the Company's financial statements since the date of acquisition. Pro forma comparative results of operations are not presented because they are not material to the Company's results of operations. The purchase price was allocated as follows:

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
                                                                      ==========

The $17.0 million allocated to acquired in-process research and development was determined based on appraisals completed by an independent third party using established valuation techniques in the high-technology industry and was expensed during the second quarter of fiscal year 1998 (see "Non-recurring Charges" below), because technological feasibility had not been established and no future alternative uses existed. Research and development costs to bring the products from the acquired company to technological feasibility are not expected to have a material impact on the Company's future results of operations or cash flows.

The identified intangibles include $18.0 million of completed technology and $5.0 million of workforce-in-place and are being amortized on a straight-line basis over 15 years.

NON-RECURRING CHARGES

In the second quarter of fiscal year 1999, the Company announced and began to implement a series of actions intended to align worldwide operations with current market conditions and to improve the profitability of its operations. These actions include a net reduction of approximately 10% of the Company's worldwide workforce, the exit of certain facilities and the streamlining of product and service offerings. Major actions are summarized below by each of the three business divisions. Measurement's service business is being consolidated from several depots in the United States and Europe into two depots in the United States and one in Europe. This consolidation will result in headcount reduction and the write-down and disposal of redundant inventory. These actions are in process and will be completed in the first quarter of fiscal year 2000. Measurement closed the Bend, Oregon manufacturing facility during the third quarter and consolidated that process into its Beaverton, Oregon facilities. This action resulted in headcount reductions and lease settlements. Measurement will reduce headcount primarily in manufacturing over the next two quarters in response to lower sales. Color Printing and Imaging has discontinued three product lines - wide format, dye sublimation and B-size solid ink. This action resulted in a write-off of inventory that was disposed of during the third quarter. Color Printing and Imaging will reduce headcount primarily in manufacturing during the next two quarters. Video and Networking has discontinued development, manufacturing, and sales of non-linear digital editing products sold under the Lightworks name. This decision resulted in headcount reductions, write-offs of disposed inventory, incremental sales returns and bad debts, and costs to fulfill commitments to deliver software enhancements on previously sold product. These actions were in process in the third quarter and will be completed by May 1999. Outside of the divisions, selective involuntary terminations have occurred and will occur throughout corporate functions and in the Company's foreign subsidiaries through the second quarter of fiscal year 2000. The Company expects to require $60.0 million in cash to be used in connection with actions not yet completed, primarily for severance and lease cancellations.

The Company recorded pre-tax charges of $120.5 million to account for these actions, including restructuring charges of $109.2 million and other non-recurring charges of $11.3 million for related actions. These related actions include $6.5 million of expected sales returns of previously sold product, $0.8 million of bad debt expense related to existing accounts receivable that will not be collected and $4.0 million of costs to fulfill commitments to deliver software enhancements on previously sold product, all associated with exiting the non-linear digital editing business. The Company decided to exit this business due to the failure of prior restructuring efforts to return the business to profitability.

In the second quarter of fiscal year 1998, the Company announced and began to implement a restructuring plan designed to return the Video and Networking Division business to profitable growth and recorded a pre-tax provision of $60.0 million to account for these actions. The plan provided for headcount reductions and the discontinuation of certain products within the Lightworks and Grass Valley product lines, as well as the discontinuation of the Network Displays business. As of February 27, 1999, the implementation of this plan was substantially complete.

Also in the second quarter of fiscal year 1998, the Company expensed $17.0 million for the acquisition of in-process research and development and $2.0 million in severance costs associated with the acquisition of CTE. During the third quarter of 1999, it was determined that $1.1 million of this $2.0 million severance reserve for CTE would not be needed. The excess amount was reversed to Non-recurring charges.

Non-recurring charges consisted of:

                                                                              Three quarters ended
                                          Location of Charge in the          Feb. 27,      Feb. 28,
(In thousands)                            Statements of Operations              1999          1998
--------------------------------------------------------------------------------------------------
Severance and benefits                    Non-recurring charges           $   54,680    $   14,933
Inventory write-offs                      Cost of sales                       27,760        38,482
Asset write-offs and impairments          Non-recurring charges               14,832         2,406
Lease buy-outs and
  abandonment of facilities               Non-recurring charges               11,976         4,139
Sales returns and allowances              Net sales                            6,464            --
Commitment for enhancements related       Research and development
  to discontinued products                  expenses                           4,019            --
Bad debt expense related to               Selling, general and
  discontinued products                     administrative expenses              803            --
In-process research and development
  acquired in the purchase of CTE         Non-recurring charges                   --        17,000
Severance costs associated
  with the purchase of CTE                Non-recurring charges                   --         2,000
                                                                          ----------    ----------
                                                                          $  120,534    $   78,960
                                                                          ==========    ==========

The non-recurring charges incurred during the three quarters ended February 27, 1999 affected the Company's financial position in the following manner:

                                                                         Equipment          Payables
                                      Accrued                            and other         and other
(In thousands)                   compensation        Inventories            assets       liabilities
----------------------------------------------------------------------------------------------------
Original charges                  $    54,680        $    27,760       $    15,635       $    22,459
Activity:
     Cash paid out                     15,828                 --                --             2,365
     Non-cash disposals or
       write-offs                          --             27,760            14,945                --
     Adjustments to plan                   --                 --                --             1,054
                                  -----------        -----------       -----------       -----------

Balance February 27, 1999         $    38,852        $         0       $       690       $    21,148
                                  ===========        ===========       ===========       ===========

The charge of $54.7 million in accrued compensation reflects planned headcount reductions of 1,371 employees worldwide. Approximately 500 employees have been terminated under the plan. Severance of $15.8 million has been paid to approximately 350 of these 500 employees, while the other 150 employees will be paid severance in the fourth quarter. The remaining 871 employees will be terminated at varying times through the second quarter of fiscal year 2000. The $27.8 million charge to inventories includes inventories related to the consolidation of Measurement service offerings, the discontinuation of three Color Printing and Imaging product lines and the discontinuation of non-linear digital editing products sold under the Lightworks name that were written off during the second quarter. The charge of $15.6 million for equipment and other assets includes asset impairments of $14.8 million and $0.8 million in reserve for bad debt expense. The impaired assets are primarily related to discontinued product lines in Color Printing and Imaging and Video and Networking and include manufacturing assets of $6.2 million, goodwill and other intangibles of $6.5 million, and leasehold improvements and other assets of $2.1 million. All of the assets included in this impairment charge will be disposed of through abandonment at varying times through the first quarter of fiscal year 2000. The $22.5 million charge for payables and other liabilities includes reserves for lease buy-outs and abandonment of facilities, sales returns and allowances and commitments for enhancements related to discontinued products. This reserve was increased by $1.1 million during the third quarter through Non-recurring charges to provide for additional costs to exit certain sales and service offices in the United States and Europe.

STOCK OPTION PLANS

On November 2, 1998, the Company adopted a stock option exchange program that allowed employees to elect to receive one new option for every two options granted between January 1, 1997 and November 2, 1998. The Company recognized compensation expense of $1.8 million during the quarter ended February 27, 1999 in connection with this program.

RECEIVABLES

On September 10, 1996, the Company entered into a five-year revolving receivables purchase agreement with Citibank NA to sell, without recourse, an undivided interest of up to $50.0 million in a defined pool of trade accounts receivable. Receivables of $36.0 million were sold under this agreement as of February 27, 1999 and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet at that date.

On February 24, 1999, the Company entered into a one-year receivables purchase agreement with NationsBanc Commercial Corporation to sell, without recourse, an undivided interest in a defined pool of trade accounts receivable. Receivables of $10.3 million were sold under this agreement as of February 27, 1999 and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet at that date.

INVENTORIES

Inventories consisted of:
                                                               Feb. 27,           May 30,
(In thousands)                                                    1999              1998
----------------------------------------------------------------------------------------
Materials and work in process                              $    92,206       $    76,289
Finished goods                                                 169,483           138,058
                                                           -----------       -----------
    Inventories                                            $   261,689       $   214,347
                                                           ===========       ===========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:
                                                               Feb. 27,           May 30,
(In thousands)                                                    1999              1998
----------------------------------------------------------------------------------------
Land                                                       $     5,890       $     5,932
Buildings                                                      232,941           217,036
Machinery and equipment                                        602,622           594,677
                                                           -----------       -----------
                                                               841,453           817,645
Accumulated depreciation and amortization                     (408,559)         (392,492)
                                                           -----------       -----------
    Property, plant and equipment - net                    $   432,894       $   425,153
                                                           ===========       ===========

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

Comprehensive income (loss) and its components, net of tax, were as follows:

                                                               Quarter ended            Three quarters ended
                                                           Feb. 27,      Feb. 28,      Feb. 27,      Feb. 28,
(In thousands)                                                1999          1998          1999          1998
------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                      $  14,502     $  34,241     $ (76,032)    $  39,740
Other comprehensive income (loss):
    Currency translation adjustment                         (5,781)       (9,336)        5,461        (9,411)
    Unrealized loss on
        available-for-sale securities                         (601)       (2,287)       (5,047)       (9,258)
    Reclassification adjustment for
        realized gains included in net
        income                                                (497)       (4,012)       (4,376)      (11,403)
                                                         ---------     ---------     ---------     ---------
Comprehensive income (loss)                              $   7,623     $  18,606     $ (79,994)    $   9,668
                                                         =========     =========     =========     =========

INCOME TAXES

The provision for (benefit from) income taxes consisted of:

                                                               Quarter ended            Three quarters ended
                                                           Feb. 27,      Feb. 28,      Feb. 27,      Feb. 28,
(In thousands)                                                1999          1998          1999          1998
------------------------------------------------------------------------------------------------------------
United States                                            $   6,786     $  19,196     $ (42,049)    $  19,961
State                                                       (1,022)          800        (7,421)          832
Foreign                                                      1,061        (3,131)       13,691        (1,220)
                                                         ---------     ---------     ---------     ---------
    Income tax expense (benefit)                         $   6,825     $  16,865     $ (35,779)    $  19,573
                                                         =========     =========     =========     =========

The provision for income taxes was calculated at estimated annual effective rates of 32% and 33%, respectively, for the quarter and three quarters ended February 27, 1999, and February 28, 1998.

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

Item 2.       Management's Discussion and Analysis of Financial
-------       -------------------------------------------------

                       Condition and Results of Operations
                       -----------------------------------


                              RESULTS OF OPERATIONS


                         Quarter ended February 27, 1999

                                       vs.

                         Quarter ended February 28, 1998


The Company operates in three major business divisions, Measurement, Color Printing and Imaging, and Video and Networking, as well as five major geographies, the United States, Europe, the Americas, including Mexico, Canada and South America, the Pacific, excluding Japan, and Japan.

The Company recognized net income of $14.5 million, or $0.31 per diluted share, during the third quarter of fiscal year 1999, down 58% or $19.7 million from net income of $34.2 million, or $0.67 per diluted share during the same period of fiscal year 1998.

Sales for the third quarter of 1999 were $470.6 million, down 9% or $47.0 million from sales for the same period in 1998. Sales were down in all geographies except Europe, which posted modest increases over 1998. The United States and Japan experienced the largest declines, down 12% or $29.9 million and 28% or $10.5 million, respectively. The decline in sales to the United States can be attributed mainly to lower Measurement sales in this region. Sales to Japan decreased across all business divisions due to the effects of the Asian economic crisis.

Orders were down across all business divisions for an 11% overall decrease from the third quarter of 1998. Europe and the United States experienced the largest decreases in orders, down 20% or $26.6 million and 9% or $20.3 million, respectively. While all business divisions saw declines in orders from these regions, Video and Networking experienced the largest declines. The declines in orders from Europe and the United States were offset in part by an increase in orders from the Pacific. All three business divisions experienced increases in orders from the Pacific for a 38% or $12.5 million increase overall.

Sales increased sequentially over the second quarter of 1999 by 9% or $38.4 million, including non-recurring charges to second quarter sales of $6.5 million for expected returns of discontinued products. Europe and Japan experienced the largest increases, up 7% or $10.0 million and 58% or $9.8 million over the second quarter. The increase in sales to Europe can be attributed to higher Color Printing and Imaging sales in this region, offset in part by lower sales to this region from the other two business divisions. The increase in sales to Japan is due mainly to higher Measurement sales in this region.

Orders decreased 15% or $70.9 million sequentially, caused mainly by a decrease in orders of 39% or $70.1 million from Europe. Half of the decline in orders from Europe resulted from lower orders for Color Printing and Imaging products, while the remainder resulted from order declines in the other two business divisions.

Measurement sales for the third quarter of 1999 were $202.7 million, down 16% or $37.5 million from sales of $240.2 million in the third quarter of 1998. The decline was realized across all geographies, except the Pacific, which posted modest increases over 1998. The largest decline was experienced in sales to the United States, down 23% or $26.3 million, due mainly to order backlog from the second quarter of the prior year sold in the third quarter. Most of the sales decline was in wireless communication test equipment as well as general-purpose equipment such as oscilloscopes and logic analyzers, reflecting the effects of the Asian economic crisis, including its effects on other regions of the world, and softness in the semiconductor industry. Orders for the quarter were $187.5 million, down 5% or $9.0 million from $196.5 million in 1998. The order decline resulted mainly from declines of $5.2 million in orders from both the United States and Europe offset in part by an increase in orders from the Pacific of 22% or $4.6 million. The same negative market conditions that affected sales affected orders.

Measurement sales decreased by 1% or $2.3 million sequentially during the third quarter of 1999 as compared to the second quarter. Japan and the Pacific posted sequential growth due to increased sales associated with the fiscal year ends of customers in these regions. The United States realized a decrease in sales of 12% or $12.2 million due to the effects of the Asian economic crisis continuing to impact the United States economy and softness in the semiconductor industry. Orders decreased by 6% or $12.8 million sequentially during the third quarter. Declining orders from all other regions offset an increase in orders from Japan associated with customers' fiscal year ends. Europe experienced the largest sequential decline in orders, down 23% or $14.9 million, due mainly to a high level of orders in the second quarter for a newly-released product that did not ship until the third quarter.

Color Printing and Imaging sales were $197.6 million, up 8% or $13.9 million from $183.7 million during the same period in 1998, primarily due to a 59% increase in unit sales offset in part by a decrease in average sales price per unit. The increase in unit sales is attributable mainly to the shipment of the Phaser 740, a laser printer introduced during the second quarter. Shipments of other products introduced during the second quarter were delayed until late in the second quarter or during the third quarter. Sales were strong in all regions, except Japan, with a particularly large increase in sales to Europe of 19% or $11.2 million. Orders for the quarter were $159.8 million, down 8% or $13.4 million from the third quarter of 1998. The decline in orders was experienced across all regions except the Pacific, which contributed a 50% or $3.4 million increase. The largest order decline was realized in Europe, down 17% or $9.0 million due to lower average sales price per unit and a decline in unit orders of laser printers.

Color Printing and Imaging sales increased by 24% or $38.3 million sequentially during the third quarter of 1999 as compared to the second quarter, while orders decreased 26% or $55.0 million during the same period. During the second quarter, the Company received orders for its newly-introduced printer products, although these new printers did not begin shipping until late in the second quarter or during the third quarter. As a result of the timing of shipment of the products, orders were backlogged in the second quarter and the orders were filled and sales were recognized in the third quarter. Both the increase in sales and the decrease in orders were realized across all geographies.

Video and Networking sales were $70.3 million, down 25% or $23.4 million from sales of $93.7 million in 1998. The sales decline was realized across all geographies and nearly all product lines. Approximately $13.3 million of the decline was due to the Company's divestiture of the Network Displays business in December 1998, with the remainder due mainly to discounting actions taken in response to intense competition and market softness in the broadcast industry. These conditions primarily affected sales of Grass Valley products and digital storage products. Orders were down 31% or $28.1 million compared to the third quarter of 1998. The decline was realized across all geographies except the Pacific where orders increased 93% or $4.5 million. A decrease of approximately $17.3 million in orders resulted from the Company's divestiture of the Network Displays business, with the remainder due mainly to the same unfavorable market conditions that affected sales. The business division realized an operating loss for the quarter.

Video and Networking sales increased 4% or $2.4 million sequentially over the second quarter of 1999, due mainly to the generation of sales through the distribution and joint technology alliance formed with Avid Technology during the second quarter. Sales of Grass Valley products and digital storage products continued to decline, down 20% or $4.5 million and 10% or $1.9 million, respectively, during the quarter. Orders decreased 5% or $3.1 million during the same period, the net result of declines in orders from Europe and Japan, offset in part by increases in orders from the other geographies. Declines in orders for Grass Valley products and digital storage products led the overall order decline.

The Company's gross profit decreased 16% or $35.8 million from the third quarter of 1998 to $189.1 million as a result of declining sales and lower margins. As a percentage of net sales, gross profit decreased from 43.4% to 40.2%. Measurement gross margin remained consistent with the third quarter of the prior year, while Color Printing and Imaging and Video and Networking margins declined. Color Printing and Imaging gross margin decreased due mainly to lower sales prices on printer products. Video and Networking gross margin decreased due to discounting actions taken in response to intense competition, as well as fixed costs of sales on lower sales volume.

Operating expenses decreased by $16.0 million from the third quarter of 1998 due mainly to a decrease in selling, general and administrative expenses and research and development expenses. Selling, general and administrative expenses were $116.2 million for the quarter, a decrease of 6% or $7.0 million from the same period in 1998 as a result of actions taken by the Company to remove expenses from the cost structure. Research and development expenses decreased 16% or $8.7 million to $44.3 million due to the discontinuation of certain product lines and other cost reduction efforts.

Income tax expense decreased from $16.9 million for the third quarter of 1998 to $6.8 million for the current quarter as a result of decreased earnings before taxes. The estimated annual effective rates used to calculate income taxes were 32% in 1999 and 33% in 1998.


                              RESULTS OF OPERATIONS


                     Three Quarters Ended February 27, 1999

                                       vs.

                     Three Quarters Ended February 28, 1998


The Company recognized a net loss of $76.0 million, or $1.59 per share, during the first three quarters of fiscal year 1999. Results for the first three quarters reflect pre-tax charges of $120.5 million ($82.0 million after taxes, or $1.71 per diluted share), including restructuring charges of $109.2 million and other non-recurring charges of $11.3 million for related actions. These charges resulted from the Company's announcement and implementation of a series of actions intended to align worldwide operations with current market conditions and to improve the profitability of its operations. The Company expects that, when fully implemented, these actions will reduce ongoing annual costs by approximately $70.0 million. The actions include a net reduction of approximately 10% of the Company's worldwide workforce, the exit of certain facilities and the streamlining of product and service offerings. Management expects that the majority of the actions will be completed by the end of the second quarter of fiscal year 2000 and expects to require $60.0 million in cash to be used in connection with actions not yet completed, primarily for severance and lease cancellations.

Major actions are summarized below by each of the three business divisions. Measurement's service business is being consolidated from several depots in the United States and Europe into two depots in the United States and one in Europe. This consolidation will result in headcount reduction and the write-down and disposal of redundant inventory. These actions are in process and will be completed in the first quarter of fiscal year 2000. Measurement closed the Bend, Oregon manufacturing facility during the third quarter and consolidated that process into its Beaverton, Oregon facilities. This action resulted in headcount reduction and lease settlements. Measurement will reduce headcount primarily in manufacturing over the next two quarters in response to lower sales. Color Printing and Imaging has discontinued three product lines - wide format, dye sublimation and B-size solid ink. This action resulted in a write-off of inventory that was disposed of during the third quarter. Color Printing and Imaging will reduce headcount primarily in manufacturing during the next two quarters. Video and Networking has discontinued development, manufacturing, and sales of non-linear digital editing products sold under the Lightworks name. This decision resulted in headcount reductions, write-offs of disposed inventory, incremental sales returns and bad debts and costs to fulfill commitments to deliver software enhancements on previously sold product. These actions were in process in the third quarter and will be completed by May 1999. Outside of the divisions, selective involuntary terminations have occurred and will occur throughout corporate functions and in the Company's foreign subsidiaries through the second quarter of fiscal year 2000.

The non-recurring charges include a $6.5 million charge to sales for expected returns of discontinued products and $27.7 million in charges to cost of sales for the write-off of excess inventory resulting from discontinued product lines and consolidation of service centers worldwide. These two charges resulted in a decrease in gross profit of $34.2 million. Also included in the non-recurring charges are $4.0 million in research and development expense to complete customer committed software upgrades in discontinued product lines, $0.8 million in charges to bad debt expense for doubtful accounts with balances related to discontinued products, $54.7 million in severance expense related to employee separation, $12.0 million in charges to facilities for lease cancellation fees and $14.8 million in charges to long-term assets associated with discontinued product lines. The $11.3 million of related actions consists of the charge to sales, the charge to research and development, and the charges to bad debt expense, while the remaining charges comprise the $109.2 million in restructuring charges. Excluding these charges, the Company would have realized $6.0 million in net income for the first three quarters of fiscal year 1999.

Results for the first three quarters of fiscal year 1998 were net earnings of $39.7 million, or $0.77 diluted earnings per share, including non-recurring charges of $79.0 million. See "Non-recurring Charges" in the Notes to Condensed Consolidated Financial Statements.

Sales for the first three quarters of 1999 were $1,321.8 million after the non-recurring charge to sales of $6.5 million. Excluding the charge, sales were $1,328.3 million, down 13% or $199.6 million from sales for the same period in 1998. Sales were down in all geographies except Europe, which posted modest increases over 1998. Japan experienced the largest decrease in sales, down 44% or $48.4 million from the first three quarters of 1998. Orders were down approximately 9% overall for the first three quarters of 1999. The United States experienced the largest decrease in orders, down 10% or $70.0 million, while Europe experienced the only increase, up 3% or $12.7 million.

Measurement sales for the first three quarters of 1999 were $614.3 million, down 14% or $101.3 million from sales of $715.6 million in the first three quarters of 1998. The decline was realized across all geographies, except Europe, which was up 9% or $13.9 million. The largest decline was experienced in sales to the United States, down 20% or $71.3 million, with an additional decline in Japan, down 38% or $27.0 million. Most of the sales decline was realized in wireless communication test equipment as well as general-purpose equipment such as oscilloscopes and logic analyzers, reflecting the effects of the Asian economic crisis, including its effects on other regions of the world, and softness in the semiconductor industry. Orders for the three quarters were $567.6 million, down 11% or $68.5 million from $636.1 million in 1998. The decline in orders was experienced across all geographies except Europe, which posted an order increase of 12% or $16.4 million. The most significant decreases were realized in the United States and Japan at 16% or $50.0 million and 32% or $20.2 million, respectively, lower than the prior year.

Color Printing and Imaging sales were $512.3 million, down 2% or $12.7 million from $525.0 million during the same period in 1998, due mainly to a decrease in sales price of its printers and cautionary capital spending early in the fiscal year. Sales to Europe increased 7% or $11.1 million, but were offset by declines in Asia, down 58% or $14.2 million in Japan and 29% or $10.9 million in the Pacific. Orders year to date were $531.0 million, up 8% or $36.9 million over 1998, due mainly to positive market response to printer products introduced during the second quarter of 1999. Increases in orders from the United States, Americas and Europe were partly offset by decreases in Japan of 33% or $5.1 million and the Pacific of 12% or $3.8 million.

Video and Networking sales were $195.2 million, down 32% or $92.1 million from sales of $287.3 million in 1998. Orders were also down 33%, or $93.1 million compared to the first three quarters of 1998. The decline in both sales and orders was realized across all geographies and nearly all product lines as a result of the Company's divestiture of the Network Displays business, discounting actions taken in response to intense competition and market softness in the broadcast industry.

The Company's gross profit decreased 19% or $118.6 million from 1998 to $499.6 million as a result of declining sales and lower margins. As a percentage of net sales, gross profit decreased from 40.5% to 37.8%. Excluding non-recurring charges, gross profit decreased 19% or $122.8 million, and gross profit as a percentage of sales decreased from 43.0% to 40.2%. Measurement gross margin remained consistent with the prior year, while Color Printing and Imaging and Video and Networking margins declined. Color Printing and Imaging gross margin decreased due mainly to lower sales prices on printer products. Video and Networking gross margin decreased due to discounting actions taken in response to intense competition, as well as fixed costs of sales on lower sales volume.

Operating expenses increased by $37.6 million over the first three quarters of 1998 due to an increase in non-recurring charges, loss on equity investments, and increased research and development expenses, partly offset by a decrease in selling, general and administrative expenses. Non-recurring charges increased $41.0 million over those incurred during the first three quarters of 1998, while loss on equity investments increased $9.3 million. Research and development expenses increased by $3.5 million to $152.8 million, mainly due to non-recurring charges of $4.0 million and costs incurred in the development of new products introduced during the second quarter of 1999. Selling, general and administrative expenses were $358.5 million for the three quarters, including non-recurring charges of $0.8 million, a decrease of 4% or $16.2 million from the same period in 1998 as a result of actions taken by the Company to remove expenses from the cost structure.

Income taxes decreased significantly from expense of $19.6 million for the first three quarters of 1998 to benefit of $35.8 million for the same period in 1999 as a result of decreased earnings before taxes, including the income tax benefit realized relating to the non-recurring charges recorded during the second quarter of 1999. The estimated annual effective rates used to calculate income taxes were 32% in 1999 and 33% in 1998.

                               FINANCIAL CONDITION


At February 27, 1999, the Company had $36.0 million of cash and cash equivalents and bank credit facilities totaling $460.6 million, of which $209.7 million was unused. Unused facilities include $108.7 million in lines of credit and $101.0 million under revolving credit agreements with United States and foreign banks. The Company amended its credit agreement with Morgan Guaranty Trust Company of New York, as agent, effective November 28, 1998, to exclude certain charges from covenant calculations.

The Company realized a decrease in working capital of $195.1 million from the end of 1998. Current assets decreased $59.4 million during the three quarters, with cash and cash equivalents decreasing $84.5 million, accounts receivable decreasing $73.6 million, inventory increasing $47.3 million, and other current assets increasing $51.4 million. Cash and cash equivalents decreased $84.5 million while short-term debt increased $132.8 million, for a total of approximately $217.3 million of cash consumed year to date. Cash requirements included the repurchase of approximately 3.6 million common shares for $85.5 million, capital expenditures of $80.6 million, dividends of $17.3 million, severance of $15.8 million, and other operating, investing and financing requirements. Accounts receivable decreased since the end of 1998 due to a general decrease in sales during the period as well as a high volume of sales during the last few weeks of 1998. Inventory increased as a result of the ramp-up of components and finished goods relating to printer products introduced at the end of the second quarter. Other current assets increased primarily from an increase in net current tax benefits due to timing differences on taxes related to restructuring actions, payment of taxes on 1998 earnings, and the tax benefit related to the net loss realized fiscal year to date. Current liabilities increased $135.6 million during the first three quarters of 1999, with an increase in short-term debt of $132.8 million, an increase in accounts payable of $8.7 million, and an increase in deferred revenue of $3.5 million, offset in part by a decrease in accrued compensation of $9.4 million. Accounts payable increased as a result of current liabilities associated with non-recurring charges as well as the Company's ability to negotiate more favorable payment terms with a major supplier. Deferred revenue increased due to an increase in service agreements associated with sales. Accrued compensation decreased due to payment of year-end accruals of incentives and commissions, offset in part by the restructuring reserve.

Other long-term assets decreased $18.9 million from the sale of investments, a slight decline in the market values of remaining investments held for sale, and the recognition of losses on investments accounted for under the equity method. Shareholders' equity decreased by $180.9 million from the end of 1998 due to the loss of $76.0 million, dividends of $17.3 million, a net decrease of $83.7 million in paid-in capital, including issuance, repurchase and forfeiture of common shares as well as a stock option exchange, a $9.4 million decrease in unrealized holding gains and a $5.5 million increase in the accumulated currency translation adjustment. The decrease in unrealized holding gains resulted principally from the sale of assets.

YEAR 2000 UPDATE

Tektronix, Inc.'s Year 2000 Program ("Program") is proceeding as planned. The Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. To improve access to business information through common, integrated computing systems across the Company, Tektronix began a worldwide business systems replacement program with an enterprise system that uses programs primarily from Oracle Corporation. This new enterprise system makes substantially all of the Company's business computer systems year 2000 ready, and is now fully installed. Other information technology projects have not been delayed due to the implementation of the Year 2000 Program.

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

The identification and prioritization phase of the Program is substantially complete. The Company is performing the remediation and testing phases of the Program. This phase is on schedule and the Company estimates that overall, approximately 85% of the planned activities related to the three major sections have been completed at March 31, 1999. The testing phase is ongoing as hardware or system software is remediated, upgraded or replaced. Remediation and testing of internal systems is expected to be completed by June 1999. Contingency planning is in process for all three sections and is scheduled for completion by September 1999.

The Company's products that are not year 2000 ready have been identified, and as a part of the remediation phase of the Program, the Company has determined to what extent upgrades will be made available to make them ready. Most product remediation is now complete, with any remaining remediation to be completed by June 1999. All newly introduced products will be year 2000 ready. The Company maintains a web-site for customers to review product readiness, including product upgrades, customer serviceable fixes, and non-compliant products for which upgrades will not be available.

The Company is in the process of assessing whether products or services provided by external suppliers will be interrupted as a result of their failure to address the year 2000 problem. To determine their preparedness, the Company has joined the High Tech Consortium, LLC (HTC). This is a consortium of approximately 15 other high technology companies, organized for the purpose of assessing the readiness of common or shared suppliers. HTC has developed an assessment methodology for suppliers. The supplier certification process includes written representations from suppliers regarding their year 2000 readiness programs, as well as onsite reviews. Many of Tektronix' material suppliers will be included in the HTC assessment process. Those that are not will be reviewed individually to determine what assurances can be obtained regarding their readiness.

Costs

Costs associated with modifications to become year 2000 ready, as well as the total cost of the Year 2000 Program (but not including the costs of the Oracle enterprise system), are estimated as follows:

Costs incurred through February 27, 1999                           $   581,000
Estimated remaining costs                                            1,116,000
                                                                    ----------
Total costs                                                        $ 1,697,000
                                                                    ==========

The total costs associated with required modifications to become year 2000 ready, as well as the total cost of the Year 2000 Program, are not expected to be material to the Company's financial position or operating results.

Risks

The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Program is expected to significantly reduce the Company's level of uncertainty about the year 2000 problem and, in particular, about the year 2000 compliance and readiness of its material third-party suppliers. The Company believes that, with the implementation of new business systems and completion of the Program as scheduled, the possibility of significant interruptions of normal operations should be reduced.

The above contains forward-looking statements including, without limitation, statements relating to the Company's plans, strategies, objectives, expectations, intentions and resources are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the Year 2000 Update should be read in conjunction with the Company's disclosures under the heading:
"Forward-looking Statements."


FORWARD-LOOKING STATEMENTS

Statements and information included in this Form 10-Q that relate to the Company's goals, strategies and expectations as to future results and events are based on the Company's current expectations. They constitute forward-looking statements subject to a number of risk factors that could cause actual results to differ materially from those currently expected or desired. As with many high technology companies, risk factors that could cause the Company's actual results or activities to differ materially from these forward-looking statements include, but are not limited to: worldwide economic and business conditions in the electronics industry, including the continuing effects of the Asian economic crisis on demand for the Company's products; competitive factors, including pricing pressures, technological developments and new products offered by competitors; changes in product and sales mix, and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products, and market acceptance of these products; the availability of parts and supplies from third party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult; and other risk factors listed from time to time in the Company's Securities and Exchange Commission reports and in press releases.

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

Forward-looking statements in this report speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  Exhibits

         (27) (i.)  Financial Data Schedule.

    (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


April 12, 1999                         TEKTRONIX, INC.



                                       By CARL W. NEUN
                                          --------------------------------------
                                          Carl W. Neun

                                          Senior Vice President and

                                          Chief Financial Officer