Form 10-K
period 1999-05-29
TEKTRONIX INC
filed 1999-08-26
CIK 96879

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-K

  [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 29, 1999 or

  [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
         Title of each class                        which registered
      -------------------------                --------------------------
            Common Shares,                       New York Stock Exchange
          without par value

      Series A No Par Preferred                  New York Stock Exchange
        Shares Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $879,268,521 at August 2, 1999.

    At August 2, 1999 there were 47,077,115 Common Shares of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

                                               Part of 10-K into
        Document                               which incorporated
        --------                               ------------------
        Registrant's Proxy Statement           Part III
        dated August 20, 1999

        1999 Annual Report to Shareholders     Parts I, II and IV

================================================================================

                                     PART I

Item 1.  Business.

     Tektronix is an Oregon corporation organized in 1946. Its principal executive offices are located at 26600 S.W. Parkway Avenue, Wilsonville, Oregon 97070, approximately 18 miles south of Portland. Its telephone number is (503) 627-7111. References herein to "Tektronix" or the "Company" are to Tektronix, Inc. and its wholly-owned subsidiaries, unless the context indicates otherwise.

     Tektronix manufactures and distributes electronic products within three broad segments through three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. Measurement products include a broad range of instruments designed to allow an engineer or technician to view, measure, test or calibrate electrical circuits, mechanical motion, sound or radio waves. Color Printing and Imaging products include a comprehensive line of computer network capable color printers, ink and related supplies. Video and Networking products include video distribution, production, storage and newsroom automation products.

     On June 24, 1999, Tektronix, Inc. announced that its Board of Directors approved a plan to separate the Company into two independent publicly traded companies. One will contain Tektronix' Measurement Business Division, and the other will contain the Color Printing and Imaging Division. Tektronix plans an initial public offering for approximately 15% of the new color printing and imaging company prior to the end of the current fiscal year. The remaining shares would be distributed to Tektronix shareholders at some time after the offering.

     On August 9, 1999, the Company announced that it had reached an agreement to sell substantially all of the Company's Video and Networking Division, excluding the VideoTele.com product family, to a private investment group. The VideoTele.com product family merged into the Measurement Business Division effective May 30, 1999. The new privately held company will be named Grass Valley Group Inc., and Tektronix will hold a 10 percent equity interest. The companies have signed a tentative agreement, subject to adjustments at the date of consummation, and expect to close the transaction by the end of September 1999.

                                    Products
                                    --------

     The table below sets forth the business divisions' contributions to total net sales of the Company for the last three fiscal years (in thousands of dollars).

                 Measurement           Color Printing            Video and
                   Business              and Imaging             Networking
             -------------------     -------------------     -------------------
                Amount   Percent        Amount   Percent        Amount   Percent
             ---------   -------     ---------   -------     ---------   -------
1997         $ 852,827     44.0%     $ 638,456     32.9%     $ 448,799     23.1%
1998         $ 962,858     46.2%     $ 728,697     34.9%     $ 394,247     18.9%
1999         $ 844,882     45.4%     $ 725,354     39.0%     $ 291,254     15.6%

     Revenues, earnings from operations and other financial data of the Company's business segments for the three years ended May 29, 1999, are set forth on page 34 of the Company's 1999 Annual Report to Shareholders and are incorporated herein by reference.

                          Measurement Business Products
                          -----------------------------

     Tektronix has provided high quality test and measurement equipment for more than fifty years. Because of their wide range of capabilities Measurement Business products are used in a variety of applications, including research, design, testing, installation, manufacturing and service in the semiconductor, computer, telecommunications, video, communication network, aerospace, consumer electronics and education industries.

Semiconductors and Computers

     Tektronix' Measurement Business products, including oscilloscopes and logic analyzers are used by customers in connection with the development of high-performance semiconductors and computers.

     o Tektronix pioneered the development of high precision oscilloscopes over 50 years ago and holds the leading market share in this category. The oscilloscope is the primary debug tool for the design engineer. Oscilloscopes are used when an electrical signal needs to be viewed, measured, tested or verified. Tektronix oscilloscopes are available in a wide range of configurations (handheld to desktop), bandwidths and other performance characteristics. Tektronix has designed a substantial portion of its oscilloscope product line to provide consistent "architecture." This consistency allows customers reduced learning time and reduces the time required by the Company to develop new products. Oscilloscopes are useful across a wide range of industries in manufacturing, test and design applications and can be adapted to measure mechanical motion (vibration), sound, light, heat, pressure, strain and velocity.

          Introduced by Tektronix in fiscal 1999, the next generation Digital Phosphor Oscilloscope technology gives design engineers a new tool for quickly finding faults in complex electronic circuits, such as those in cell phones, pagers, high speed modems and embedded digital electronics.

     o Logic analyzers are also important debug tools for the design engineer to capture, display and examine streams of data coded as binary digits
          (bits), including streams that occur simultaneously over many channels. Tektronix logic analyzers, the TLA 700 series, utilize Microsoft's Windows operating system and offer performance leadership to develop next generation microprocessor systems and high speed computer architectures.

Communications and Video

     Reliable, accurate, and repeatable testing is the only way to offer high quality links that support ever-expanding communications services. The products developed by companies in the semiconductor and computer industries are critical components of products created by communications and video equipment manufacturers. Tektronix Measurement Business products, including protocol analyzers, transmission test sets, radio frequency (RF) analyzers and digital video test products are used in the communications and video industries.

     o The Tektronix protocol analysis product line was acquired from Siemens in 1997. These industry-leading products monitor and simulate the exchange of data between telecommunications and information technology facilities, measuring and testing standardized interfaces of network components and instruments.

     o Transmission test products help operators verify network functionality from the physical to the protocol layers. Tektronix offers a full complement of communications test sets for optical DWDM systems to ensure transmission quality. For optical-layer testing, Tektronix provides optical spectrum analyzers, power meters, optical time domain reflectometers (OTDRs), and wave length meters. Products used for physical-layer test include oscilloscopes, BERTs, O/E converters, and logic analyzers. Link-layer test equipment includes the ST2400 SDH/SONET Test Set and the CTS850 SDH/PDH and Jitter/Wander Test Set.

     o RF analyzers display and measure signal amplitude versus frequency rather than amplitude versus time (as is the case for oscilloscopes). These products are used to design, check and adjust communications transmitting and receiving equipment. In addition to manufacturing its own line of RF analyzers, Tektronix sells and supports the wireless RF test products from Rohde & Schwarz in the United States, Canada and Mexico. In particular, these products provide solutions in the areas of Personal Communications Services (PCS) mobile phones and base stations. Tektronix also distributes RF test products from Advantest in the United States, Canada and Mexico.

     o Digital video test products include MPEG digital video compression testers and picture quality analysis and monitoring products. Tektronix also offers the broadest line of digital test and measurement instruments for video and audio, ranging from handheld devices to full rack instruments. Tektronix has a long history with the television broadcast industry and has been awarded eight Emmy awards for technical excellence.

Communication Network Operations

     As the telecom industry evolves to digital video and Internet-based data networks, operators must be able to perform complete compliance testing for the many standards that govern telecom transmission -- on the physical, transmission, protocol, and other layers. The equipment created by communications and video equipment manufacturers is used by the communications network operators to operate the global networks that carry Internet, video and wired/wireless voice traffic. Many Tektronix Measurement Business products, including cable and fiber optic test products, network monitoring, and high quality streaming video products, are used in this industry, with equipment manufacturers recommending test products that are appropriate for the installation and maintenance of the communications and video equipment they produce.

     o Tektronix network monitoring technologies and related product lines were acquired in February 1999 from Necsy SpA, located in Padova, Italy. These products perform services designed to measure voice, data and fax transmission quality for fixed and mobile networks. Other products include systems to stress mobile networks from air interface to base station and perform tests for software verification, load, roaming and system integration for all components in the system.

     o VideoTele.com products support the transmission, storage and distribution of video over networks, addressing the growing need to move digital video data. The VideoTele.com (VTC) business within the Measurement Business Division provides high quality streaming video products to networking, telecommunications and broadcast service providers who deploy broadcast-quality video through their standard network infrastructure for remote video collaboration and video trunking.

                       Color Printing and Imaging Products
                       -----------------------------------

     Tektronix' color printing and imaging products include color printers and related supplies. Color printers produce full color hard copies of images produced by personal computers, workstations and terminals. The use of color in computing and printing has been stimulated by enhancements in the underlying microprocessor technology of personal computers and workstations, by large system and peripheral storage capabilities, by enhancements in computer display capability, and by the increased use of the Internet and business intranets. As businesses look to enhance productivity and corporate branding and identity, they are increasingly depending on fast color printing for a wide range of documents, including letterhead, presentations created by computer programs such as Microsoft's PowerPoint, printed Web pages and newsletters.

     Tektronix has been manufacturing and distributing color printers for over thirteen years. Early users were graphics artists, engineers and scientists. Workgroup office users have now become significant users of the Company's color printers. The Company's Phaser(R) printers, are compatible with the industry standard Adobe PostScript page description language, which specifies how an image is transferred to hard copy. By adopting the PostScript standard, color printers can be used in conjunction with a wide range of third-party graphics software. Phaser color printers utilize laser technology and a proprietary printing technology that consumes solid ink sticks marketed as ColorStix(R). The solid ink, of the Company's own formulation, is melted and then jetted onto paper. This technology produces vivid and stable images, allows printing on plain rather than coated paper, and can be applied to a wide range of sizes and gauges of paper. Solid ink color printers combine laser-class speed, low cost per page, and high quality output. Tektronix' printers are controlled by software designed and implemented by the Company.

     Color printing products include:

     o The Phaser 740 and 780 color laser printers and the Phaser 840 color solid ink printer with a variety of configurations designed to meet customer needs from general office use to graphics design.

     o Related supplies, including solid ink, transparencies, and laser toner cartridges.

                          Video and Networking Products
                          -----------------------------

     Driven by government mandates for digital signal transmission, emerging opportunities in cable and digital satellite channels, and the rise of the Internet as a content-distribution medium, broadcasters and video professionals are steadily converting their content production and distribution facilities from analog to digital technologies. With airtime worth hundreds of thousands of dollars per second and viewers willing to switch channels at the first hint of an interruption, these facilities must have high levels of reliability and performance. Tektronix' video products are used in the transition to digital at major broadcast outlets and video production companies around the world.

     The Company's video products, which are produced at its facilities in Nevada City, California, are used by the television industry for production and distribution of digital content or programming. Tektronix offers award-winning production equipment, including switchers, routers, modular products, and digital video servers.

     Tektronix Grass Valley brand of production switchers take video signals from a variety of sources (for example, archived video from a Tektronix Profile(R) digital video server, shots from a camera in the field, and another set in the studio), combine or mix them with effects (such as the background behind a weatherman), and send them to different places in the studio or actually air them. Tektronix Grass Valley routing or master control products provide a central point for video, audio and data to enter and then be switched to another location. Signals from various sources (for example, cameras, digital disks, VTRs, etc.) in broadcast facilities need to be "routed" to other locations to create a finished product. Tektronix Grass Valley modular products are sometimes referred to as facility "glue," because they combine video signals coming into, going out of, and moving around television facilities. Modular products are relatively small and inexpensive devices that fall into a number of general categories (for example, distribution amplifiers, timing products, converters such as encoders and decoders, and signal processors). Modular products convert, translate, distribute and process various video and audio signals so that they may be used by other devices.

     Tektronix' Profile digital video server is used in the worldwide broadcast/video digital transition. The Profile digital video server is basically a computer-based digital video recorder which eliminates manual exchange of and maintenance costs associated with video tapes. The Profile digital video server saves time for deadline-driven journalists and broadcasters who need to instantaneously and simultaneously view and edit material. For example, the server allows the editing and playback of stories and highlights while they are being fed from the field to the station. Profile's ability to store and manipulate vast amounts of video "data" is key to helping broadcasters, cable networks, direct-to-home satellite services, and professional TV production facilities make the transition to digital. Profile products also contribute to creating network revenue, as they are used to insert commercials into broadcasts and to "regionalize" national broadcasts for local audiences.

     Video and networking products include:

     o Video distribution products covering multiple video formats used by the broadcast industry in standard and high-definition television, including master control switchers and routing and control systems.

     o Video production products used by broadcasters and their production artists for live broadcast, mobile news, sports production and post-production applications, including video production switchers and video editing and special effects tools.

     o Profile digital video servers used for signal storage and media access.

     o Newsroom automation products. These products are primarily manufactured by Avstar Systems, LLC and distributed exclusively by Tektronix.

     During the second quarter of fiscal 1999, the Company sold to Network Computing Devices, Inc., the assets associated with the Network Displays business unit of the Video and Networking Division.

     During the third quarter of fiscal 1999, the Company entered into an agreement with Avid Technology, Inc. to jointly form Avstar Systems, LLC, a venture to fund and develop newsroom computer systems and related software applications by combining companies' newsroom computer systems technology and personnel. Avstar Systems products are available exclusively through Tektronix' worldwide sales channels.

     During fiscal 1999, Video and Networking discontinued development, manufacturing and sales of non-linear digital editing products sold under the Lightworks name.

                                  Manufacturing
                                  -------------

     During fiscal 1994, the Company sold its integrated circuits operation to Maxim Integrated Products, Inc. (Maxim) and transferred its hybrid circuits operation to a joint venture with Maxim. In early 1995, the Company completed the sale of approximately 65% of the stock of its printed circuit board operation in the initial public offering of Merix Corporation. As a result of these activities and other component operation divestitures, the Company's manufacturing operations are no longer highly integrated. The Company purchases components from each of the aforementioned companies. Tektronix currently holds 27% of the outstanding common stock of Merix.

     Tektronix also purchases raw materials, additional components, data processing equipment and computer peripheral devices for use in its products and systems from a variety of third-party suppliers. Although supply shortages are experienced from time to time, the Company currently believes that it will be able to acquire the required materials and components as needed. Because some of these components are unique, disruptions in supply can have an effect on the Company's manufacturing operations.

     Tektronix owns substantially all of its manufacturing facilities. Its primary manufacturing facilities are located in or near the Portland, Oregon metropolitan area. Additional software and product development occurs in Boston, Massachusetts and Bangalore, India. Some of Tektronix' products, components and accessories are assembled in the People's Republic of China. A logistics center is maintained in Heerenveen, The Netherlands. Grass Valley products are manufactured in Nevada City, California. In June of 1998, the Company purchased certain assets of CAM Advanced Technologies (M) Sdn Bhd, a printer component manufacturer with manufacturing facilities in Penang, Malaysia. The acquisition allows for lower cost color printer component manufacturing capacity. Telecommunications test products are manufactured at a plant in Berlin acquired in connection with the purchase from Siemens described above. See Item 2, "Properties," for additional information regarding the Company's manufacturing facilities.

     Certain Tektronix products are manufactured for the Japanese market at a plant in Gotemba, Japan by Sony/Tektronix Corporation, a Japanese corporation equally owned by Tektronix and Sony Corporation. Sony/Tektronix also designs and manufactures arbitrary waveform and function generators and benchtop semiconductor testers for sale worldwide by Tektronix.

                             Sales and Distribution
                             ----------------------

     Tektronix maintains its own worldwide sales and field maintenance organization, staffed with technically trained personnel. Sales in the United States, Canada, Brazil, the United Kingdom, Germany, France, Italy, Poland, Spain, The Netherlands, Belgium, Sweden, Denmark, Norway, Finland, Switzerland, Australia, Austria, Hong Kong, Taiwan, Korea, Singapore, China, India, Argentina and Mexico are made through the Company, its subsidiaries and their field offices, or independent distributors and resellers located in principal market areas. Certain of the Company's independent distributors also sell products manufactured by the Company's competitors. Except for Grass Valley and VTC products, sales in Japan are made by Sony/Tektronix Corporation. Grass Valley products are sold in Japan through a subsidiary. Tektronix' principal customers are electronic and computer equipment component manufacturers and service providers, communications companies, private industrial concerns engaged in commercial or governmental projects, military and nonmilitary agencies of the United States and of foreign countries, public utilities, educational institutions, radio and television stations and networks, graphics arts companies and users of sophisticated office products. Certain products are sold to both equipment users and original equipment manufacturers.

     Most Tektronix product sales are sold as standard catalog items. Tektronix attempts to fill its orders as promptly as possible.

     At May 29, 1999, Tektronix' unfilled product orders amounted to approximately $137 million, as compared to approximately $134 million at May 30, 1998. Tektronix expects that substantially all unfilled product orders at May 29, 1999 will be filled during its current fiscal year. Orders received by the Company are subject to cancellation by the customer.


                               International Sales
                               -------------------

     The following table sets forth the breakdown between U.S. and international sales, based upon purchaser location, for each of the last three fiscal years (in thousands of dollars):

                   U.S. Sales           International Sales
             ---------------------     ---------------------
                  Amount   Percent          Amount   Percent
             -----------   -------     -----------   -------
1997         $ 1,027,294     53.0%     $   912,788     47.0%
1998         $ 1,077,649     51.7%     $ 1,008,153     48.3%
1999         $   946,036     50.8%     $   915,454     49.2%

     See "Business Segments" in the Notes to Consolidated Financial Statements on page 34 of the Company's 1999 Annual Report to Shareholders, containing information on sales and long-lived assets by geographic area (with sales based upon the location of the purchaser), which is incorporated by reference.

     Tektronix products are sold worldwide. European sales are made principally to customers in Germany, France, the United Kingdom, Switzerland, Italy, Spain, Sweden, and The Netherlands. Other international sales are principally to customers located principally in Japan, Korea, Canada, Australia, the People's Republic of China and Hong Kong. International sales include both export sales from the United States and sales by non-U.S. subsidiaries. Fluctuating foreign currency exchange rates and other factors beyond the control of Tektronix, such as the stability of international monetary conditions, tariff and trade policies and domestic and foreign tax and economic policies, affect the level and profitability of international sales. The Company does not believe it is materially exposed to foreign currency exchange rate fluctuation, although the Company is unable to predict the effect of these factors on its business. The Company hedges certain foreign currency exchange rate exposures in order to minimize their impact.

                            Research and Development
                            ------------------------

     Tektronix operates in an industry characterized by rapid technological change, and research and development are important elements in its business. Expenditures for research and development during fiscal years ended May 31, 1997, May 30, 1998 and May 29, 1999 amounted to approximately $188,192,000, $203,312,000 and $204,655,000, respectively. Substantially all of these funds were Company generated.

     Research and development activities are conducted by research and design groups and specialized product development groups within the three business divisions. These activities include: (i) research on basic devices and techniques (ii) the design and development of products and components and specialized equipment and (iii) the development of processes needed for production. Most of Tektronix' research and development is devoted to enhancing and developing its own products.

                        Patents and Intellectual Property
                        ---------------------------------

     It is Tektronix' policy to seek patents in the United States and appropriate foreign countries for its significant patentable developments. However, electronic equipment as complex as most of Tektronix' products is generally not patentable in its entirety. The Company also seeks to protect significant trademarks and software through trademark and copyright registration. The Company has entered into license arrangements for components important to the manufacturing of some of its printers. The Company's printer business relies on an integrated strategy of licensed and internally developed technology to produce its industry-leading products. This technology includes software, equipment, printing processes and ink developments. As with any company whose business involves intellectual property, Tektronix is subject to claims of infringement. There are no material pending claims.


                                   Competition
                                   -----------

     The electronics industry continues to become more competitive, both in the United States and abroad. Primary competitive factors are customer service, product performance, technology, product availability and price. Tektronix believes that its reputation in the marketplace is a significant positive competitive factor. With respect to many of its products, the Company competes with companies that have substantially larger resources.

     Tektronix is the world's largest manufacturer of oscilloscopes and no single competitor offers as complete a product line. The Company is also the leader in sales of test and measurement equipment for the television industry, and a leader in the rapidly growing telecommunications market. In general, Tektronix competes with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent (formerly the measurement business of Hewlett Packard).

     Tektronix is also the leader in unit sales of office workgroup laser-class color printers, including color laser and solid ink jet color printers. While the market for color printers is currently growing rapidly, it is still much smaller than the market for monochrome printers. Moreover, it is characterized by intense and increasing competition, resulting in a competitive pricing environment. Because the market for color printers is still small compared to the market for monochrome printers, distribution of products from manufacturer to end user is less efficient. The Company expects distribution channels to expand as color hard copy becomes a more prominent feature in computer applications.

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


                                    Employees
                                    ---------

     At May 29, 1999, Tektronix had 7,571 employees, of whom 2,178 were located in foreign countries. Tektronix' employees in the United States and most foreign countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.

                                  Environment
                                  -----------

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


                        Executive Officers of the Company
                        ---------------------------------

The following are the executive officers of the Company:

                                                                      Has Served As
                                                                      An Executive
                                                                      Officer of
Name                    Position                              Age     Tektronix Since
-------------------     ---------------------------------     ---     ---------------
Jerome J. Meyer         Chairman of the Board,                61      1990
                          Chief Executive Officer
                          and President

William D. Walker       Vice Chairman of the Board,           68      1992 (also
                          Director                                    served in 1990
                                                                      and from 1969
                                                                      to 1984)

Carl W. Neun            Senior Vice President                 55      1993
                          and Chief Financial Officer

James F. Dalton         Vice President, General               40      1998
                           Counsel and Secretary

Gerald K. Perkel        Vice President and President,         43      1995
                           Color Printing and Imaging
                           Division

Richard H. Wills        Vice President and President,         44      1997
                           Measurement Business Division

Timothy E.              Vice President and                    46      1991
Thorsteinson               President, Video and
                           Networking Division

     The executive officers are elected by the board of directors of the Company at its annual meeting, except for interim elections to fill vacancies. Executive officers hold their positions until the next annual meeting, or until their successors are elected, or until such tenure is terminated by death, resignation or removal in the manner provided in the bylaws. There are no arrangements or understandings between executive officers or any other person pursuant to which the executive officers were elected, and none of the executive officers are related.

     All of the named executive officers have been employed by Tektronix in management positions for the last five years except for Mr. William D. Walker, who is not an employee of the Company and has been a director of the Company since 1980.

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

     Tektronix owns an industrial park (the "Howard Vollum Park") near Beaverton, Oregon. The Howard Vollum Park includes 20 buildings arranged in a campus-like setting and containing an aggregate of approximately 2.2 million gross square feet of enclosed floor space. A substantial portion of the Company's product manufacturing and administrative activities are located at Howard Vollum Park. Most of the Company's Measurement Business Division and a variety of the Video Networking Division products are manufactured at Howard Vollum Park. The Company leases certain excess space at the Howard Vollum Park to other corporations. The Company has entered into an agreement to sell approximately 55 acres on the Vollum site, subject to a number of contingencies. The Company owns an 8.8 acre parcel of unimproved land, located immediately to the west of Howard Vollum Park. This parcel is in the process of being sold. Within the past six months, Tektronix made a road dedication of 19 acres to Washington County.

     A facility leased in Bend, Oregon contains 42,000 square feet of vacant manufacturing space currently available for sub-lease.

     The Company's Color Printing and Imaging Division and corporate headquarters occupy four buildings containing approximately 800,000 square feet on property owned by the Company in Wilsonville, Oregon, approximately 16 miles south of Howard Vollum Park.

     Tektronix' Video and Networking Division also has operating facilities in Nevada City, California comprised of approximately 151,000 square feet on owned property. The Company has entered into an agreement to sell the Video and Networking Division and to lease the Nevada City site to the new company.

     The buildings described above were constructed after 1957. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Most manufacturing, office and engineering areas are air-conditioned.

     A 92,600 square foot logistics center leased by Tektronix is located in Heerenveen, The Netherlands. Tektronix owns a manufacturing plant for color printer components, consisting of approximately 160,000 square feet in Penang, Malaysia.

     Field offices near London (83,000 square feet) and Sydney, Australia (23,000 square feet) are located in buildings owned by the Company. Both of these offices are currently in use but are for sale. Tektronix expects to close the sales of these properties within the next six months. Field Offices in other foreign countries occupy leased premises of approximately 911,000 square feet.

     Tektronix' U.S. Sales and Service field offices aggregate approximately 239,666 square feet of leased space, of which 28,000 square feet is vacant. Tektronix also owns a facility in Nanticoke, Pennsylvania (approximately 9,000 square feet), which is leased to another company.

Item 3.  Legal Proceedings.

     There are no material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                           Forward-looking Statements
                           --------------------------

     Statements and information included in this Form 10-K that relate to the Company's goals, strategies and expectations as to future results, events and expectations are based on the Company's current expectations. They constitute forward-looking statements subject to a number of risk factors that could cause actual results to differ materially from those currently expected or desired.

     As with many high technology companies, risk factors that could cause the Company's actual results or activities to differ materially from these forward-looking statements include, but are not limited to: worldwide economic and business conditions in the electronics industry, including the continuing effects of the Asian economic crisis and its secondary effects on demand for the Company's products; competitive factors, including pricing pressures, technological developments and new products offered by competitors; changes in product and sales mix, and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products and market acceptance of these products; the availability of parts and supplies from third-party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; and the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult.

     Risk factors related to the plan to separate the Measurement and Color Printing and Imaging businesses include, but are not limited to: the ability of Tektronix to successfully separate and operate the Measurement and Color Printing and Imaging businesses and complete the strategic restructuring plan; the potential disruption in the Company's business and to its employee base during this process; risks that a proposed initial public offering for the separated Color Printing and Imaging entity and the subsequent distribution of stock to Tektronix shareholders will not be feasible or will not be successfully consummated; and risks that the Company will be unable to complete the sale of the Video and Networking Division.

     Tektronix has other risk factors in its business, including but not limited to: the Company's ability to successfully implement the strategic direction and restructuring actions announced in fiscal 1999, including reducing its expenditures; the effects of year 2000 compliance issues; the timely introduction of new products scheduled during the current year, which could be affected by engineering or other development program slippage, the ability to ramp up production or to develop effective sales channels; customers' acceptance of and demand for new products; changes in the regulatory environment affecting the transition to high-definition television within the time frame anticipated by the Company; the significant operational and strategic uncertainties the Company faces within the Video and Networking Division; and other risk factors.

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


                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

     The information required by this item is included on page 39 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.


Item 6.  Selected Financial Data.

     The information required by this item is included on page 40 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is included on pages 19 through 24 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information required by this item is included on pages 22 and 23 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

     The information required by this item is included on pages 26 through 39 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item regarding directors is included under "Board of Directors" and "Election of Directors" on pages 3 through 9 of the Company's Proxy Statement dated August 20, 1999.

     The information required by this item regarding executive officers is contained under "Executive Officers of the Company" in Item 1 of Part I hereof.

     The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 20 of the Company's Proxy Statement dated August 20, 1999.

Item 11.  Executive Compensation.

     The information required by this item is included under "Directors' Compensation" and "Executive Compensation" on pages 9 through 14 of the Company's Proxy Statement dated August 20, 1999.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is included under "Security Ownership of Certain Beneficial Owners" and "Election of Directors" on pages 1 and 2 and 7 though 9 of the Company's Proxy Statement dated August 20, 1999.


Item 13.  Certain Relationships and Related Transactions.

     None.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8 - K

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements.

     The following documents are included in the Company's 1999 Annual Report to Shareholders at the pages indicated and are incorporated herein by reference:

                                                          Page in 1999 Annual
                                                         Report to Shareholders
                                                         ----------------------
     Independent Auditors' Report                                 25
     Consolidated Statements of Operations                        26
     Consolidated Balance Sheets                                  27
     Consolidated Statements of Cash Flows                        28
     Consolidated Statements of Shareholders' Equity              29
     Notes to Consolidated Financial Statements                   30 through 39

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

          (3)  Exhibits:

               (3)(i) Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit (3) of Form 10-Q dated October 9, 1998, SEC File No. 1-4837.

                 (ii)  Bylaws, as amended.

               (4)(i) Indenture dated as of November 16, 1987, as amended by First Supplemental Indenture dated as of July 13, 1993, covering the registrant's 7-1/2% notes due August 1, 2003, and the registrant's 7-5/8% notes due August 15, 2002. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990, SEC File No. 1-4837.

                 (ii) Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

                (iii) Rights Agreement dated as of August 16, 1990. Incorporated by reference to Exhibit 1 of Form 8-K dated August 27, 1990, SEC File No. 1-4837.

             (10)+(i) 1982 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-K dated August 22, 1989, SEC File No. 1-4837.

                +(ii) Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii)of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

               +(iii) Restated Annual Performance Improvement Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

                +(iv) Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i)of Form 10-Q dated December 20, 1984, SEC File No. 1-4837.

                 +(v) Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit (10)(v) of Form 10-K dated August 20, 1996, SEC File No. 1-4837.

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

                 +(x) Amendment to Supplemental Executive Retirement Agreement (Jerome J. Meyer) dated June 16, 1998. Incorporated by reference to Exhibit (10)(x) of Form 10-K for the fiscal year ended May 30, 1998, SEC File No. 1-4837.

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

               (xiii) Non-Employee Directors' Deferred Compensation Plan, 1995 Restatement dated July 1, 1995. Incorporated by reference to Exhibit 10(xv) of Form 10-K dated August 9, 1995,
                       SEC File No. 1-4837.

               +(xiv) Non-Employee Directors Stock Compensation Plan. Incorporated by reference to Exhibit 10(xvi) of Form 10-K dated August 9, 1995, SEC File No. 1-4837.

                +(xv) Supplemental Executive Retirement Plan for named executive officers dated September 26, 1996. Incorporated by reference to Exhibit 10(xvi) of Form 10-K dated May 31, 1997, SEC File No. 1-4837.

               +(xvi) Severance and Bonus Agreement with Tim Thorsteinson, dated April 9, 1999.

              +(xvii) Amendment to Non-Employee Directors Stock Compensation Plan, effective June 23, 1999.

             +(xviii)  1998 Stock Option Plan. Incorporated by reference to
                       Exhibit 10(i) of Form 10-Q for the quarter ended August 19, 1998, SEC File No. 1-4837.

                (xix) Standstill Agreement among the Company and Relational Investors, et al, dated July 6, 1999. Incorporated by reference to Exhibit 5 of Schedule 13D filed July 6, 1999, SEC File No. 5-10548.

               (13) Portions of the 1999 Annual Report to Shareholders that are incorporated herein by reference.

               (21)    Subsidiaries of the registrant.

               (23)    Independent Auditors' Consent.

               (24)    Powers of Attorney.

               (27)    Financial Data Schedule.

--------------

+    Compensatory Plan or Arrangement

     (b) No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TEKTRONIX, INC.



                                       By CARL W. NEUN
                                          --------------------------------------
                                          Carl W. Neun, Senior Vice President
                                          and Chief Financial Officer

Dated:  August 26, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Capacity                      Date
---------                         --------                      ----


JEROME J. MEYER*                  Chairman, Chief               August 26, 1999
-----------------------------     Executive Officer,
Jerome J. Meyer                   and President


CARL W. NEUN                      Senior Vice President         August 26, 1999
-----------------------------     and Chief Financial
Carl W. Neun                      Officer, Principal
                                  Financial and
                                  Accounting Officer


PAULINE LO ALKER *                Director                      August 26, 1999
-----------------------------
Pauline Lo Alker


A. GARY AMES *                    Director                      August 26, 1999
-----------------------------
A. Gary Ames


GERRY B. CAMERON *                Director                      August 26, 1999
-----------------------------
Gerry B. Cameron


DAVID N. CAMPBELL *               Director                      August 26, 1999
-----------------------------
David N. Campbell


PAUL C. ELY, JR. *                Director                      August 26, 1999
-----------------------------
Paul C. Ely, Jr.

Signature                         Capacity                      Date
---------                         --------                      ----


FRANK C. GILL *                   Director                      August 26, 1999
-----------------------------
Frank C. Gill


A.M. GLEASON *                    Director                      August 26, 1999
-----------------------------
A.M. Gleason


MERRILL A. MCPEAK *               Director                      August 26, 1999
-----------------------------
Merrill A. McPeak


RALPH V. WHITWORTH *              Director                      August 26, 1999
-----------------------------
Ralph V. Whitworth


     *By JAMES F. DALTON                                        August 26, 1999
         -----------------------------
         James F. Dalton
         as attorney-in-fact

                                 EXHIBIT INDEX
                                 -------------

  Exhibit
   Number  Description
  -------  -----------

   (3)(i)  Restated Articles of Incorporation, as amended.
           Incorporated by reference to Exhibit (3) of Form 10-Q dated October 9, 1998, SEC File No. 1-4837.

     (ii)  Bylaws, as amended.

   (4)(i) Indenture dated as of November 16, 1987, as amended by First Supplemental Indenture dated as of July 13, 1993, covering the registrant's 7-1/2% notes due August 1, 2003, and the registrant's 7-5/8% notes due August 15, 2002. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990, SEC File No. 1-4837.

     (ii) Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

    (iii)  Rights Agreement dated as of August 16, 1990.
           Incorporated by reference to Exhibit 1 of Form 8-K dated August 27, 1990, SEC File No. 1-4837.

 (10)+(i) 1982 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-K dated August
           22, 1989, SEC File No. 1-4837.

    +(ii) Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii)of Form 10-Q dated April 9,
           1993, SEC File No. 1-4837.

   +(iii)  Restated Annual Performance Improvement Plan.
           Incorporated by reference to Exhibit 10(i) of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

    +(iv) Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i)of Form 10-Q dated December
           20, 1984, SEC File No. 1-4837.

     +(v) Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit (10)(v) of Form 10-K dated
           August 20, 1996, SEC File No. 1-4837.

    +(vi) Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K dated August 25, 1996, SEC File No. 1-4837.

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

  Exhibit
   Number  Description
  -------  -----------

    +(ix) Amendment to Supplemental Executive Retirement Agreement (Jerome J. Meyer). Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated October 7, 1994, SEC File No. 1-4837.

     +(x) Amendment to Supplemental Executive Retirement Agreement (Jerome J. Meyer) dated June 16, 1998. Incorporated by reference to Exhibit (10)(x) of Form 10-K for the fiscal year ended May 30, 1998, SEC File No. 1-4837.

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

   (xiii) Non-Employee Directors' Deferred Compensation Plan, 1995 Restatement dated July 1, 1995. Incorporated by reference to Exhibit 10(xv) of Form 10-K dated August 9, 1995,
           SEC File No. 1-4837.

   +(xiv)  Non-Employee Directors Stock Compensation Plan.
           Incorporated by reference to Exhibit 10(xvi) of Form 10-K dated August 9, 1995, SEC File No. 1-4837.

    +(xv) Supplemental Executive Retirement Plan for named executive officers dated September 26, 1996. Incorporated by reference to Exhibit 10(xvi) of Form 10-K dated May
           31, 1997, SEC File No. 1-4837.

   +(xvi) Severance and Bonus Agreement with Tim Thorsteinson, dated April 9, 1999.

  +(xvii)  Amendment to Non-Employee Directors Stock Compensation
           Plan, effective June 23, 1999.

 +(xviii)  1998 Stock Option Plan. Incorporated by reference to
           Exhibit 10(i) of Form 10-Q for the quarter ended August 19, 1998, SEC File No. 1-4837.

    (xix)  Standstill Agreement among the Company and Relational
           Investors, et al, dated July 6, 1999. Incorporated by reference to Exhibit 5 of Schedule 13D filed July 6,
           1999, SEC File No. 5-10548.

   (13) Portions of the 1999 Annual Report to Shareholders that are incorporated herein by reference.

   (21)    Subsidiaries of the registrant.

   (23)    Independent Auditors' Consent.

   (24)    Powers of Attorney.

   (27)    Financial Data Schedule.

--------------

+    Compensatory Plan or Arrangement