Form 10-Q
period 1999-08-28
TEKTRONIX INC
filed 1999-10-08
CIK 96879

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended August 28, 1999, or,



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

     Yes [X] No [ ]

AT SEPTEMBER 25, 1999 THERE WERE 47,248,734 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX                                                                   PAGE NO.
-----                                                                   --------

PART I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements:

              Condensed Consolidated Balance Sheets -                      2
                August 28, 1999 and May 29, 1999

              Condensed Consolidated Statements of Operations -            3
                for the Quarter ended August 28, 1999
                and the Quarter ended August 29, 1998

              Condensed Consolidated Statements of Cash Flows -            4
                for the Quarter ended August 28, 1999
                and the Quarter ended August 29, 1998

              Notes to Condensed Consolidated Financial Statements         5

    Item 2.   Management's Discussion and Analysis of Financial           10
              Condition and Results of Operations


PART II.  OTHER INFORMATION

    Item 4.   Submission of Matters to a Vote of Security Holders         17

    Item 6.   Exhibits and Reports on Form 8-K                            17


SIGNATURE                                                                 18

                        TEKTRONIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)


                                                                         Aug. 28,       May 29,
(In thousands)                                                              1999           1999
-----------------------------------------------------------------------------------------------
ASSETS
    Current assets:
      Cash and cash equivalents                                       $   43,063    $   39,747
      Accounts receivable - net                                          300,916       313,274
      Inventories                                                        292,403       273,370
      Other current assets                                                96,142        93,267
                                                                      ----------    ----------
         Total current assets                                            732,524       719,658

    Property, plant and equipment - net                                  433,620       442,257
    Deferred tax assets                                                   55,795        56,405
    Other long-term assets                                               143,282       141,045
                                                                      ----------    ----------
         Total assets                                                 $1,365,221    $1,359,365
                                                                      ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
      Short-term debt                                                 $  127,803    $  115,687
      Accounts payable                                                   269,454       251,349
      Accrued compensation                                                94,183       110,001
      Deferred revenue                                                    25,660        20,009
                                                                      ----------    ----------
         Total current liabilities                                       517,100       497,046

    Long-term debt                                                       150,653       150,722
    Other long-term liabilities                                           83,026        90,035

    Shareholders' equity:
      Common stock                                                       150,512       143,263
      Retained earnings                                                  444,500       458,613
      Accumulated other comprehensive income                              19,430        19,686
                                                                      ----------    ----------
         Total shareholders' equity                                      614,442       621,562
                                                                      ----------    ----------
         Total liabilities and shareholders' equity                   $1,365,221    $1,359,365
                                                                      ==========    ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                              Quarter ended
                                                                         Aug. 28,      Aug. 29,
(In thousands except for per share amounts)                                 1999          1998
----------------------------------------------------------------------------------------------
Net sales                                                             $  436,151    $  418,979

Cost of sales                                                            265,195       247,511
                                                                      ----------    ----------
    Gross profit                                                         170,956       171,468

Research and development expenses                                         49,433        51,172

Selling, general, and administrative
    expenses                                                             103,180       119,658

Equity in business ventures' loss                                            318         7,998

Charges related to the sale of the
Video and Networking division                                             26,100             -
                                                                      ----------    ----------
    Operating loss                                                        (8,075)       (7,360)

Interest expense                                                          (4,502)       (3,216)

Other income - net                                                           284         3,718
                                                                      ----------    ----------
    Loss before taxes                                                    (12,293)       (6,858)

Income tax benefit                                                        (3,811)       (2,195)
                                                                      ----------    ----------
    Net loss                                                          $   (8,482)   $   (4,663)
                                                                      ==========    ==========

Net loss per share - basic and diluted                                $    (0.18)   $    (0.09)

Dividends per share                                                   $     0.12    $     0.12

Average shares outstanding - basic and diluted                            46,991        49,475


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                             Quarter ended
                                                                         Aug. 28,      Aug. 29,
(In thousands)                                                              1999          1998
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $   (8,482)   $   (4,663)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation and amortization expense                                 19,596        18,277
    Charges related to the sale of the Video
      and Networking division                                             26,100             -
    Gain on sale of investments                                                -        (4,107)
    Equity in business ventures' loss                                        332         7,998
    Changes in operating assets and liabilities:
      Accounts receivable                                                 12,358        73,804
      Inventories                                                        (19,033)      (10,763)
      Other current assets                                                (2,875)      (15,181)
      Accounts payable                                                    (7,996)      (47,389)
      Accrued compensation                                               (15,818)      (40,441)
      Other-net                                                           (2,084)        2,493
                                                                      ----------    ----------
      Net cash provided by (used in) operating activities                  2,098       (19,972)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                             (12,846)      (24,188)
Proceeds from sale of fixed assets                                         1,209            44
Proceeds from sale of investments                                              -         6,204
                                                                      ----------    ----------
      Net cash used in investing activities                              (11,637)      (17,940)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt                                             12,116        53,170
Issuance of long-term debt                                                     -           823
Repayment of long-term debt                                                  (69)         (191)
Issuance of common stock                                                   6,439             -
Repurchase of common stock                                                     -       (78,815)
Dividends                                                                 (5,631)       (5,984)
                                                                      ----------    ----------
      Net cash provided by (used in) financing activities                 12,855       (30,997)
                                                                      ----------    ----------
Net increase (decrease) in cash and cash equivalents                       3,316       (68,909)
Cash and cash equivalents at beginning of period                          39,747       120,541
                                                                      ----------    ----------
Cash and cash equivalents at end of period                            $   43,063    $   51,632
                                                                      ==========    ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid - net                                               $      679    $    8,596
Interest paid                                                              7,634         6,129


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The condensed consolidated financial statements and notes have been prepared by the company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes incorporated by reference in the company's latest annual report on Form 10-K. The company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2000 and 1999 are 52 weeks.

SUBSEQUENT EVENT

On September 22, 1999, the company announced it had reached an agreement with Xerox Corporation (Xerox) to sell the net assets of the Color Printing and Imaging division for $950.0 million in cash. The transaction is expected to close by the end of calendar 1999, subject to regulatory approval, and is expected to result in a significant after-tax gain to Tektronix.

SALE OF VIDEO AND NETWORKING

On August 9, 1999, the company announced it had reached an agreement to sell substantially all of the assets of its Video and Networking division to Grass Valley Group, Inc. During the first quarter of 2000, Tektronix recorded pre-tax charges of $26.1 million for losses expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of net assets transferred over the proceeds, as well as asset impairments expected to be incurred as a result of the sale. On September 24, 1999, the companies closed the transaction. Tektronix received cash of $23.7 million, a note receivable of $24.5 million, and a 10% equity interest in the new company.

NON-RECURRING CHARGES

In the second quarter of 1999, the company announced and began to implement a series of actions (the plan) intended to align worldwide operations with current market conditions and to improve the profitability of its operations. These actions include a net reduction of approximately 15% of the company's worldwide workforce, the exit from certain facilities and the streamlining of product and service offerings. Management expects that the majority of the actions will be substantially completed by the end of the third quarter of 2000 and expects to require $36.1 million in cash to be used in connection with actions not yet completed, primarily for severance and future lease payments on abandoned facilities.

Major actions are summarized by each of the three business divisions. Measurement's service business was consolidated from several depots in the United States and Europe into two depots in each of these geographies. This consolidation resulted in headcount reduction and the write-down and disposal of redundant inventory through the first quarter of 2000. Measurement closed the Bend, Oregon manufacturing facility during the third quarter of 1999 and consolidated that process into its Beaverton, Oregon facilities. This action resulted in headcount reduction and lease settlements. Measurement reduced headcount throughout the division, primarily in manufacturing. During the second quarter of 1999, Color Printing and Imaging discontinued three product lines wide format, dye sublimation and B-size solid ink. This action resulted in write-offs of disposed inventory. Color Printing and Imaging also reduced headcount throughout the division, primarily in manufacturing. During 1999, Video and Networking discontinued development, manufacturing, and sales of non-linear digital editing products sold under the Lightworks name. This decision resulted in headcount reduction, write-offs of disposed inventory, incremental sales returns and bad debts, and costs to fulfill commitments to deliver software enhancements on previously sold product. Outside of the divisions, selective involuntary terminations have occurred and will occur throughout corporate functions and in the company's foreign subsidiaries through the third quarter of 2000.

The company recorded pre-tax charges of $125.7 million to account for these actions, including restructuring charges of $115.8 million and other non-recurring charges of $9.9 million for related actions. The $115.8 million in restructuring charges include $27.1 million in charges to cost of sales for the write-off of excess inventory resulting from discontinued product lines and consolidation of service centers worldwide, $56.9 million in severance expense related to employee separation, $14.8 million in charges to facilities for lease cancellation fees and $17.0 million in charges to long-term assets associated with discontinued product lines. The $9.9 million for related actions include $5.1 million of expected sales returns of previously sold product, $0.8 million of bad debt expense related to existing accounts receivable that will not be collected and $4.0 million of costs to fulfill commitments to deliver software enhancements on previously sold product, all associated with exiting the non-linear digital editing business.

The pre-tax charges incurred under the plan impacted the company's results of operations for the year ended May 29, 1999 as follows:

                                     Location of charge in the
                                     consolidated statements of
(In thousands)                       operations
--------------------------------------------------------------------------------
Severance and benefits               Non-recurring charges              $ 56,924
Inventory write-offs                 Cost of sales                        27,070
Lease buy-outs and
  abandonment of facilities          Non-recurring charges                16,942
Asset write-offs and impairments     Non-recurring charges                14,804
Sales returns and allowances         Net sales                             5,120
Commitment for enhancements
  related to discontinued products   Research and development expenses     4,019
Bad debt expense related to          Selling, general and
  discontinued products                administrative expenses               803

                                                                        --------
                                                                        $125,682
                                                                        ========


The pre-tax charges incurred under the plan affected the company's financial position in the following manner:

                                                                        Equipment       Payables
                                              Accrued                   and other      and other
(In thousands)                           compensation    Inventories       assets    liabilities
------------------------------------------------------------------------------------------------
Original charges                            $  54,680      $  27,760    $  18,200      $  19,894

1999 activity:
    Cash paid out                             (20,844)             -            -         (7,415)
    Non-cash disposals or write-offs                -        (27,070)     (17,055)             -
    Adjustments to plan                         2,244           (690)        (455)         4,049
                                            ---------      ---------    ---------      ---------
Balance May 29, 1999                        $  36,080      $       -    $     690      $  16,528
                                            ---------      ---------    ---------      ---------

2000 activity:
    Cash paid out                             (11,258)             -            -         (5,272)
    Non-cash disposals or write-offs                -              -         (690)             -
    Adjustments to plan                             -              -            -              -
                                            ---------      ---------    ---------      ---------
Balance August 28, 1999                     $  24,822      $       -    $       -      $  11,256
                                            =========      =========    =========      =========

The charge of $54.7 million in accrued compensation reflects original planned headcount reduction of 1,371 employees worldwide. This charge was increased by a net $2.2 million during the fourth quarter of 1999. The $2.2 million consists of an $8.6 million reserve for severance of an additional 282 employees worldwide across all responsibilities, offset in part by reversal of a $6.4 million reserve for pension settlement that was not needed as settlement accounting was not appropriate during the year. Headcount reduction under the current plan of reorganization now totals 1,653 employees worldwide. Approximately 1,100 employees have been terminated under the plan. Severance of $32.1 million has been paid to approximately 1,025 of these employees, while the other 75 employees will be paid severance in the second quarter of 2000. As a result of the agreement to sell the Color Printing and Imaging division, the company will need to evaluate the severance reserves to determine whether all of the remaining amounts are required. This process will take place after the transaction closes and all employees have been identified as employees of Tektronix, employees of Xerox, voluntarily separated, or to be terminated. Any excess reserve will be reversed to non-recurring charges.

The $27.8 million charge to inventories includes inventories related to the consolidation of Measurement service offerings, the discontinuation of three Color Printing and Imaging product lines and the discontinuation of non-linear digital editing products sold under the Lightworks name, which were written off during the second quarter of 1999.

The charge of $18.2 million for equipment and other assets includes asset impairments of $17.4 million and $0.8 million in reserve for bad debt expense. The impaired assets are primarily related to discontinued product lines in Color Printing and Imaging and Video and Networking and include manufacturing assets of $6.2 million, goodwill and other intangibles of $6.5 million, and leasehold improvements and other assets of $4.7 million.

The $19.9 million charge for payables and other liabilities includes reserves for lease buy-outs and abandonment of facilities, sales returns and allowances and commitments for enhancements related to discontinued products. This reserve was increased by $4.0 million during 1999 to provide for additional costs to exit certain sales and service offices worldwide and to fulfill certain contractual commitments, partly offset by a decrease in original sales returns allowances. The $11.3 million reserve remaining at the end of the period mainly represents future lease payments on abandoned facilities that will continue over the lives of the lease contracts.


RECEIVABLES

On September 10, 1996, the company entered into a five-year revolving receivables purchase agreement with Citibank NA to sell, without recourse, an undivided interest of up to $50.0 million in a defined pool of trade accounts receivable. Receivables of $30.0 million were sold under this agreement as of August 28, 1999 and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.


INVENTORIES

Inventories consisted of:

                                                           Aug. 28,       May 29,
(In thousands)                                                1999          1999
--------------------------------------------------------------------------------
Materials and work in process                           $  119,117    $  118,624
Finished goods                                             173,286       154,746
                                                        ----------    ----------
    Inventories                                         $  292,403    $  273,370
                                                        ==========    ==========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:

                                                           Aug. 28,       May 29,
(In thousands)                                                1999          1999
--------------------------------------------------------------------------------
Land                                                    $    5,930    $    5,764
Buildings                                                  256,315       255,314
Machinery and equipment                                    587,552       591,210
                                                        ----------    ----------
                                                           849,797       852,288
Accumulated depreciation and amortization                 (416,177)     (410,031)
                                                        ----------    ----------
    Property, plant and equipment - net                 $  433,620    $  442,257
                                                        ==========    ==========


COMPREHENSIVE INCOME (LOSS)

Comprehensive loss and its components, net of tax, are as follows:

                                                               Quarter ended
                                                           Aug. 28,      Aug. 29,
(In thousands)                                                1999          1998
--------------------------------------------------------------------------------
Net loss                                                $   (8,482)   $   (4,663)
Other comprehensive income (loss):
    Currency translation adjustment, net of taxes
      of $33 and $2,327                                        (50)       (3,491)
    Unrealized loss on available-for-sale securities,
      net of taxes of $146 and $1,980                         (217)       (4,106)
    Reclassification adjustment for realized (gains)
      losses, net of taxes of $(8) and $1,643                   11        (2,464)
                                                        ----------    ----------
Total comprehensive loss                                $   (8,738)   $  (14,724)
                                                        ==========    ==========

BUSINESS SEGMENTS

The company is organized based on the products and services that it offers. During the periods reported, the company operated in three main segments:
Measurement, Color Printing and Imaging, and Video and Networking.

The information provided below is obtained from internal information that is provided to the company's chief operating decision-maker for the purpose of corporate management. Assets, liabilities and expenses attributable to corporate activity are not allocated to the three operating segments. Inter-segment sales are not material and are included in net sales to external customers below. Figures shown for the first quarter of 1999 have been restated to include results for the VideoTele.com product family within Measurement and exclude them from Video and Networking.

                                                               Quarter ended
                                                           Aug. 28,      Aug. 29,
(In thousands)                                                1999          1998
--------------------------------------------------------------------------------
Net sales to external customers (by division):
    Measurement                                         $  228,034    $  211,158
    Color Printing and Imaging                             155,404       155,378
    Video and Networking                                    52,713        52,443
                                                        ----------    ----------
        Net sales                                       $  436,151    $  418,979
                                                        ==========    ==========

Net sales to external customers (by region):
    United States                                       $  230,994    $  222,797
    Europe                                                 122,343       117,138
    Pacific                                                 38,668        41,771
    Japan                                                   24,813        18,041
    Americas                                                19,333        19,232
                                                        ----------    ----------
        Net sales                                       $  436,151    $  418,979
                                                        ==========    ==========
Operating income (loss):
    Measurement                                         $   22,658    $   11,391
    Color Printing and Imaging                               3,985         6,744
    Video and Networking                                    (8,303)      (17,576)
    Charges related to the sale of the Video
        and Networking division                            (26,100)            -
    Business ventures' loss and other                         (315)       (7,919)
                                                        ----------    ----------
        Operating loss                                  $   (8,075)   $   (7,360)
                                                        ==========    ==========


INCOME TAXES

The provision for income tax benefit consisted of:

                                                               Quarter ended
                                                           Aug. 28,      Aug. 29,
(In thousands)                                                1999          1998
--------------------------------------------------------------------------------
United States                                           $   (5,271)   $   (7,779)
State                                                         (930)       (1,373)
Foreign                                                      2,390         6,957
                                                        ----------    ----------
   Income tax benefit                                   $   (3,811)   $   (2,195)
                                                        ==========    ==========

The effective rate used to calculate income tax benefit for the first quarter of 2000 was 31%. Subsequent to the end of the quarter, the company reached an agreement with Xerox to sell the Color Printing and Imaging division. Should this transaction receive regulatory approval and successfully close, Tektronix would realize a significant gain. Management expects this gain would lead the company to exit the year with an effective tax rate of approximately 35%. The annual effective rate used to calculate 1999 income tax benefit was 32%.


FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management has not yet completed an evaluation of the effects this standard will have on the company's consolidated financial statements.

Item 2.         Management's Discussion and Analysis of Financial
-------         -------------------------------------------------

                       Condition and Results of Operations
                       -----------------------------------


                                     GENERAL

During the periods reported, the company operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking, as well as in five major geographies: the United States; Europe; the Americas, including Mexico, Canada and South America; the Pacific, excluding Japan; and Japan.

On August 9, 1999, the company announced it had reached an agreement to sell substantially all of the assets of its Video and Networking division to Grass Valley Group, Inc. During the first quarter of fiscal year 2000, Tektronix recorded pre-tax charges of $26.1 million for losses expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of net assets transferred over the proceeds, as well as asset impairments expected to be incurred as a result of the sale. On September 24, 1999, the companies closed the transaction. Tektronix received cash of $23.7 million, a note receivable of $24.5 million, and a 10% equity interest in the new company.

On September 22, 1999, the company announced it had reached an agreement with Xerox Corporation to sell the net assets of the Color Printing and Imaging division for $950.0 million in cash. The transaction is expected to close by the end of calendar 1999, subject to regulatory approval, and is expected to result in a significant after-tax gain to Tektronix.

                              NON-RECURRING CHARGES

In the second quarter of fiscal year 1999, the company announced and began to implement a series of actions intended to align worldwide operations with current market conditions and to improve the profitability of its operations. The company expects that, when fully implemented, these actions will reduce ongoing annual costs by approximately $70.0 million. The actions include a net reduction of approximately 15% of the company's worldwide workforce, the exit from certain facilities and the streamlining of product and service offerings. Management expects that the majority of the actions will be substantially completed by the end of the third quarter of 2000 and expects to require $36.1 million in cash to be used in connection with actions not yet completed, primarily for severance and future lease payments on abandoned facilities.

Major actions are summarized by each of the three business divisions. Measurement's service business was consolidated from several depots in the United States and Europe into two depots in each of these geographies. This consolidation resulted in headcount reduction and the write-down and disposal of redundant inventory through the first quarter of 2000. Measurement closed the Bend, Oregon, manufacturing facility during the third quarter of 1999 and consolidated that process into its Beaverton, Oregon, facilities. This action resulted in headcount reduction and lease settlements. Measurement reduced headcount throughout the division, primarily in manufacturing. During the second quarter of 1999, Color Printing and Imaging discontinued three product lines wide format, dye sublimation and B-size solid ink. This action resulted in write-offs of disposed inventory. Color Printing and Imaging also reduced headcount throughout the division, primarily in manufacturing during the third and fourth quarters of 1999. During 1999, Video and Networking discontinued development, manufacturing, and sales of non-linear digital editing products sold under the Lightworks name. This decision resulted in headcount reduction, write-offs of disposed inventory, incremental sales returns and bad debts, and costs to fulfill commitments to deliver software enhancements on previously sold product. Outside of the divisions, selective involuntary terminations have occurred and will occur throughout corporate functions and in the company's foreign subsidiaries through the third quarter of 2000.

The company recorded pre-tax charges of $125.7 million to account for these actions, including restructuring charges of $115.8 million and other non-recurring charges of $9.9 million for related actions. The $115.8 million in restructuring charges include $27.1 million in charges to cost of sales for the write-off of excess inventory resulting from discontinued product lines and consolidation of service centers worldwide, $56.9 million in severance expense related to employee separation, $14.8 million in charges to facilities for lease cancellation fees and $17.0 million in charges to long-term assets associated with discontinued product lines. The $9.9 million for related actions include $5.1 million of expected sales returns of previously sold product, $0.8 million of bad debt expense related to existing accounts receivable that will not be collected and $4.0 million of costs to fulfill commitments to deliver software enhancements on previously sold product, all associated with exiting the non-linear digital editing business.

                              RESULTS OF OPERATIONS

                         13 Weeks Ended August 28, 1999
                                       vs.
                         13 Weeks Ended August 29, 1998

The company recognized a net loss of $8.5 million, or $0.18 per diluted share, during the first quarter of 2000, compared to a net loss of $4.7 million, or $0.09 per diluted share recognized during the same period of 1999. Excluding pre-tax charges of $26.1 million related to the sale of substantially all of the assets of the Video and Networking division, the company would have realized net earnings of $9.5 million, or $0.20 per diluted share. Fiscal year 1999 results included the company's 27% interest in the net loss reported by Merix Corporation for the quarter, or $0.09 per share.

Sales for the first quarter of 2000 were $436.2 million, up 4% over first quarter 1999 sales of $419.0 million. Sales were up in all geographies except the Pacific, where sales declined $3.1 million or 7% from 1999. Both Measurement and Video and Networking experienced declines in sales to this region. The United States and Japan experienced the largest sales increases, up $8.2 million or 4% and $6.8 million or 38%, respectively. The increase in sales to the United States can be attributed mainly to Measurement and Video and Networking, while the increase in sales to Japan can be attributed mainly to Measurement and Color Printing and Imaging.

Orders were up over 1999 across all geographies. Measurement experienced an increase in orders, while the other two business divisions experienced declines. The net result was an overall $35.9 million or 9% increase over the first quarter of 1999. The United States and Europe experienced the largest increases in orders, up $10.8 million or 5% and $9.6 million or 9%, respectively. Both Color Printing and Imaging and Video and Networking saw decreases in orders from these regions, while Measurement experienced increases.

Measurement sales for the first quarter of 2000 were $228.1 million, up $16.9 million or 8% over sales of $211.2 million for the first quarter of 1999. The largest increase was in sales to the United States, up $13.2 million or 12%. The majority of the increase was realized in sales of oscilloscopes, wireless communication test products and logic analyzers. Sales of these products increased due to the launch of new products, continued growth in wireless communication infrastructure and resurgence in the semiconductor industry.

Measurement orders for the quarter were $243.7 million, up $54.4 million or 29% over $189.3 million in 1999. The order increase resulted mainly from increases in orders from the United States and Europe of $28.7 million or 29% and $12.9 million or 28%, respectively. Orders from the United States were impacted by the same favorable conditions that impacted sales. European orders increased due to positive market response to the division's newly-introduced oscilloscope.

Color Printing and Imaging sales were flat at $155.4 million for the first quarter of 2000 and 1999. Sales to the United States declined $7.9 million or 9% from 1999, while sales to all other regions improved. Although the division experienced a 9% increase in unit sales, lower average selling prices caused sales to the United States to decline. During the quarter, the division revised its strategy for sales to distributors, which resulted in a reduction of inventory in the distribution channel. Excluding this reduction, unit sales would have grown approximately 30%. Sales to Europe and Japan increased over 1999, up $3.4 million or 7% and $2.0 million or 102%, respectively. European purchases of consumables increased as the installed printer base consumed supplies included with the initial sale. Sales to Japan increased due to the availability of recently introduced Tektronix products that are more competitive with those available from Japanese vendors.

Color Printing and Imaging orders for the quarter were $146.7 million, down $9.7 million or 6% from the first quarter of 1999. The decline in orders was experienced across all regions except Asia, including the Pacific and Japan, which contributed a $4.1 million combined increase. The largest order decline was realized in the United States, down $12.0 million or 13% due mainly to a large order placed in 1999 with no single comparable order placed in 2000, as well as lower average selling prices.

Video and Networking sales were $52.7 million, nearly flat as compared to sales of $52.4 million for 1999. Increased sales to the United States were nearly offset by declines in sales to all other regions. The largest decline was experienced in the Pacific, where sales were down $1.7 million or 26%. Excluding sales recorded in the prior year associated with Network Displays, a product line the company exited in December 1998, Video and Networking sales increased $12.5 million or 31%. The increase was realized mainly in sales of editing products distributed under agreement with Avid Technology, Inc. (Avid) and sales of digital video storage products. Tektronix did not distribute Avid products in the first quarter of 1999. Sales of digital video storage products were particularly weak in the first quarter of 1999 as the industry delayed purchases in anticipation of the move from analog to digital transmission.

Video and Networking orders were down $8.8 million or 18% compared to the first quarter of 1999. The decline was realized across all geographies except the Americas where orders were up slightly over the prior year. Excluding orders recorded in 1999 associated with Network Displays, orders increased $2.2 million or 6%. The order increase was led by orders for products distributed under agreement with Avid, offset in part by a decline in orders of system solutions and Grass Valley products. Systems solutions orders declined mainly as a result of the cancellation and delay of orders due to the transition in ownership of the business. The decline in Grass Valley product orders was mainly a result of orders delayed in anticipation of the introduction of new products.

The company's gross profit decreased $0.5 million from the first quarter of 1999 to $171.0 million for the first quarter of 2000. As a percentage of net sales, gross profit decreased from 40.9% to 39.2%. Measurement gross margin improved as compared to 1999, while Color Printing and Imaging and Video and Networking margins declined. Measurement gross margin improved due to higher margins on oscilloscopes introduced during the third and fourth quarters of 1999. Color Printing and Imaging gross margin decreased mainly due to lower average selling prices and lower margins on consumables. The division experienced a temporary shift in sales mix from one that is normally weighted with more profitable solid ink consumables to one that was weighted with less profitable laser consumables. Video and Networking gross margin declined due to an unfavorable sales mix. The largest sales increase was in distributed products, which contribute lower margin than manufactured products.

Operating expenses decreased by $25.9 million from the first quarter of 1999, due mainly to a decrease in selling, general and administrative expenses, as well as a decrease in losses realized on investments accounted for under the equity method. Selling, general and administrative expenses were $103.2 million for the quarter, a decrease of $16.5 million or 14% from the same period in 1999 as a result of restructuring and other cost-cutting actions taken by the company. Losses on investments accounted for under the equity method were $7.7 million or 96% lower than those recognized in the first quarter of 1999 when Merix Corporation recorded a $30.0 million restructuring charge. Research and development expenses decreased $1.7 million or 3% to $49.4 million due mainly to the discontinuation of three Color Printing and Imaging product lines and the introduction of new printer products in the second quarter of 1999.

Income tax benefit increased from $2.2 million for the first quarter of 1999 to $3.8 million for the first quarter of 2000 as a result of increased losses before taxes. The effective rate used to calculate income tax benefit for first quarter of 2000 was 31%. Subsequent to the end of the quarter, the company reached an agreement with Xerox to sell the Color Printing and Imaging division. Should this transaction receive regulatory approval and successfully close, Tektronix would realize a significant gain. Management expects this gain would lead the company to exit the year with an effective tax rate of approximately 35%. The annual effective rate used to calculate 1999 income tax benefit was 32%.

                               FINANCIAL CONDITION


At August 28, 1999, the company had $43.1 million of cash and cash equivalents and bank credit facilities totaling $310.3 million, of which $175.1 million was unused. Unused facilities include $119.3 million in lines of credit and $55.8 million under revolving credit agreements with United States and foreign banks. Net cash proceeds from the sale of the Color Printing and Imaging division, assuming the transaction receives regulatory approval, may be used to pay down outstanding debt, returned to shareholders through the repurchase of common stock or the payment of a special dividend, or used for other corporate purposes.

The company realized a decrease in working capital of $7.2 million from the end of 1999. Current assets increased $12.9 million during the quarter, with cash and cash equivalents increasing $3.3 million, accounts receivable decreasing $12.4 million, inventory increasing $19.0 million, and other current assets increasing $2.9 million. Cash and cash equivalents increased $3.3 million while short-term debt increased $12.1 million, for a total of approximately $15.4 million of cash consumed during the quarter. Cash requirements included capital expenditures of $12.8 million, severance of $11.3 million, dividends of $5.6 million, and other operating, investing and financing requirements. Accounts receivable decreased and inventory increased during the quarter due to an overall sequential sales decline. Other current assets increased primarily from an increase in net current tax benefits due to timing differences on taxes related to restructuring actions and the tax benefit related to the net loss realized during the quarter. Current liabilities increased $20.1 million during the first quarter of 2000, with an increase in short-term debt of $12.1 million, an increase in accounts payable of $18.1 million, and an increase in deferred revenue of $5.7 million, offset in part by a decrease in accrued compensation of $15.8 million. Accounts payable increased as a result of charges related to the sale of substantially all of the assets of the Video and Networking division. The increase in deferred revenue resulted as short-term deferred revenue was transferred from long-term deferred revenue. Accrued compensation decreased mainly due to payment of severance, as well as payment of year-end accruals of incentives and commissions.

Other long-term assets increased $2.2 million due mainly to increases in investments in affiliates and non-affiliates, as well as an increase in capitalized expenses. Shareholders' equity decreased by $7.1 million from the end of 1999 due to the net loss of $8.5 million, dividends of $5.6 million, a net increase of $7.3 million in paid-in capital, including issuance and forfeiture of common shares as well as a stock option exchange, a $0.2 million decrease in unrealized holding gains and a $0.1 million decrease in the accumulated currency translation adjustment.

                                YEAR 2000 UPDATE

Tektronix, Inc.'s Year 2000 Program (Program) is proceeding as planned. The Program is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. To improve access to business information through common, integrated computing systems across the company, Tektronix replaced worldwide business systems with an enterprise system that uses programs primarily from Oracle Corporation. This new enterprise system makes substantially all of the company's business computer systems year 2000 ready. Other information technology projects have not been delayed due to the implementation of the Year 2000 Program.

Program

Tektronix' Program is divided into three major sections: (1) infrastructure (information, logistics and other technology used in the company's business, including hardware and software, which is sometimes referred to as IT); (2) products (hardware and software products delivered to customers); and (3) external suppliers and providers (vendors, manufacturers and suppliers to the company). The general phases common to all sections are: (1) identification and prioritization of various systems through an extensive inventory of all items used throughout the company including customer products and services and material third party manufacturers, suppliers and vendors; (2) remediation of material systems through replacement or updates; (3) testing, including the sending, receiving and processing of various information types to ensure ongoing functionality, integrity and accuracy; and (4) contingency planning to establish alternate solutions for any material systems determined not to be year 2000 compliant. Material items are those believed by the company to have a risk involving the safety of individuals or that may cause damage to property or the environment, or affect the continuation of business activities or materially affect revenues. All phases for all three sections are substantially complete.

The company's products that are not year 2000 ready have been identified, and the company has determined to what extent upgrades will be made available to make non-compliant products ready. All newly introduced products will be year 2000 ready. The company maintains a website for customers to review product readiness, including product upgrades, customer-serviceable fixes, and non-compliant products for which upgrades will not be available.

Material external suppliers have been identified and prioritized. Tektronix has evaluated the preparedness of material external suppliers. Contingency plans, which are complete, address alternatives in the event that a material supplier is unable to supply materials or services due to a lack of preparedness. Evaluating supplier readiness included written representations from suppliers regarding their year 2000 readiness programs, as well as onsite assessments. Assessments were conducted using the criteria established by the High Tech Consortium, LLC, an organization consisting of approximately 15 other high technology companies that was organized for the purpose of developing review criteria and sharing the results of common supplier readiness assessments.

Costs

Costs associated with modifications to become year 2000 ready, as well as the total cost of the Year 2000 Program (but not including the costs of the Oracle enterprise system), are estimated as follows:

(In thousands)
-----------------------------------------------------------------------
Costs incurred through August 28, 1999                        $   2,346
Estimated remaining costs                                           371
                                                              ---------
         Total costs                                          $   2,717
                                                              =========

The total costs associated with required modifications to become year 2000 ready, as well as the total costs of the Year 2000 Program, are not expected to be material to the company's financial position or operating results. Such costs are expensed as incurred in accordance with generally accepted accounting principles.

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

Tektronix believes that its most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than with the company's internal systems or its products. The company believes the risks are greatest with transportation supply chains and critical suppliers of materials, because the company has less control over assessing and remediating the year 2000 problems of third parties. A worst-case scenario involving a transportation supply chain or a critical supplier of materials would be the partial or complete shutdown of transportation facilities or the supplier, with the resulting inability to provide critical materials to the company on a timely basis. The company does not maintain the capability to replace most third-party materials with internal production. Contingency planning includes alternatives where efforts to work with critical suppliers to ensure year 2000 capability have not been successful.

The company is not in a position to identify or to avoid all possible scenarios. Contingency planning includes assessing scenarios and taking steps to mitigate the impact of various scenarios if they were to occur. While substantially complete, contingency planning will continue through 1999, as the company learns more about the preparations and vulnerabilities of third parties regarding year 2000 issues. Due to the large number of variables involved, the company cannot provide an estimate of the damage it might suffer if any of these scenarios were to occur.

The above contains forward-looking statements including, without limitation, statements relating to the company's plans, strategies, objectives, expectations, intentions and resources and are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Readers are cautioned that forward-looking statements contained in the "Year 2000 Update" should be read in conjunction with the company's disclosures under "Forward-looking Statements."

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

As with many high technology companies, risk factors that could cause the Company's actual results or activities to differ materially from these forward-looking statements include, but are not limited to: worldwide economic and business conditions in the electronics industry; competitive factors, including pricing pressures, technological developments and new products offered by competitors; changes in product and sales mix, and the related effects on gross margins; the Company's ability to deliver a timely flow of competitive new products, and market acceptance of these products; the availability of parts and supplies from third-party suppliers on a timely basis and at reasonable prices; inventory risks due to changes in market demand or the Company's business strategies; changes in effective tax rates; customer demand; currency fluctuations; and the fact that a substantial portion of the Company's sales are generated from orders received during the quarter, making prediction of quarterly revenues and earnings difficult.

Tektronix has other risk factors in its business, including, but not limited to: the ability of Tektronix to complete the sale of the Color Printing and Imaging business and complete the strategic restructuring plan, including reducing its expenditures; the potential disruption in the company's business and to its employee base during the process of the restructuring and the sale of the Color Printing and Imaging business; the effects of year 2000 compliance issues; the timely introduction of new products scheduled during the current year, which could be affected by engineering or other development program slippage, the ability to ramp up production or to develop effective sales channels; customers' acceptance of and demand for new products; and other risk factors listed from time-to-time in the company's Securities and Exchange Commission reports and press releases.

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

     At the company's annual meeting of shareholders on September 23, 1999, the shareholders voted on the election of five directors to the company's board of directors. Pauline Lo Alker, A. Gary Ames, Paul C. Ely, Jr. and Frank C. Gill were elected to serve three-year terms ending at the 2002 annual meeting of shareholders, and Ralph V. Whitworth was elected to serve a one-year term ending at the 2000 annual meeting of shareholders. The voting for each director was as follows: 41,485,108 shares voted for Pauline Lo Alker, and 319,470 withheld; 41,480,332 voted for A. Gary Ames, and 324,246 withheld; 41,482,914 voted for Paul C. Ely, Jr., and 321,664 withheld; 41,492,931 voted for Frank C. Gill, and 311,647 withheld; and 41,358,656 voted for Ralph V. Whitworth, and 445,922 withheld. The term of office of the company's other directors continued after the 1999 annual meeting of shareholders, as follows: Gerry B. Cameron, Jerome J. Meyer, and William D. Walker until the 2000 annual meeting of shareholders; and David N. Campbell, A.M. Gleason, Merrill A. McPeak until the 2001 annual meeting of shareholders.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

    (a)  Exhibits:

         (10)  +(i)    1998 Stock Option Plan, as amended.

               +(ii) Non-Employee Directors Stock Compensation Plan, As Amended Through Amendment No. 2.

               +(iii) Non-Employee Directors' Deferred Compensation Plan, 1999 Restatement.

         (27)   (i)    Financial Data Schedule.

         --------------

         + Compensatory Plan or Arrangement.

    (b)  Reports on Form 8-K:

         Tektronix filed a report on Form 8-K on July 1, 1999 with respect to its announcement that its board of directors approved a plan to separate into two independent companies, and that it intends to sell or find a strategic alliance for its Video and Networking division, excluding the VideoTele.com business unit.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


October 8, 1999                        TEKTRONIX, INC.



                                       By CARL W. NEUN
                                          --------------------------------------
                                          Carl W. Neun
                                          Senior Vice President and
                                          Chief Financial Officer

EXHIBIT INDEX


     Exhibit
       No.         Exhibit Description
     -------       -------------------

     (10) +(i)     1998 Stock Option Plan, as amended.

          +(ii) Non-Employee Directors Stock Compensation Plan, As Amended Through Amendment No. 2.

          +(iii) Non-Employee Directors' Deferred Compensation Plan, 1999 Restatement.

     (27)  (i)     Financial Data Schedule.

     --------------

     + Compensatory Plan or Arrangement.