Form 10-Q
period 1999-11-27
TEKTRONIX INC
filed 2000-01-11
CIK 96879

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended November 27, 1999, or,


[   ]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from ___________ to
        ___________.



Commission File Number 1-4837

                                 TEKTRONIX, INC.
             (Exact name of registrant as specified in its charter)

                OREGON                                 93-0343990
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)               Identification No.)


      14200 SW KARL BRAUN DRIVE
          BEAVERTON, OREGON                               97077
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (503) 627-7111

          26600 SW PARKWAY
         WILSONVILLE, OREGON                            97070-1000
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

           Yes [ X ]                                       No [   ]

AT DECEMBER 25, 1999 THERE WERE 47,252,593 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
------


                                                                        PAGE NO.
                                                                        --------

PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets -                       2
               November 27, 1999 and May 29, 1999


             Condensed Consolidated Statements of Operations -             3
               for the Quarter ended November 27, 1999
               and the Quarter ended November 28, 1998

               for the Two Quarters ended November 27, 1999
               and the Two Quarters ended November 28, 1998


             Condensed Consolidated Statements of Cash Flows -             4
               for the Two Quarters ended November 27, 1999
               and the Two Quarters ended November 28, 1998


             Notes to Condensed Consolidated Financial Statements          5


    Item 2.  Management's Discussion and Analysis of Financial            11
             Condition and Results of Operations


    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                  18

PART II.  OTHER INFORMATION

    Item 6.  Exhibits and Reports on Form 8-K                             19


SIGNATURE                                                                 20

                                TEKTRONIX, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (unaudited)


                                                                   Nov. 27,         May 29,
(In thousands)                                                        1999            1999
------------------------------------------------------------------------------------------
ASSETS
    Current assets:
        Cash and cash equivalents                               $   57,860      $   39,747
        Accounts receivable - net                                  128,637         165,979
        Inventories                                                120,870         158,305
        Net assets of discontinued operations                      341,799         338,990
        Other current assets                                        93,636          83,417
                                                                ----------      ----------
           Total current assets                                    742,802         786,438

    Property, plant and equipment - net                            253,651         283,769
    Deferred tax assets                                             55,347          56,405
    Other long-term assets                                         139,494         121,723
                                                                ----------      ----------
           Total assets                                         $1,191,294      $1,248,335
                                                                ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Short-term debt                                         $   79,564      $  115,687
        Accounts payable                                           171,578         171,306
        Accrued compensation                                        94,282         108,982
        Deferred revenue                                             4,319           2,438
                                                                ----------      ----------
           Total current liabilities                               349,743         398,413

    Long-term debt                                                 150,596         150,722
    Other long-term liabilities                                     69,364          77,638

    Shareholders' equity:
        Common stock                                               142,608         143,263
        Retained earnings                                          454,046         458,613
        Accumulated other comprehensive income                      24,937          19,686
                                                                ----------      ----------
           Total shareholders' equity                              621,591         621,562
                                                                ----------      ----------
           Total liabilities and shareholders' equity           $1,191,294      $1,248,335
                                                                ==========      ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                              TEKTRONIX, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (unaudited)

                                                                         Quarter ended                Two quarters ended
                                                                    Nov. 27,        Nov. 28,        Nov. 27,        Nov. 28,
(In thousands except for per share amounts)                            1999            1998            1999            1998
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $   261,271     $   272,910     $   542,018     $   536,511
Cost of sales                                                       141,274         185,579         297,729         331,516
                                                                -----------     -----------     -----------     -----------
    Gross profit                                                    119,997          87,331         244,289         204,995

Research and development expenses                                    32,736          41,099          70,943          77,936
Selling, general and administrative
    expenses                                                         71,459          84,669         143,335         172,039
Equity in business ventures' loss                                        25           1,182             343           9,180
Non-recurring charges                                                     -          81,488               -          81,488
Charges related to the sale of the
    Video and Networking division                                         -               -          26,100               -
                                                                -----------     -----------     -----------     -----------
    Operating income (loss)                                          15,777        (121,107)          3,568        (135,648)

Other expense - net                                                   2,008           2,599           5,622           2,001
                                                                -----------     -----------     -----------     -----------
    Earnings (loss) from continuing
        operations before taxes                                      13,769        (123,706)         (2,054)       (137,649)

Income tax expense (benefit)                                          4,828         (39,585)            (78)        (44,047)
                                                                -----------     -----------     -----------     -----------
    Earnings (loss) from continuing
        operations                                                    8,941         (84,121)         (1,976)        (93,602)

Discontinued operations:

    Income (loss) from operations of
        Color Printing and Imaging
        (less applicable tax of $3,667, (824),
        4,762, and 1,443, respectively)                               6,245          (1,750)          8,680           3,068
                                                                -----------     -----------     -----------     -----------
    Net earnings (loss)                                         $    15,186     $   (85,871)    $     6,704     $   (90,534)
                                                                ===========     ===========     ===========     ===========

Earnings (loss) per share - basic and
    diluted                                                     $      0.32     $     (1.82)    $      0.14     $     (1.87)

Earnings (loss) per share from
    continuing operations - basic and
    diluted                                                     $      0.19     $     (1.79)    $     (0.04)    $     (1.93)

Earnings (loss) per share from
    discontinued operations - basic
    and diluted                                                 $      0.13     $     (0.04)    $      0.18     $      0.06


Dividends per share                                             $      0.12     $      0.12     $      0.24     $      0.24


Average shares outstanding - basic                                   47,062          47,077          47,005          48,414
Average shares outstanding - diluted                                 47,636          47,077          47,468          48,583


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                               Two quarters ended
                                                                             Nov. 27,        Nov. 28,
(In thousands)                                                                  1999            1998
----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                       $    6,704      $  (90,534)
Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
        Income from discontinued operations                                   (8,680)         (3,068)
        Depreciation and amortization expense                                 30,016          32,184
        Restructuring charges                                                      -          27,760
        Non-recurring charges                                                      -          92,774
        Charges related to the sale of the Video
           and Networking division                                            26,100               -
        Gain on sale of investments                                             (217)         (6,465)
        Equity in business ventures' loss                                        343           9,180
        Changes in operating assets and liabilities:
           Accounts receivable                                                42,342          66,637
           Inventories                                                       (18,631)        (35,171)
           Other current assets                                              (13,634)        (54,724)
           Accounts payable                                                    4,047          (2,892)
           Accrued compensation                                              (11,721)        (38,321)
           Other-net                                                         (10,647)         (7,901)
                                                                          ----------      ----------
           Net cash provided by (used in) continuing operations               46,022         (10,541)
           Net cash provided by discontinued operations                        5,986           1,833
                                                                          ----------      ----------
               Net cash provided by (used in) operating activities            52,008          (8,708)
                                                                          ----------      ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                 (22,536)        (36,874)
Net proceeds from sale of business                                            22,600               -
Proceeds from sale of fixed assets                                            14,848             273
Proceeds from sale of investments                                                397           8,929
                                                                          ----------      ----------
               Net cash provided by (used in) investing activities            15,309         (27,672)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt                                                (36,123)         66,279
Issuance of long-term debt                                                         -               -
Repayment of long-term debt                                                     (126)           (511)
Issuance of common stock                                                      12,889             931
Repurchase of common stock                                                   (14,573)        (85,524)
Dividends                                                                    (11,271)        (11,658)
                                                                          ----------      ----------
               Net cash used in financing activities                         (49,204)        (30,483)
                                                                          ----------      ----------
Net increase (decrease) in cash and cash equivalents                          18,113         (66,863)
Cash and cash equivalents at beginning of period                              39,747         120,541
                                                                          ----------      ----------
Cash and cash equivalents at end of period                                $   57,860      $   53,678
                                                                          ==========      ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid - net                                                   $    3,999      $    9,805
Interest paid                                                                  9,554           7,266

NON-CASH INVESTING ACTIVITIES
Note receivable for sale of Video and Networking assets                   $   22,500      $        -
Common stock of Grass Valley Group, Inc. for sale of
  Video and Networking assets                                                  6,300               -

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

DISCONTINUED OPERATIONS

On September 22, 1999, the company announced that it had reached an agreement with Xerox Corporation (Xerox) to sell the net assets of the Color Printing and Imaging division. On January 1, 2000, the company closed the sale of substantially all of the assets of the division. The purchase price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. Tektronix expects to realize a pre-tax gain on the sale of approximately $600.0 million. This gain will be recorded during the third quarter of 2000 as will the loss from operations realized by the Color Printing and Imaging division during the five weeks prior to the close of the sale and any transition costs or other charges related to the transaction.

In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the company has accounted for the Color Printing and Imaging division as a discontinued operation. Summarized results of operations for the Color Printing and Imaging division were as follows:

                                                     Quarter ended                 Two quarters ended
                                                Nov. 27,        Nov. 28,        Nov. 27,        Nov. 28,
(In thousands except for per share amounts)        1999            1998            1999            1998
-------------------------------------------------------------------------------------------------------
Net sales                                   $   189,753     $   159,254     $   345,157     $   314,632
                                            -----------     -----------     -----------     -----------
Earnings (loss) before taxes                      9,912          (2,574)         13,442           4,511
Income tax expense (benefit)                      3,667            (824)          4,762           1,443
                                            -----------     -----------     -----------     -----------
Net earnings (loss)                         $     6,245     $    (1,750)    $     8,680     $     3,068
                                            ===========     ===========     ===========     ===========
Net earnings (loss) per share               $      0.13     $     (0.04)    $      0.18     $      0.06
                                            ===========     ===========     ===========     ===========

Summarized net assets for the Color Printing and Imaging division were as follows:

                                                       Nov 27,           May 29,
(In thousands)                                           1999              1999
-------------------------------------------------------------------------------
Current assets                                   $    253,141      $    272,210
Long-term assets                                      173,620           177,810
Current liabilities                                   (77,706)          (98,633)
Long-term liabilities                                  (7,256)          (12,397)
                                                 ------------      ------------
Net assets of discontinued operations            $    341,799      $    338,990
                                                 ============      ============

SALE OF VIDEO AND NETWORKING

On August 9, 1999, the company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to Grass Valley Group, Inc. During the first quarter of 2000, Tektronix recorded pre-tax charges of $26.1 million for losses expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of net assets transferred over the proceeds, as well as asset impairments expected to be incurred as a result of the sale. On September 24, 1999, the companies closed the transaction. Tektronix received cash of $23.7 million, net of transaction costs of $1.1 million, a note receivable of $22.5 million, and a 10% equity interest in that company, which is accounted for under the cost method. Actual losses incurred in connection with the transaction were $26.1 million.

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

Major actions are summarized by each of the three business divisions in which the company has historically operated. Measurement's service business was consolidated from several depots in the United States and Europe into two depots in each of these geographies. This consolidation resulted in headcount reductions and the write-down and disposal of redundant inventory through the first quarter of 2000. Measurement closed the Bend, Oregon manufacturing facility during the third quarter of 1999 and consolidated that process into its Beaverton, Oregon facilities. This action resulted in headcount reductions and lease settlements. Measurement reduced headcount throughout the division, primarily in manufacturing. During the second quarter of 1999, Color Printing and Imaging discontinued three product lines - wide format, dye sublimation and B-size solid ink. This action resulted in write-offs of disposed inventory. Color Printing and Imaging also reduced headcount throughout the division, primarily in manufacturing. During 1999, Video and Networking discontinued development, manufacturing, and sales of non-linear digital editing products sold under the Lightworks name. This decision resulted in headcount reductions, write-offs of disposed inventory, incremental sales returns and bad debts, and costs to fulfill commitments to deliver software enhancements on previously sold product. Outside of the divisions, selective involuntary terminations have occurred throughout the execution of the plan.

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

The pre-tax charges incurred under the plan impacted the company's results of operations for the year ended May 29, 1999 as follows:

                                         Location of charge in the
                                         consolidated statements of
(In thousands)                           operations
----------------------------------------------------------------------------------------
Severance and benefits                   Non-recurring charges                 $  56,924
Inventory write-offs                     Cost of sales                            27,070
Lease buy-outs and
    abandonment of facilities            Non-recurring charges                    16,942
Asset write-offs and impairments         Non-recurring charges                    14,804
Sales returns and allowances             Net sales                                 5,120
Commitment for enhancements
    related to discontinued products     Research and development expenses         4,019
Bad debt expense related to              Selling, general and
    discontinued products                  administrative expenses                   803
                                                                               ---------
                                                                               $ 125,682
                                                                               =========

The pre-tax charges incurred under the plan affected the company's financial position in the following manner:

                                                                          Equipment        Payables
                                              Accrued                     and other       and other
(In thousands)                           compensation     Inventories        assets     liabilities
---------------------------------------------------------------------------------------------------
Original charges                            $  54,680       $  27,760     $  18,200       $  19,894

1999 activity:
    Cash paid out                             (20,844)              -             -          (7,415)
    Non-cash disposals or write-offs                -         (27,070)      (17,055)              -
    Adjustments to plan                         2,244            (690)         (455)          4,049
                                            ---------       ---------     ---------       ---------
Balance May 29, 1999                        $  36,080       $       -     $     690       $  16,528
                                            ---------       ---------     ---------       ---------

2000 activity:
    Cash paid out                             (16,611)              -             -          (8,327)
    Non-cash disposals or write-offs                -               -          (690)              -
    Adjustments to plan                             -               -             -               -
                                            ---------       ---------     ---------       ---------
Balance November 27, 1999                   $  19,469       $       -     $       -       $   8,201
                                            =========       =========     =========       =========

The charge of $54.7 million in accrued compensation reflects an original planned headcount reduction of 1,371 employees worldwide. This charge was increased by a net $2.2 million during the fourth quarter of 1999. The $2.2 million consists of an $8.6 million reserve for severance of an additional 282 employees worldwide across all responsibilities, offset in part by reversal of a $6.4 million reserve for pension settlement that was not needed as settlement accounting was not appropriate during the year. Headcount reduction under the current plan of reorganization now totals 1,653 employees worldwide. Approximately 1,200 employees have been terminated under the plan. Severance of $37.5 million has been paid to approximately 1,177 of these employees, while the other 23 employees will be paid severance in the third quarter of 2000. As a result of the sale of the Color Printing and Imaging division, the company will need to evaluate the severance reserves to determine whether all of the remaining amounts are required. This process will take place during the third quarter, and any excess reserve will be reversed to non-recurring charges.

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

The $19.9 million charge for payables and other liabilities includes reserves for lease buy-outs and abandonment of facilities, sales returns and allowances and commitments for enhancements related to discontinued products. This reserve was increased by $4.0 million during 1999 to provide for additional costs to exit certain sales and service offices worldwide and to fulfill certain contractual commitments, partly offset by a decrease in original sales returns allowances. The $8.2 million reserve remaining at the end of the period mainly represents future lease payments on abandoned facilities that will continue over the lives of the lease contracts.


RECEIVABLES

On September 10, 1996, the company entered into a five-year revolving receivables purchase agreement with Citibank NA to sell, without recourse, an undivided interest of up to $50.0 million in a defined pool of trade accounts receivable. Receivables of $50.0 million were sold under this agreement as of November 27, 1999 and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.


INVENTORIES

Inventories consisted of:
                                                         Nov. 27,        May 29,
(In thousands)                                              1999           1999
-------------------------------------------------------------------------------
Materials and work in process                         $   51,325     $   54,766
Finished goods                                            69,545        103,539
                                                      ----------     ----------
    Inventories                                       $  120,870     $  158,305
                                                      ==========     ==========


PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:
                                                         Nov. 27,        May 29,
(In thousands)                                              1999           1999
-------------------------------------------------------------------------------
Land                                                  $    4,754     $    4,642
Buildings                                                170,074        186,525
Machinery and equipment                                  350,302        405,978
                                                      ----------     ----------
                                                         525,130        597,145
Accumulated depreciation and amortization               (271,479)      (313,376)
                                                      ----------     ----------
    Property, plant and equipment - net               $  253,651     $  283,769
                                                      ==========     ==========

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components, net of tax, are as follows:

                                                             Quarter ended                Two quarters ended
                                                         Nov. 27,       Nov. 28,        Nov. 27,       Nov. 28,
(In thousands)                                              1999           1998            1999           1998
--------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                   $   15,186     $  (85,871)     $    6,704     $  (90,534)
Other comprehensive income (loss):
    Currency translation adjustment                        5,207         14,733           5,157         11,242
    Unrealized loss on
        available-for-sale securities                        (60)          (340)           (277)        (4,446)
    Reclassification adjustment for
        realized gains (losses) included
        in net income                                        360         (1,415)            371         (3,879)
                                                      ----------     ----------      ----------     ----------
    Comprehensive income (loss)                       $   20,693     $  (72,893)     $   11,955     $  (87,617)
                                                      ==========     ==========      ==========     ==========

BUSINESS SEGMENTS

The company has historically been organized based on the products and services that it offers. During the periods reported, the company operated in three main segments: Measurement, Color Printing and Imaging, and Video and Networking. Operations for the Color Printing and Imaging division were accounted for as discontinued during the quarter, and substantially all of the assets of the division were sold to Xerox subsequent to quarter-end. In addition, substantially all of the operating assets of the Video and Networking division were sold to Grass Valley Group, Inc. in a transaction that closed September 24, 1999. Going forward, the only segment in which the company will operate is Measurement.

The information provided below was obtained from internal information that was provided to the company's chief operating decision-maker for the purpose of corporate management. Assets, liabilities and expenses attributable to corporate activity were not allocated to the three operating segments. Inter-segment sales were not material and were included in net sales to external customers below. Figures shown for 1999 were restated to include results for the VideoTele.com product family within Measurement and exclude them from Video and Networking.

                                                             Quarter ended                Two quarters ended
                                                         Nov. 27,       Nov. 28,        Nov. 27,       Nov. 28,
(In thousands)                                              1999           1998            1999           1998
--------------------------------------------------------------------------------------------------------------
Net sales to external customers
    (by division):

Measurement                                           $  253,325     $  213,291      $  481,359     $  424,449
Video and Networking                                       7,946         59,619          60,659        112,062
                                                      ----------     ----------      ----------     ----------
Net sales                                             $  261,271     $  272,910      $  542,018     $  536,511
                                                      ==========     ==========      ==========     ==========

Net sales to external customers
  (by region):
      United States                                   $  140,484     $  136,264      $  287,695     $  267,352
      Europe                                              65,132         83,750         137,481        154,336
      Pacific                                             29,399         27,718          57,924         61,090
      Japan                                               14,746         13,953          35,547         30,005
      Americas                                            11,510         11,225          23,371         23,728
                                                      ----------     ----------      ----------     ----------
Net sales                                             $  261,271     $  272,910      $  542,018     $  536,511
                                                      ==========     ==========      ==========     ==========

Operating income (loss):
    Measurement                                       $   26,375     $   14,743      $   49,033     $   26,134
    Video and Networking                                 (10,710)       (13,285)        (19,013)       (30,861)
    Charges related to the sale of the
        Video and Networking division                          -              -         (26,100)             -
    Non-recurring charges                                      -       (120,534)              -       (120,534)
    Business ventures' income (loss)
        and other                                            112         (2,031)           (352)       (10,387)
                                                      ----------     ----------      ----------     ----------
Operating income (loss)                               $   15,777     $ (121,107)     $    3,568     $ (135,648)
                                                      ==========     ==========      ==========     ==========


INCOME TAXES

The provision for income tax expense (benefit) consisted of:

                                                             Quarter ended                Two quarters ended
                                                         Nov. 27,       Nov. 28,        Nov. 27,       Nov. 28,
(In thousands)                                              1999           1998            1999           1998
--------------------------------------------------------------------------------------------------------------
United States                                         $    1,448     $  (80,862)     $      (23)    $  (89,976)
State                                                        483         (3,829)             (8)        (4,261)
Foreign                                                    2,897         45,106             (47)        50,190
                                                      ----------     ----------      ----------     ----------
    Income tax expense (benefit)                      $    4,828     $  (39,585)     $      (78)    $  (44,047)
                                                      ==========     ==========      ==========     ==========

The annual effective rate used to calculate 1999 income tax benefit from continuing operations was 32%. The effective rate used to calculate income tax on continuing operations for the second quarter of 2000 was 35%, while the rate used to calculate income tax on discontinued operations was 37%. Management currently expects the company's overall effective tax rate for fiscal year 2000 will be 37%.


FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The new statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The new statement is effective for the company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management has not yet completed an evaluation of the effects this standard will have on the company's consolidated financial statements.

Item 2.        Management's Discussion and Analysis of Financial
-------        -------------------------------------------------

                       Condition and Results of Operations
                       -----------------------------------


                                     GENERAL

The company has historically operated in three major business divisions:
Measurement, Color Printing and Imaging, and Video and Networking, as well as in five major geographies: the United States; Europe; the Americas, including Mexico, Canada and South America; the Pacific, excluding Japan; and Japan.

On August 9, 1999, the company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to Grass Valley Group, Inc. During the first quarter of fiscal year 2000, Tektronix recorded pre-tax charges of $26.1 million for losses expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of net assets transferred over the proceeds, as well as asset impairments expected to be incurred as a result of the sale. On September 24, 1999, the companies closed the transaction. Tektronix received cash of $23.7 million, net of transaction costs of $1.1 million, a note receivable of $22.5 million, and a 10% equity interest in that company, which is accounted for under the cost method. Actual losses incurred in connection with the transaction were $26.1 million.

Video and Networking operating results through September 24, 1999 have been included in those from continuing operations for the periods reported. During the quarter and two quarters ended November 27, 1999, Video and Networking realized sales of $7.9 million and $60.7 million, respectively. For the same periods, the division experienced operating losses of $10.7 million and $19.0 million, respectively. During the quarter and two quarters ended November 28, 1998, Video and Networking sales were $59.6 million and $112.1 million, respectively. For these same periods, the division experienced operating losses of $13.3 million and $30.9 million, respectively.

On September 22, 1999, the company announced that it had reached an agreement with Xerox Corporation (Xerox) to sell the net assets of the Color Printing and Imaging division. On January 1, 2000, the company closed the sale of substantially all of the assets of the division. The purchase price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. Tektronix expects to realize a pre-tax gain on the sale of approximately $600.0 million. This gain will be recorded during the third quarter of 2000 as will the loss from operations realized by the Color Printing and Imaging division during the five weeks prior to the close of the sale and any transition costs or other charges related to the transaction.

In accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," the company has accounted for the Color Printing and Imaging division as a discontinued operation. During the quarter and two quarters ended November 27, 1999, Color Printing and Imaging realized sales of $189.8 million and $345.2 million and operating income of $10.8 million and $14.9 million, respectively. During the quarter and two quarters ended November 28, 1998, Color Printing and Imaging realized sales of $159.3 million and $314.6 million, respectively. For the same periods, the division experienced an operating loss of $2.5 million and operating income of $4.7 million, respectively.

                              NON-RECURRING CHARGES

In the second quarter of fiscal year 1999, the company announced and began to implement a series of actions (the plan) intended to align worldwide operations with current market conditions and to improve the profitability of its operations. Simultaneously, the company recorded pre-tax charges of $125.7 million to account for these actions. Through the execution of the plan, the company began to decentralize. As a final step in the decentralization of the company, management committed to sell the majority of the operating assets of the Video and Networking division and the net assets of the Color Printing and Imaging division in early fiscal year 2000. Substantially all division-specific actions included in the plan were completed prior to the consummation of these transactions.

As of November 27, 1999, reserves of $19.5 million and $8.2 million remain for severance and other liabilities, respectively. As a result of the sale of the Color Printing and Imaging division, the company will need to evaluate the severance reserves to determine whether all of the remaining $19.5 million is required. This process will take place during the third quarter, and any excess reserve will be reversed to non-recurring charges. The remaining $8.2 million reserve for other liabilities mainly represents future lease payments on facilities that were abandoned as a result of the decentralization of the company. These payments will continue over the lives of the lease contracts. Management currently expects that actions related to the remaining reserves will require approximately $27.7 million in cash.


                              RESULTS OF OPERATIONS

                Quarter and Two Quarters Ended November 27, 1999
                                       vs.
                Quarter and Two Quarters Ended November 28, 1998


NET INCOME FROM CONTINUING OPERATIONS

The company recognized net income from continuing operations of $8.9 million, or $0.19 per diluted share, during the second quarter of 2000 as compared to a net loss from continuing operations of $84.1 million, or $1.79 per diluted share, recognized during the same period in 1999. During the first half of 2000, the company recognized a net loss from continuing operations of $2.0 million, or $0.04 per diluted share, as compared to net loss from continuing operations of $93.6 million, or $1.93 per diluted share, for the first half of 1999.

The company recognized pre-tax non-recurring charges of $26.1 million during the first quarter of 2000 and $120.5 million during the second quarter of 1999. Excluding these charges, Tektronix would have recognized net income from continuing operations of $8.9 million, or $0.19 per diluted share, for the current quarter, as compared to a net loss of $2.2 million, or $0.05 per diluted share, for the same period in 1999. During the first half of 2000, the company would have recognized net income from continuing operations of $13.4 million, or $0.28 per diluted share, as compared to net loss from continuing operations of $11.6 million, or $0.24 per diluted share for the first half of 1999.


NET INCOME FROM DISCONTINUED OPERATIONS

The company recognized net income from discontinued operations of $6.2 million, or $0.13 per diluted share, for the second quarter of 2000, as compared to a net loss of $1.8 million, or $0.04 per diluted share, for the same period in 1999. For the first half of 2000, the company recognized $8.7 million, or $0.18 per diluted share, in net income from discontinued operations, as compared to net income of $3.1 million, or $0.06 per diluted share, for the first half of 1999.

SALES

Sales from continuing operations for the second quarter of 2000 were $261.3 million, down 4% from second quarter 1999 sales of $272.9 million. Sales for Measurement were $253.3 million, as compared to sales of $213.3 million for the second quarter of 1999. Measurement sales increased 19% over the prior year, including growth in all geographies. The United States and the Pacific experienced the most significant growth, up $25.4 million or 23% and $6.5 million or 29%, respectively. The majority of the increase was realized in sales of oscilloscopes, wireless communication test products and logic analyzers. Sales of these products increased due to positive market response to the launch of new products at the end of 1999, continued growth in wireless communication infrastructure and resurgence in the semiconductor industry.

Sales from continuing operations for the first half of 2000 were $542.0 million, as compared to sales of $536.5 million for the first half of 1999. Measurement sales were $481.4 million, as compared to sales of $424.4 million for the first half of 1999. Measurement sales increased 13% over the prior year, including growth in all geographies. The United States and Japan experienced the most significant growth, up $38.6 million or 18% and $7.2 million or 27%, respectively. Sales for the first half of 2000 increased in the same product lines and for the same reasons discussed above under current quarter results.

ORDERS

Second quarter 2000 orders for Measurement were $241.6 million, up $34.6 million or 17% over orders for the same period in 1999. Orders were up across all geographies except Europe, where orders declined $7.1 million or 11%, as compared to the same quarter of 1999. The decline in orders from Europe can be attributed to a decline in the value of the Euro, as well as strong orders from the region in the second quarter of 1999. Measurement orders from Europe for the second quarter of 1999 were up 24% over those for the same quarter of 1998, while orders from all other regions had declined. The United States and the Pacific experienced the largest increases in orders during the current quarter, up $31.1 million or 34% and $5.7 million or 21%, respectively. Orders from these regions increased in the same product lines and for the same reasons as sales increased for the quarter.

Measurement orders for the first half of 2000 were $485.3 million, up $89.0 million or 22% over orders for the same period in 1999. Orders were up across all geographies, particularly in the United States and the Pacific. Orders from the United States were $250.3 million, up $59.8 million or 31% from orders for the same period in 1999. Orders from the Pacific were $62.0 million, up $12.9 million or 26% from orders for the same period in 1999. Orders were impacted by the same favorable conditions that impacted sales.

GROSS PROFIT

The company's gross profit from continuing operations was $120.0 million for the second quarter of 2000, an increase over gross profit of $87.3 million for the same period in 1999. Excluding the non-recurring charges of $34.2 million, gross profit was $121.6 million for the second quarter of 1999. As a percentage of net sales, gross profit was 45.9% for the second quarter of 2000, as compared to 43.5% for the second quarter of 1999, excluding non-recurring charges.

The company's gross profit from continuing operations was $244.3 million for the first half of 2000, an increase over gross profit of $205.0 million for the same period in 1999. Excluding the non-recurring charges noted above, gross profit was $239.2 million for the first half of 1999. As a percentage of net sales, gross profit increased from 44.1%, excluding non-recurring charges, to 45.1% for the first half of 2000.

Measurement gross profit improved from $103.0 million for the second quarter of 1999, to $122.7 million for the second quarter of 2000. As a percentage of net sales, gross profit was 48.4%, as compared to 48.3% for the second quarter of 1999. Measurement gross profit for the first half of 2000 was $232.8 million, as compared to $203.7 million for the first half of 1999. As a percentage of net sales, gross profit was 48.4%, as compared to 48.0% for the first half of 1999. The increase in both periods resulted mainly from higher margins on oscilloscopes introduced during the third and fourth quarters of 1999.

OPERATING EXPENSES

Operating expenses from continuing operations were $104.2 million, down $104.2 million from $208.4 million for the second quarter of 1999, due mainly to $81.5 million in non-recurring charges in the prior year, as well as a decrease in selling, general and administrative and research and development expenses. Selling, general and administrative expenses were $71.5 million for the quarter, a decrease of $13.2 million from the same period in 1999, primarily as a result of only one month of Video and Networking results included in this quarter. Research and development expenses were $32.7 million, $8.4 million lower than those recognized in the second quarter of 1999. The decline was due mainly to $4.0 million in non-recurring charges in the prior year, as well as only one month of Video and Networking results included in the current quarter.

For the first half of 2000, operating expenses from continuing operations were $240.7 million, down $99.9 million from $340.6 million for the first half of 1999, due mainly to lower non-recurring charges, as well as a decrease in selling, general and administrative expenses and losses on investments accounted for under the equity method. Non-recurring charges for the first half of 2000 were $26.1 million, $55.4 million lower than the $81.5 million recorded during the first half of 1999. Selling, general and administrative expenses were $143.3 million, a decrease of $28.7 million from the same period in 1999, primarily as a result of only one month of Video and Networking results included this year. Losses on investments accounted for under the equity method were $0.3 million, $8.8 million lower than those recognized in the same period of 1999, primarily due to Tektronix' $7.2 million share of the loss reported by Merix Corporation during the first half of 1999.

OPERATING MARGIN

Measurement operating income for the second quarter of 2000 was $26.4 million, as compared to $14.7 million generated in the same period of 1999. Operating margin was approximately 10.4% of sales for the quarter, as compared to 6.9% for the second quarter of 1999. Management currently expects that the measurement division will continue to see operating margins of approximately 10% through the end of the year, excluding any non-recurring charges or transition costs.

INCOME TAXES

Income taxes increased from a benefit of $39.6 million for the second quarter of 1999 to expense of $4.8 million for the second quarter of 2000 as a result of earnings before taxes. Income tax expense related to discontinued operations was $3.7 million for the current quarter, as compared to a benefit of $0.8 million for the second quarter of 1999. Income tax benefit was $0.1 million for the first half of 2000, as compared to income tax benefit of $44.0 million for the same period in 1999 as a result of decreased losses before taxes. Income tax expense related to discontinued operations was $4.8 million for the first half of 2000, as compared to $1.4 million for the first half of 1999.

The annual effective rate used to calculate 1999 income tax benefit from continuing operations was 32%. The effective rate used to calculate income tax on continuing operations for the second quarter of 2000 was 35%, while the rate used to calculate income tax on discontinued operations was 37%. Management currently expects the company's overall effective tax rate for fiscal year 2000 will be 37%.


                               FINANCIAL CONDITION

At November 27, 1999, the company held $57.9 million in cash and cash equivalents and bank credit facilities totaling $308.4 million, of which $221.2 million was unused. Unused facilities include $146.7 million in lines of credit and $74.5 million under revolving credit agreements with United States and foreign banks. Net cash proceeds from the sale of the net assets of the Color Printing and Imaging division will be used to pay down outstanding debt and returned to shareholders through the repurchase of common stock, with a small amount retained for other corporate purposes.

WORKING CAPITAL

At November 27, 1999, the company's working capital was $393.1 million, an increase of $5.1 million from the end of 1999. Net assets from discontinued operations were $341.8 million, an increase of $2.8 million during the first half of the year. Excluding net assets of discontinued operations, working capital was $51.3 million, a $2.3 million or 5% increase over year-end.

Current assets decreased $43.6 million during the first half of 2000, with accounts receivable decreasing $37.3 million and inventory decreasing $37.4 million, offset in part by cash and cash equivalents increasing $18.1 million and other current assets increasing $10.2 million.

Accounts receivable decreased due to a decrease of $50.9 million in Video and Networking accounts receivable, which were excluded from the sale to Grass Valley Group, Inc., offset in part by a decline of $5.0 million in securitized receivables and an increase in Measurement accounts receivable resulting from increased sales over the prior quarter.

Inventory declined due to $43.6 million of Video and Networking inventory that did not remain at the end of the quarter as a result of the sale to Grass Valley Group, Inc., offset in part by an increase in inventory in the Measurement division. Measurement inventory, especially purchased materials and work in process balances, were greater than those at year-end due to increased sales over the prior quarter, as well as increased order backlog and production forecasts going into the next quarter.

Cash and cash equivalents increased $18.1 million during the first half of the year. Sources of cash included $46.0 million from continuing operations, $6.0 million from discontinued operations, $22.6 million in net proceeds from the sale of Video and Networking and $14.8 million in proceeds from sales of real estate and other fixed assets. Cash was consumed during the first half of the year through capital expenditures of $22.5 million, dividends of $11.3 million and a $36.1 million reduction in short-term debt.

Other current assets increased primarily due to the recording of the $5.0 million current portion of a note receivable from Grass Valley Group, Inc., as well as an increase in current income tax benefits of $3.3 million associated mainly with non-recurring charges recorded in connection with the sale of the Video and Networking division.

Current liabilities decreased $48.7 million during the first half of 2000, due mainly to a decrease in short-term debt of $36.1 million and a decrease in accrued compensation of $14.7 million. Short-term debt declined as cash requirements were met with cash received from the sale of Video and Networking and other sources. Accrued compensation decreased mainly due to the transfer of accrued payroll for Video and Networking employees to Grass Valley Group, Inc., payment of severance, as well as payment of year-end accruals of incentives and commissions.

LONG-TERM FINANCIAL POSITION

Other long-term assets increased $17.8 million due mainly to the recording of the $17.5 million long-term portion of a note receivable from Grass Valley Group, Inc. and a 10% equity interest in that company, which is accounted for under the cost method. Shareholders' equity was nearly flat, as compared to year-end.

                                YEAR 2000 UPDATE

Subject to continued monitoring of third party suppliers, Tektronix, Inc.'s Year 2000 Program (Program) is complete, and no material problems have arisen since the end of calendar year 1999. The Program addressed the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000. All of the company's business computer systems are year 2000 ready. Other information technology projects have not been delayed due to the implementation of the Year 2000 Program.

Program

Tektronix' Program was divided into three major sections: (1) infrastructure (information, logistics and other technology used in the company's business, including hardware and software, which is sometimes referred to as IT); (2) products (hardware and software products delivered to customers); and (3) external suppliers and providers (vendors, manufacturers and suppliers to the company). The general phases common to all sections were: (1) identification and prioritization of various systems through an extensive inventory of all items used throughout the company including customer products and services and material third party manufacturers, suppliers and vendors; (2) remediation of material systems through replacement or updates; (3) testing, including the sending, receiving and processing of various information types to ensure ongoing functionality, integrity and accuracy; and (4) contingency planning to establish alternate solutions for any material systems determined not to be year 2000 compliant. Material items were those believed by the company to have a risk involving the safety of individuals or that may cause damage to property or the environment, or affect the continuation of business activities or materially affect revenues. All phases for all three sections are complete.

The company's products that are not year 2000 ready have been identified, and the company has determined to what extent upgrades will be made available to make non-compliant products ready. All newly introduced products will be year 2000 ready. The company maintains a web site for customers to review product readiness, including product upgrades, customer-serviceable fixes, and non-compliant products for which upgrades will not be available.

Material external suppliers have been identified and prioritized. Tektronix has evaluated the preparedness of material external suppliers. Contingency plans address alternatives in the event that a material supplier is unable to supply materials or services due to a lack of preparedness. Evaluating supplier readiness included written representations from suppliers regarding their year 2000 readiness programs, as well as onsite assessments. Assessments were conducted using the criteria established by the High Tech Consortium, LLC, an organization consisting of approximately 15 other high technology companies that was organized for the purpose of developing review criteria and sharing the results of common supplier readiness assessments.

Costs

Costs associated with modifications to become year 2000 ready, as well as the total cost of the Year 2000 Program (but not including the costs of the Oracle enterprise system), are estimated as follows:

(In thousands)
-------------------------------------------------------------------------------
Costs incurred through November 27, 1999                      $ 2,368
Estimated remaining costs                                         358
                                                              -------
         Total costs                                          $ 2,726
                                                              =======

The total costs associated with required modifications to become year 2000 ready, as well as the total costs of the Year 2000 Program, are not expected to be material to the company's financial position or operating results. Such costs are expensed as incurred in accordance with generally accepted accounting principles.

Risks

The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the company's results of operations, liquidity and financial condition. While the company is not aware of any material 2000 related problems that have resulted from the new year, due to the general uncertainty inherent in the year 2000 problem, the company is unable to determine at this time whether the consequences of year 2000 failures will have a material impact on the company's results of operations, liquidity or financial condition. The Year 2000 Program, which has been completed, together with ongoing monitoring of suppliers during the Year 2000, is expected to significantly reduce the company's level of uncertainty about the year 2000 problem and significantly reduce the risk of significant interruptions of normal operations.

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

The company is not in a position to identify or to avoid all possible scenarios. Contingency plans include mitigating the impact of various scenarios if they were to occur. Due to the large number of variables involved, the company cannot provide an estimate of the damage it might suffer if any of these scenarios were to occur.

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

Tektronix has other risk factors in its business, including, but not limited to: the continued growth in wireless communication infrastructure and the semiconductor industry; the effects of year 2000 compliance issues later in the year; the timely introduction of new products scheduled during the current year, which could be affected by engineering or other development program slippage, the ability to ramp up production or to develop effective sales channels; customers' acceptance of and demand for new products; the ability to reduce expenditures; and other risk factors listed from time-to-time in the company's Securities and Exchange Commission reports and press releases.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk
-------   ----------------------------------------------------------

Reference is made to Item 7A of the company's Annual Report on Form 10-K for the year ended May 29, 1999.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

     (a)  Exhibit:

          (2) (i) Amended Asset Purchase Agreement between Tektronix, Inc. and Xerox Corporation dated as of September 22, 1999 and Amendment Nos. 1 and 2 thereto.

          (27) (i)  Financial Data Schedule.

     --------------

     (b)  Reports on Form 8-K:

          Tektronix filed a report on Form 8-K on October 12, 1999 with respect to the sale of substantially all of the operating assets related to its video content production business to Grass Valley Group, Inc.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


January 11, 2000                       TEKTRONIX, INC.


                                       By CARL W. NEUN
                                          --------------------------------------
                                          Carl W. Neun
                                          Senior Vice President and
                                          Chief Financial Officer

                                 EXHIBIT INDEX

         Exhibit No.     Exhibit Description
         -----------     -------------------

          (2) (i) Amended Asset Purchase Agreement between Tektronix, Inc. and Xerox Corporation dated as of September 22, 1999 and Amendment Nos. 1 and 2 thereto.

          (27) (i)       Financial Data Schedule.