Form 10-Q
period 2000-02-26
TEKTRONIX INC
filed 2000-04-10
CIK 96879

==============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[ X ]     Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarter ended February 26, 2000, or,

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

                                 NOT APPLICABLE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X   No
             -------   ------

AT MARCH 25, 2000 THERE WERE 48,203,907 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING. (Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
------

                                                                              PAGE NO.
                                                                              --------
PART I.  FINANCIAL INFORMATION

    Item 1.       Financial Statements:

                  Condensed Consolidated Balance Sheets -                       2
                      February 26, 2000 and May 29, 1999

                  Condensed Consolidated Statements of Operations -             3
                      for the Quarter ended February 26, 2000
                      and the Quarter ended February 27, 1999

                      for the Three quarters ended February 26, 2000
                      and the Three quarters ended February 27, 1999

                  Condensed Consolidated Statements of Cash Flows -             4
                      for the Three quarters ended February 26, 2000
                      and the Three quarters ended February 27, 1999

                  Notes to Condensed Consolidated Financial Statements          5



    Item 2.       Management's Discussion and Analysis of Financial             13
                  Condition and Results of Operations

    Item 3.       Quantitative and Qualitative Disclosures About Market Risk    21



PART II.  OTHER INFORMATION

    Item 6.       Exhibits and Reports on Form 8-K                              22

SIGNATURE                                                                       23


                        TEKTRONIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                        Feb. 26,               May 29,
(In thousands)                                                              2000                  1999
------------------------------------------------------------------------------------------------------
ASSETS
    Current assets:
        Cash and cash equivalents                                   $    849,511          $     39,747
        Accounts receivable - net                                        157,675               165,979
        Inventories                                                      110,611               158,305
        Net assets of discontinued operations                                  -               338,990
        Other current assets                                              55,986                83,417
                                                                    ------------          ------------
           Total current assets                                        1,173,783               786,438

    Property, plant and equipment - net                                  190,901               283,769
    Deferred tax assets                                                   19,476                56,405
    Other long-term assets                                               209,491               121,723
                                                                    ------------          ------------
           Total assets                                             $  1,593,651          $  1,248,335
                                                                    ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
        Short-term debt                                             $      3,580          $    115,687
        Accounts payable                                                 239,823               171,306
        Accrued compensation                                              80,861               108,982
        Deferred revenue                                                  12,995                 2,438
        Income taxes payable                                              92,606                     -
                                                                    ------------          ------------
           Total current liabilities                                     429,865               398,413

    Long-term debt                                                       150,523               150,722
    Other long-term liabilities                                           79,296                77,638

    Shareholders' equity:
        Common stock                                                     157,211               143,263
        Retained earnings                                                754,819               458,613
        Accumulated other comprehensive income                            21,937                19,686
                                                                    ------------          ------------
           Total shareholders' equity                                    933,967               621,562
                                                                    ------------          ------------
           Total liabilities and shareholders' equity               $  1,593,651          $  1,248,335
                                                                    ============          ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  Quarter ended                        Three quarters ended
                                                           Feb. 26,           Feb. 27,             Feb. 26,           Feb. 27,
(In thousands except for per share amounts)                    2000               1999                 2000               1999
-------------------------------------------------------------------------------------------------------------------------------
Net sales                                                $  277,044          $  273,009          $  819,062          $  809,520
Cost of sales                                               153,601             145,729             451,330             477,245
                                                         ----------          ----------          ----------          ----------
    Gross profit                                            123,443             127,280             367,732             332,275

Research and development expenses                            30,412              29,666             101,355             107,602
Selling, general and administrative
    expenses                                                 81,938              72,461             225,273             244,500
Equity in business ventures' income (loss)                     (356)                286                (699)             (8,894)
Non-recurring charges                                        36,617                   -              36,617              81,488
Charges related to the
    sale of Video and Networking                              5,513                   -              31,613                   -
                                                         ----------          ----------          ----------          ----------
    Operating income (loss)                                 (31,393)             25,439             (27,825)           (110,209)

Other income (expense) - net                                  5,487              (7,437)               (135)             (9,438)
                                                         ----------          ----------          ----------          ----------
        Earnings (loss) from continuing
            operations before taxes                         (25,906)             18,002             (27,960)           (119,647)

Income tax expense (benefit)                                 (9,067)              5,761              (9,145)            (38,286)
                                                         ----------          ----------          ----------          ----------
        Net earnings (loss) from continuing
           operations                                       (16,839)             12,241             (18,815)            (81,361)

Discontinued operations:

    Earnings (loss) from operations of
        Color Printing and Imaging
        (less applicable income tax expense (benefit)
        of $(6,825), 1,064, (2,063), and 2,507,
        respectively)                                       (12,675)              2,261              (3,995)              5,329
    Gain on sale of Color Printing
        and Imaging (less applicable income tax
        expense of $198,476)                                340,307                   -             340,307                   -
                                                         ----------          ----------          ----------          ----------
        Net earnings from discontinued
           operations                                       327,632               2,261             336,312               5,329
                                                         ----------          ----------          ----------          ----------

Net earnings (loss)                                      $  310,793          $   14,502          $  317,497          $  (76,032)
                                                         ==========          ==========          ==========          ==========

Earnings (loss) per share - basic                        $     6.57          $     0.31          $     6.74          $    (1.59)
Earnings (loss) per share - diluted                      $     6.49          $     0.31          $     6.68          $    (1.59)

Earnings (loss) per share from continuing
    operations - basic and diluted                       $    (0.36)         $     0.26          $    (0.40)         $    (1.70)

Earnings per share from
    discontinued operations - basic                      $     6.93          $     0.05          $     7.14          $     0.11
Earnings per share from
    discontinued operations - diluted                    $     6.84          $     0.05          $     7.08          $     0.11



Dividends per share                                      $     0.12          $     0.12          $     0.36          $     0.36


Average shares outstanding - basic                           47,297              46,846              47,126              47,944
Average shares outstanding - diluted                         47,890              47,249              47,503              47,944


The accompanying notes are an integral part of these condensed consolidated financial statements.


                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                  Three quarters ended
                                                                               Feb. 26,         Feb. 27,
(In thousands)                                                                     2000             1999
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                        $    317,497     $    (76,032)
Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
      (Earnings) loss from discontinued operations                                3,995           (5,329)
      Pre-tax gain on sale of Color Printing and Imaging                       (538,783)               -
      Pre-tax net non-recurring charges                                          51,136          120,534
      Charges related to the sale of Video and Networking                        31,613                -
      Depreciation and amortization expense                                      41,141           48,514
      Payment to fund pension plan                                              (42,500)               -
      Deferred income tax expense (benefit)                                      36,367          (65,962)
      (Gain) loss on sale of fixed assets                                       (14,647)           1,657
      (Gain) loss on sale of investments                                            619           (7,294)
      Equity in business ventures' loss                                             699            8,894
      Changes in operating assets and liabilities:
        Accounts receivable                                                       3,722           77,632
        Inventories                                                             (17,052)         (31,841)
        Other current assets                                                     29,182           (2,876)
        Accounts payable                                                            183          (15,867)
        Accrued compensation                                                    (25,137)         (70,884)
        Income taxes payable                                                     92,733                -
        Other-net                                                                 1,288          (11,878)
                                                                            ------------     ------------
        Net cash used in continuing operations                                  (27,944)         (30,732)
        Net cash provided by (used in) discontinued operations                   22,401          (43,641)
                                                                            ------------     ------------
            Net cash used in operating activities                                (5,543)         (74,373)
                                                                            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                    (30,323)         (50,851)
Acquisition of business                                                          (4,500)          (4,300)
Net proceeds from sale of Color Printing and Imaging                            906,130                -
Net proceeds from sale of Video and Networking                                   22,600                -
Net proceeds from sale of fixed assets                                           42,469            5,506
Net proceeds from sale of investments                                             2,813            8,929
                                                                           ------------     ------------
            Net cash provided by (used in) investing activities                 939,189          (40,716)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt                                                  (112,661)         132,605
Repayment of long-term debt                                                        (199)            (576)
Issuance of common stock                                                         36,146            1,335
Repurchase of common stock                                                      (30,246)         (85,524)
Dividends                                                                       (16,922)         (17,280)
                                                                           ------------     ------------
            Net cash provided by (used in) financing activities                (123,882)          30,560
                                                                           ------------     ------------
Net increase (decrease) in cash and cash equivalents                            809,764          (84,529)
Cash and cash equivalents at beginning of period                                 39,747          120,541
                                                                           ------------     ------------
Cash and cash equivalents at end of period                                 $    849,511     $     36,012
                                                                           ============     ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid - net                                                    $      4,728     $     13,373
Interest paid                                                                    16,135           14,427

NON-CASH INVESTING ACTIVITIES
Note receivable for sale of Video and Networking assets                    $     28,000                -
Note receivable for sale of receivables to Grass Valley Group Inc.                4,300                -
Common stock of Grass Valley Group Inc. for sale of Video and
   Networking assets                                                              6,300                -

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

DISCONTINUED OPERATIONS

On January 1, 2000, the company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation (Xerox). The purchase price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During the third quarter of 2000, Tektronix recorded a net gain of $340.3 million on this sale. The gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $50.0 million accrual for contingent liabilities and potential purchase price adjustments related to the sale and $14.4 million in transaction and other costs.

On January 26, 2000, Tektronix announced a plan for the use of the net proceeds from the sale. The plan included a $550.0 million common stock repurchase program comprised of a Dutch Auction tender offer followed by an open market purchase of shares, the repayment of substantially all of the outstanding short-term debt and the retention of the remaining proceeds for other corporate purposes.

The company accounted for the Color Printing and Imaging division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Summarized results of operations through December 31, 1999, and the gain on sale of the Color Printing and Imaging division were as follows:

                                                                  Quarter ended                      Three quarters ended
                                                           Feb. 26,            Feb. 27,           Feb. 26,           Feb. 27,
(In thousands except for per share amounts)                    2000                1999               2000               1999
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                 $  24,302           $ 197,598          $ 369,459           $ 512,230
                                                          ---------           ---------          ---------           ---------
Earnings (loss) before taxes                                (19,500)              3,325             (6,058)              7,836
Income tax expense (benefit)                                 (6,825)              1,064             (2,063)              2,507
                                                          ---------           ---------          ---------           ---------
Earnings (loss) from operations                             (12,675)              2,261             (3,995)              5,329
Gain on sale of Color Printing and Imaging
    (less applicable tax of $198,476)                       340,307                   -            340,307                   -
                                                          ---------           ---------          ---------           ---------
Net earnings                                              $ 327,632           $   2,261          $ 336,312           $   5,329
                                                          =========           =========          =========           =========
Net earnings per diluted share                            $    6.84           $    0.05          $    7.08           $    0.11
                                                          =========           =========          =========           =========

Summarized net assets for the Color Printing and Imaging division were as follows:

                                                               May 29,
(In thousands)                                                    1999
-----------------------------------------------------------------------
Current assets                                            $    272,210
Long-term assets                                               177,810
Current liabilities                                            (98,633)
Long-term liabilities                                          (12,397)
                                                          ------------
Net assets of discontinued operations                     $    338,990
                                                          ============

REPURCHASE OF COMMON STOCK

The company's plan for the use of the net proceeds from the sale of the Color Printing and Imaging division included a $550.0 million share repurchase program. On February 23, 2000, the company purchased 107,394 shares of its common stock at $44 per share, totaling $4.7 million, through a Dutch Auction tender offer. On March 15, 2000, the Board of Directors approved a program to purchase up to $545.0 million of the company's common stock on the open market or through negotiated transactions.

SALE OF VIDEO AND NETWORKING

On August 9, 1999, the company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to Grass Valley Group Inc. During the first quarter of 2000, Tektronix recorded pre-tax charges of $26.1 million for losses expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of assets to be transferred over the proceeds, as well as asset impairments expected to be incurred as a result of the sale. On September 24, 1999, the companies closed the transaction. Tektronix received cash of $23.7 million, net of transaction costs of $1.1 million, a note receivable of $22.5 million, and a 10% equity interest in Grass Valley Group Inc., which was recorded in other long-term assets and is accounted for under the cost method. The actual loss on the sale was $26.1 million. Management concluded that accounting for the Video and Networking division as a discontinued operation, in accordance with Accounting Principles Board Opinion No. 30, was not appropriate as a portion of the division was retained by the company, including the VideoTele.com business, which generated net sales of $33.2 million in 1999.

On February 25, 2000, Tektronix and Grass Valley Group Inc. entered into a subsequent agreement. Under this agreement, the company sold unbilled revenue on systems contracts in progress that were not a part of the original transaction. As consideration for the assets sold, the note receivable was amended to increase the principal balance and decrease the interest rate. The note is now carried at $28.0 million, with $23.0 million classified as long-term and $5.0 million classified as short-term. In addition, a $4.3 million short-term note receivable was recorded for the sale of certain trade receivables that were also excluded from the original transaction.
Charges of $5.5 million were incurred in conjunction with these new arrangements.

In connection with the new agreement, Tektronix has also agreed to sell, at a fixed price, its 10% equity interest in Grass Valley Group Inc., to the majority shareholder of that company. This transaction is expected to occur on May 25, 2000, but is contingent upon certain conditions specified in the agreement. The company does not expect any gain or loss from this transaction to be material.

PURCHASE OF MAXTEK COMPONENTS CORPORATION

On January 7, 2000, the company acquired Maxim Integrated Products, Inc.'s (Maxim) 50% ownership interest in Maxtek Components Corporation (Maxtek), formerly a joint venture between Tektronix and Maxim. The purchase price and related goodwill are not material. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of Maxtek have been consolidated in the company's financial statements since the date of acquisition. Pro forma comparative results of operations are not presented because they are not materially different from the company's reported results of operations. The company will account for Maxtek as a wholly-owned subsidiary with its results included in the Measurement segment.

FORMATION OF VIDEOTELE.COM AS A WHOLLY-OWNED SUBSIDIARY

The company formed a new subsidiary and transferred to it substantially all of the assets and liabilities relating to its VideoTele.com business, effective February 26, 2000. All of the outstanding stock of this subsidiary is owned by the company, and employees of the company working for the subsidiary are receiving options to purchase approximately 25% of the equity of the subsidiary. VideoTele.com recorded net sales of $17.1 million for the three quarters ended February 26, 2000, which were included in net sales of the Measurement segment.

NON-RECURRING CHARGES

In the third quarter of 2000, the company announced and began to implement a series of actions (the 2000 plan) intended to further consolidate worldwide operations and transition the company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring. Major actions under the 2000 plan include the exit from and consolidation within underutilized facilities, including the write-off of assets that will be abandoned in conjunction with this action, the impairment of certain shared assets, the write-off and disposal of certain excess service and other inventories and focused headcount reductions to streamline the cost structure to that of a smaller stand-alone Measurement business and to eliminate duplicative functions within the company's infrastructure. The company recorded pre-tax non-recurring charges of $64.8 million to account for these actions, including $19.1 million for the impairment of assets, $16.8 million for lease cancellation fees and future payments on exited leased facilities and volume-based contracts, $15.5 million for the write-off and disposal of excess inventories and $13.4 million for severance.

In the second quarter of 1999, the company announced and began to implement a series of actions (the 1999 plan) intended to align worldwide operations with market conditions and to improve the profitability of its operations. These actions included a net reduction of approximately 15% of the company's worldwide workforce, the exit from certain facilities and the streamlining of product and service offerings.

Under the 1999 plan, the company recorded pre-tax charges of $125.7 million, including restructuring charges of $115.8 million and other non-recurring charges of $9.9 million for related actions. The $115.8 million in restructuring charges included $56.9 million in severance expense, $27.1 million for the write-off and disposal of excess inventory, $17.0 million for the impairment of long-term assets and $14.8 million for lease cancellation fees. The $9.9 million for related actions included $5.1 million of expected sales returns, $0.8 million of bad debt expense and $4.0 million of costs to fulfill commitments to deliver software enhancements on previously sold product, all associated with exiting the non-linear digital editing business.

Pre-tax net non-recurring charges impacted the company's results of operations as follows:

                                            Location of charge in the
                                            condensed consolidated                 Three quarters ended
(In thousands)                              statements of operations        Feb. 26, 2000         Feb. 27, 1999
---------------------------------------------------------------------------------------------------------------
Asset write-offs and
    impairments                             Non-recurring charges              $   22,629            $   17,397
Lease buy-outs and
    abandonment of facilities               Non-recurring charges                  15,547                 9,411
Inventory write-offs                        Cost of sales                          14,758                27,760
Severance and benefits                      Non-recurring charges                  (1,560)               54,680
Bad debt expense related to                 Selling, general and
    discontinued products                      administrative expenses               (238)                  803
Sales returns and allowances                Net sales                                   -                 6,464
Commitment for enhancements
    related to discontinued                 Research and development
    products                                   expenses                                 -                 4,019
                                                                               -----------           -----------
                                                                               $   51,136            $  120,534
                                                                               ===========           ===========

Pre-tax net non-recurring charges for the quarter and three quarters ended February 26, 2000, total $51.1 million, including $64.8 million in new charges under the 2000 plan and $13.7 million in reversals and adjustments of prior non-recurring charges. Of the net $51.1 million, $14.8 million was recorded in cost of sales, while $36.6 million was recorded in non-recurring charges and $0.3 million was reversed to selling, general and administrative expenses, for a total net charge to operating expenses of $36.3 million.

The pre-tax charges incurred and related actions taken under the 1999 and 2000 plans affected the company's financial position in the following manner:

                                                     Equipment             Payables
                                                     and other            and other                                  Accrued
(In thousands)                                          assets          liabilities          Inventories        compensation
-----------------------------------------------------------------------------------------------------------------------------
Original charges (the 1999 plan)                    $   18,200           $   19,894           $   27,760           $   54,680

Fiscal year 1999 activity:
    Cash paid out                                            -               (7,415)                   -              (20,844)
    Non-cash disposals or write-offs                   (17,055)                   -              (27,070)                   -
    Adjustments to plan (Q4 1999)                         (455)               4,049                 (690)               2,244
                                                    ----------           ----------           ----------           ----------
Balance May 29, 1999                                $      690           $   16,528           $        -           $   36,080
                                                    ----------           ----------           ----------           ----------

Fiscal year 2000 activity:
    New charges (the 2000 plan)                     $   19,142           $   16,787           $   15,460           $   13,362
    Adjustments to plan                                  1,531                    -                  903                    -
    Reversal of excess charges
        (the 1999 plan)                                      -                 (600)                   -              (14,799)
    Cash paid out                                            -              (10,001)                   -              (19,898)
    Non-cash disposals or write-offs                   (21,363)                   -              (16,363)                   -
                                                    ----------           ----------           ----------           ----------
Balance February 26, 2000                           $        -           $   22,714           $        -           $   14,745
                                                    ==========           ==========           ==========           ==========

The original charge of $18.2 million for equipment and other assets included asset impairments of $17.4 million and $0.8 million in reserves for bad debt expense. The impaired assets were primarily related to discontinued product lines in Color Printing and Imaging and Video and Networking and included manufacturing assets of $6.2 million, goodwill and other intangibles of $6.5 million and leasehold improvements and other assets of $4.7 million.

Under the 2000 plan, a new charge of $19.1 million was taken to account for the write-off of assets that will be abandoned in conjunction with exited facilities, the impairment of certain shared assets that were appropriate to support a portfolio of businesses but are not required to support the stand-alone Measurement business and the write-down of prepaid royalties that were impaired as a result of the decision to de-emphasize certain product lines that are not strategic to the company's business.

The original $19.9 million charge for payables and other liabilities included reserves for lease buy-outs and abandonment of facilities, sales returns and allowances and commitments for enhancements related to discontinued products. This reserve was increased by $4.0 million during 1999 to provide for additional costs to exit certain sales and service offices worldwide and to fulfill certain contractual commitments, partly offset by a decrease in original sales returns allowances.

Under the 2000 plan, the company recorded a new charge of $16.8 million to account for lease cancellation fees and future payments on exited leased facilities and volume-based contracts. The facilities being exited include excess administrative space and sales facilities. Many of the remaining sales personnel will work out of home offices.

The $27.8 million original charge to inventories under the 1999 plan included inventories impaired as a result of the consolidation of Measurement service offerings, the discontinuation of three Color Printing and Imaging product lines and the discontinuation of non-linear digital editing products sold under the Lightworks name.

Under the 2000 plan, the company recorded a charge of $15.5 million to account for the write-off and disposal of certain service inventories, impaired as a result of management's commitment to streamlining Measurement's service business, and VideoTele.com inventory that was not transferred to the new subsidiary due to the discontinuation of certain product lines.

The original charge of $54.7 million in accrued compensation reflects a planned headcount reduction of 1,371 employees worldwide. This charge was increased by a net $2.2 million during the fourth quarter of 1999. The
$2.2 million consisted of an $8.6 million reserve for severance of an additional 282 employees worldwide across all responsibilities, offset in part by reversal of a $6.4 million reserve for pension settlement that was not needed as settlement accounting was not appropriate during 1999. As a result of the sale of the Color Printing and Imaging division, the company evaluated the balance in the severance reserve and determined that the amounts remaining under the 1999 plan were not required, as the remaining employees to be terminated were transferred to Xerox in conjunction with the sale or voluntarily left the company without severance. As such, the excess reserves of $14.8 million for 332 employees were reversed to non-recurring charges during the third quarter of 2000. Headcount reduction under the 1999 plan of reorganization totaled 1,321 employees worldwide. Severance of $40.4 million has been paid to approximately 1,274 of these employees, while the other 47 employees will be paid severance of $1.7 million, through the first quarter of fiscal year 2001.

Under the 2000 plan, $13.4 million in accrued compensation was recorded to reflect focused headcount reductions of 339 employees, a net increase of seven employees over the 332 reversed, to streamline the company's cost structure to that of a smaller stand-alone Measurement business and to eliminate excess and duplicative functions. The planned reductions are primarily in manufacturing with the remaining cuts in administrative and sales functions.

SALE OF BUILDINGS

During the third quarter of 2000, the company completed the sale of several buildings in conjunction with its plan to exit from and consolidate within facilities while transitioning to a stand-alone Measurement business. These sales resulted in total pre-tax gains of $12.0 million, which were included in other income (expense)- net in the condensed consolidated statements of operations. Included were $3.3 million in gains on the sales of office, warehouse and manufacturing facilities on the Beaverton, Oregon campus and an $8.7 million gain on the sale of an office facility in Marlow, England.

RECEIVABLES

On September 10, 1996, the company entered into a five-year revolving receivables purchase agreement with Citibank NA to sell, without recourse, an undivided interest of up to $50.0 million in a defined pool of trade accounts receivable. Receivables of zero and $40.0 million were sold under this agreement as of February 26, 2000 and May 29, 1999, respectively, and are therefore not reflected in the accounts receivable balance in the accompanying Condensed Consolidated Balance Sheet.

INVENTORIES

Inventories consisted of:

                                                    Feb. 26,              May 29,
(In thousands)                                          2000                 1999
----------------------------------------------------------------------------------
Materials and work in process                    $    41,673          $    54,766
Finished goods                                        68,938              103,539
                                                 -----------          -----------
Inventories                                      $   110,611          $   158,305
                                                 ===========          ===========

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of:
                                                    Feb. 26,              May 29,
(In thousands)                                          2000                 1999
----------------------------------------------------------------------------------
Land                                             $     1,739          $     4,642
Buildings                                            157,961              186,525
Machinery and equipment                              285,369              405,978
                                                 -----------          -----------
                                                     445,069              597,145
Accumulated depreciation                            (254,168)            (313,376)
                                                 -----------          -----------
Property, plant and equipment - net              $   190,901          $   283,769
                                                 ===========          ===========


COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) and its components, net of tax, were as follows:

                                                                 Quarter ended                        Three quarters ended
                                                         Feb. 26,             Feb. 27,             Feb. 26,            Feb. 27,
(In thousands)                                               2000                1999                  2000                1999
--------------------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                    $  310,793           $   14,502           $  317,497          $  (76,032)
Other comprehensive income (loss):
    Currency translation adjustment                        (3,761)              (5,781)               1,396               5,461
    Unrealized gain (loss) on
        available-for-sale securities                         761                 (601)                 484              (5,047)
    Reclassification adjustment for
        realized gains (losses) included
        in net earnings (loss)                                  -                 (497)                 371              (4,376)
                                                       ----------           ----------           ----------          ----------
Comprehensive income (loss)                            $  307,793           $    7,623           $  319,748          $  (79,994)
                                                       ==========           ==========           ==========          ==========

BUSINESS SEGMENTS

The company has historically operated in three main segments: Measurement, Color Printing and Imaging, and Video and Networking. Operations for the Color Printing and Imaging division were accounted for as discontinued during the quarter, as substantially all of the assets of the division were sold to Xerox in a transaction that closed January 1, 2000. In addition, substantially all of the operating assets of the Video and Networking division were sold to Grass Valley Group Inc. in a transaction that closed September 24, 1999.

The information provided below was obtained from internal information that was provided to the company's chief financial officer for the purpose of corporate management. Assets, liabilities and expenses attributable to corporate activity were not allocated to the operating segments. Inter-segment sales were not material and were included in net sales to external customers below. Figures shown for 1999 were restated to include results for the VideoTele.com business within Measurement and exclude them from Video and Networking.

                                                      Quarter ended                      Three quarters ended
                                               Feb. 26,            Feb. 27,           Feb. 26,            Feb. 27,
(In thousands)                                    2000                 1999               2000                1999
-------------------------------------------------------------------------------------------------------------------
Net sales to external customers
    (by segment):

Measurement                                  $  270,627          $  211,200          $  751,986          $  635,649
Video and Networking and other                    6,417              61,809              67,076             173,871
                                             ----------          ----------          ----------          ----------
Net sales                                    $  277,044          $  273,009          $  819,062          $  809,520
                                             ==========          ==========          ==========          ==========

Net sales to external customers
    (by region):
        United States                        $  139,290          $  124,620          $  426,985          $  391,972
        Europe                                   56,116              80,240             193,597             234,575
        Pacific                                  34,788              34,260              92,712              95,350
        Japan                                    28,012              20,845              63,558              50,851
        Americas                                 18,838              13,044              42,210              36,772
                                             ----------          ----------          ----------          ----------
Net sales                                    $  277,044          $  273,009          $  819,062          $  809,520
                                             ==========          ==========          ==========          ==========







Operating income (loss):
    Measurement                             $  34,324           $  30,367           $  83,015           $  47,321
    Video and Networking                       (2,256)             (5,778)            (21,269)            (36,639)
    Charges related to the sale of
        Video and Networking                   (5,513)                  -             (31,613)                  -
    Non-recurring charges                     (51,136)                  -             (51,136)           (120,534)
    Other income (loss)                        (6,812)                850              (6,822)               (357)
                                            ---------           ---------           ---------           ---------
Operating income (loss)                     $ (31,393)          $  25,439           $ (27,825)          $(110,209)
                                            =========           =========           =========           =========

INCOME TAXES

The provision for income tax expense (benefit) consisted of:

                                             Quarter ended                      Three quarters ended
                                      Feb. 26,            Feb. 27,          Feb. 26,          Feb. 27,
(In thousands)                            2000               1999               2000              1999
-------------------------------------------------------------------------------------------------------
United States                         $ (2,720)          $ 11,768           $ (2,743)          $(78,208)
State                                     (907)               557               (915)            (3,704)
Foreign                                 (5,440)            (6,564)            (5,487)            43,626
                                      --------           --------           --------           --------
Income tax expense (benefit)          $ (9,067)          $  5,761           $ (9,145)          $(38,286)
                                      ========           ========           ========           ========


The annual effective rate used to calculate the 2000 income tax expense (benefit) was 37%, while the rate for 1999 was 32%. For the quarter and three quarters ended February 26, 2000, the company recorded income tax expense of $191.7 million and $196.4 million, respectively, on earnings from discontinued operations. This is compared to income tax expense of $1.1 million and $2.5 million for the quarter and three quarters ended February 27, 1999, respectively. The significant increase is due to the gain on the sale of the Color Printing and Imaging division realized during the third quarter of 2000.

FUTURE ACCOUNTING CHANGES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management has not yet completed an evaluation of the effects this standard will have on the company's consolidated financial statements.

In December of 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The bulletin will be effective for the company's first quarter of fiscal year 2001. Management has not yet completed an evaluation of the effects this bulletin will have on the company's consolidated financial statements.

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

                       SALE OF COLOR PRINTING AND IMAGING

On January 1, 2000, the company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation (Xerox). The purchase price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During the third quarter of 2000, Tektronix recorded a net gain of $340.3 million on this sale. The gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $50.0 million accrual for contingent liabilities and potential purchase price adjustments related to the sale and $14.4 million in transaction and other costs.

On January 26, 2000, Tektronix announced a plan for the use of the net proceeds from the sale. The plan included a $550.0 million common stock repurchase program comprised of a Dutch Auction tender offer followed by an open market purchase of shares, the repayment of substantially all of the outstanding short-term debt, and the retention of the remaining proceeds for other corporate purposes. On February 23, 2000, the company purchased 107,394 shares of its common stock for $44 per share, totaling $4.7 million, through the Dutch Auction tender offer. On March 15, 2000, the Board of Directors approved a program to purchase up to $545.0 million of the company's common stock on the open market or through negotiated transactions.

The company accounted for the Color Printing and Imaging division as a discontinued operation in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of
Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Operating results of the division through December 31, 1999, have been included in net earnings from discontinued operations for the periods reported. During the quarter and three quarters ended February 26, 2000, Color Printing and Imaging realized net sales of $24.3 million and $369.5 million, respectively, and net losses of $12.7 million and $4.0 million, respectively. During the quarter and three quarters ended February 27, 1999, Color Printing and Imaging realized net sales of $197.6 million and $512.2 million, respectively, and net earnings of $2.3 million and $5.3 million, respectively.

                          SALE OF VIDEO AND NETWORKING

On August 9, 1999, the company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to Grass Valley Group Inc. During the first quarter of 2000, Tektronix recorded pre-tax charges of $26.1 million for losses expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of assets to be transferred over the proceeds, as well as asset impairments expected to be incurred as a result of the sale. On September 24, 1999, the companies closed the transaction. Tektronix received cash of $23.7 million, net of transaction costs of $1.1 million, a note receivable of $22.5 million, and a 10% equity interest in Grass Valley Group Inc., which was recorded in other long-term assets and is accounted for under the cost method. The actual loss on the sale was $26.1 million. Management concluded that accounting for the Video and Networking division as a discontinued operation, in accordance with Accounting Principles Board Opinion No. 30, was not appropriate as a portion of the division was retained by the company, including the VideoTele.com business, which generated net sales of $33.2 million in 1999.

Video and Networking operating results through September 24, 1999, have been included in those from continuing operations for the periods reported. During the quarter and three quarters ended February 26, 2000, Video and Networking realized net sales of zero and $59.6 million, respectively, and operating losses of $2.3 million and $21.3 million, respectively. For the quarter and three quarters ended February 27, 1999, Video and Networking net sales were $61.8 million and $173.9 million, respectively, while operating losses were $5.8 million and $36.6 million, respectively.

On February 25, 2000, Tektronix and Grass Valley Group Inc. entered into a subsequent agreement. Under this agreement, the company sold unbilled revenue on systems contracts in progress that were not a part of the original transaction. As consideration for the assets sold, the note receivable was amended to increase the principal balance and decrease the interest rate. The note is now carried at $28.0 million, with $23.0 million classified as long-term and $5.0 million classified as short-term. In addition, a $4.3 million short-term note receivable was recorded for the sale of certain trade receivables that were also excluded from the original transaction. Charges of $5.5 million were incurred in conjunction with these new arrangements.

In connection with the new agreement, Tektronix has also agreed to sell, at a fixed price, its 10% equity interest in Grass Valley Group Inc., to the majority shareholder of that company. This transaction is expected to occur on May 25, 2000, but is contingent upon certain conditions specified in the agreement. The company does not expect any gain or loss from this transaction to be material.

                    PURCHASE OF MAXTEK COMPONENTS CORPORATION

On January 7, 2000, the company acquired Maxim Integrated Products Inc.'s (Maxim) 50% ownership interest in Maxtek Components Corporation (Maxtek), formerly a joint venture between Tektronix and Maxim. The purchase price and related goodwill are not material. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of Maxtek have been consolidated in the company's financial statements since the date of acquisition. Pro forma comparative results of operations are not presented because they are not materially different from the company's reported results of operations. The company will account for Maxtek as a wholly-owned subsidiary with its results included in the Measurement segment.

             FORMATION OF VIDEOTELE.COM AS A WHOLLY-OWNED SUBSIDIARY

The company formed a new subsidiary and transferred to it substantially all of the assets and liabilities relating to its VideoTele.com business, effective February 26, 2000. All of the outstanding stock of this subsidiary is owned by the company, and employees of the company working for the subsidiary are receiving options to purchase approximately 25% of the equity of the subsidiary. VideoTele.com recorded net sales of $17.1 million for the three quarters ended February 26, 2000, which were included in net sales of the Measurement segment.

                              NON-RECURRING CHARGES

In the second quarter of 1999, the company announced and began to implement a series of actions (the 1999 plan) intended to align worldwide operations with market conditions and to improve the profitability of its operations.
The company recorded pre-tax charges of $125.7 million to account for these actions. During the third quarter of 2000, the company evaluated the remaining reserves under the 1999 plan, to determine whether they were still required. As a result of the sale of the Color Printing and Imaging division, the company determined that the $14.8 million balance in accrued compensation was not required, as the remaining employees to be terminated were transferred to Xerox in conjunction with the sale or voluntarily left the company without severance. Accordingly, the excess reserves were reversed to non-recurring charges.

In the third quarter of 2000, the company announced and began to implement a series of actions (the 2000 plan) intended to further consolidate worldwide operations and transition the company from a portfolio of businesses to a smaller single business focused on test, measurement and monitoring. Major actions under the 2000 plan include, the exit from and consolidation within underutilized facilities, including the write-off of assets that will be abandoned in conjunction with this action, the impairment of certain shared assets, the write-off and disposal of certain excess service and other inventories and focused headcount reductions to streamline the company's cost structure to that of a smaller stand-alone Measurement business and to eliminate duplicative functions within the company's infrastructure. The company recorded pre-tax non-recurring charges of $64.8 million to account for these actions, including $19.1 million for the impairment of assets, $16.8 million for lease cancellation fees and future payments on exited leased facilities and volume-based contracts, $15.5 million for the write-off and disposal of excess inventories and $13.4 million for severance worldwide.

Pre-tax net non-recurring charges for the quarter and three quarters ended February 26, 2000, total $51.1 million, including $64.8 million in new charges under the 2000 plan and $13.7 million in reversals and adjustments of prior non-recurring charges. Of the net $51.1 million, $14.8 million was recorded in cost of sales, while $36.6 million was recorded in non-recurring charges and $0.3 million was reversed to selling, general and administrative expenses, for a total net charge to operating expenses of $36.3 million.

The $19.1 million charge was taken to account for the write-off of assets that will be abandoned in conjunction with exited facilities, the impairment of certain shared assets that were appropriate to support a portfolio of businesses but are not required to support the stand-alone Measurement business and the write-down of prepaid royalties that were impaired as a result of the decision to de-emphasize certain product lines that are not strategic to the company's business.

The company also recorded a charge of $16.8 million to account for lease cancellation fees and future payments on exited leased facilities and volume-based contracts. The facilities being exited include excess administrative space and sales facilities. Many of the remaining sales personnel will work out of home offices.

A charge of $15.5 million was taken to account for the write-off and disposal of certain service inventories, impaired as a result of management's commitment to streamlining Measurement's service business, and VideoTele.com inventory that was not transferred to the new subsidiary due to the discontinuation of certain product lines.

Lastly, $13.4 million in accrued compensation was recorded to reflect focused headcount reductions of 339, a net increase of seven employees over the 332 reversed, to streamline the company's cost structure to that of a smaller stand-alone Measurement business and to eliminate excess and duplicative functions. The planned reductions are primarily in manufacturing with the remaining cuts in administrative and sales functions worldwide.

                                SALE OF BUILDINGS

During the third quarter of 2000, the company completed the sale of several buildings in conjunction with its plan to exit from and consolidate within facilities while transitioning to a stand-alone Measurement business. These sales resulted in total pre-tax gains of $12.0 million, which were included in other income (expense)- net in the condensed consolidated statements of operations. Included were $3.3 million in gains on the sales of office, warehouse and manufacturing facilities on the Beaverton, Oregon campus and an $8.7 million gain on the sale of an office facility in Marlow, England.

                              RESULTS OF OPERATIONS

               Quarter and Three Quarters Ended February 26, 2000
                                       vs.
               Quarter and Three Quarters Ended February 27, 1999

NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS

The company recognized a net loss from continuing operations of $16.8 million, or $0.36 per diluted share, during the third quarter of 2000 as compared to net earnings from continuing operations of $12.2 million, or $0.26 per diluted share, during the same period in 1999. For the first three quarters of 2000, the company recognized a net loss from continuing operations of $18.8 million, or $0.40 per diluted share, as compared to a net loss from continuing operations of $81.4 million, or $1.70 per diluted share, for the first three quarters of 1999.

Excluding pre-tax net non-recurring charges of $56.6 million ($36.8 million after tax), which included $5.5 million in charges related to the sale of Video and Networking, the company would have recognized net earnings from continuing operations of $20.0 million, or $0.42 per diluted share for the third quarter of 2000. For the first three quarters of 2000, the company would have recognized $35.0 million, or $0.74 per diluted share in net earnings from continuing operations, excluding $82.7 million in pre-tax net non-recurring charges
($53.8 million after tax), which included $31.6 million in charges related to the sale of Video and Networking. This is compared to net earnings from continuing operations of $0.6 million, or $0.01 per diluted share, excluding pre-tax net non-recurring charges of $120.5 million ($82.0 million after tax), for the first three quarters of 1999.

NET EARNINGS (LOSS) FROM DISCONTINUED OPERATIONS

The company recognized net earnings from discontinued operations of $327.6 million, or $6.84 per diluted share, for the third quarter of 2000, as compared to $2.3 million, or $0.05 per diluted share, for the same period in 1999. For the first three quarters of 2000, the company recognized $336.3 million, or $7.08 per diluted share, in net earnings from discontinued operations, as compared to $5.3 million, or $0.11 per diluted share, for the first three quarters of 1999. Net earnings from discontinued operations for the third quarter of 2000 included the $340.3 million net gain on the sale of the Color Printing and Imaging division.

NET SALES

Net sales of $277.0 million from continuing operations for the third quarter of 2000, were up slightly over third quarter 1999 net sales of $273.0 million. Net sales for Measurement were $270.6 million, as compared to net sales of $211.2 million for the third quarter of 1999, an increase of 28% over the prior year. Growth was driven by overall strength in the computer, telecommunications and semiconductor markets and new product introductions over the last twelve months. Measurement experienced growth in all geographies except Europe, where net sales were down $3.1 million or 5%. The decline in Europe was due largely to unfavorable foreign currency exchange rates and an increase in backlogged orders. Although management does not expect net sales to Europe to continue to decline, management does expect that they will represent a smaller portion of Measurement's total sales over the next several quarters. The United States and the Americas experienced the most significant sales growth, up $36.7 million or 38% and $9.3 million or 97% over 1999, respectively. Growth in these regions was realized across nearly all product lines, with particularly strong sales in oscilloscopes, logic analyzers and communications test products. Oscilloscope and logic analyzer sales increased due to favorable market conditions and strong demand for new products released late in fiscal year 1999. Growth in the sales of communications products was driven by strong demand for mobile production test products, as well as a new high speed optical transmission test product.

Net sales from continuing operations for the first three quarters of 2000 were $819.1 million, as compared to net sales of $809.5 million for the first three quarters of 1999. Measurement net sales were $752.0 million, an 18% increase over net sales of $635.6 million for the first three quarters of 1999. Measurement experienced growth in all geographies, with the United States and Japan experiencing the largest increases, up $75.2 million or 24% and $16.1 million or 35% over 1999, respectively. Net sales to the United States increased year-to-date in similar product lines and for similar reasons as the third quarter of 2000. The increase in net sales to Japan was due mainly to improved market conditions in the region and strong customer acceptance of new products introduced late last fiscal year.

ORDERS

Third quarter 2000 orders for Measurement were $267.7 million, up $72.2 million or 37% over orders for the same period in 1999. Orders were up across all geographies, with the United States and the Americas experiencing the largest increases. Orders from the United States were $140.4 million, up $46.4 million or 49%, while orders from the Americas were $18.0 million, up $10.0 million or 125%, respectively. Orders from these regions increased in the same product lines and for the same reasons as net sales increased for the quarter. While the company expects continued strong orders, management does not expect to realize similar year-over-year orders growth in the next several quarters.

Measurement orders for the first three quarters of 2000 were $753.0 million, up $161.2 million or 27% over orders for the same period in 1999. Orders were up across all geographies, particularly from the United States and the Pacific. Orders from the United States were $390.7 million, up $106.2 million or 37% from orders for the same period in 1999, while orders from the Pacific were $93.1 million, up $18.0 million or 24%. The United States orders were impacted by the same favorable conditions that impacted net sales. Orders from the Pacific increased due to economic recovery in that region.

GROSS PROFIT

The company's gross profit from continuing operations was $123.4 million for the third quarter of 2000, a decrease from gross profit of $127.3 million for the same period in 1999. Excluding net non-recurring charges to cost of sales of $14.8 million in the third quarter of 2000, gross profit was $138.2 million or 49.9% of net sales, as compared to $127.3 million or 46.6% of net sales for the third quarter of 1999.

The company's gross profit from continuing operations was $367.7 million for the first three quarters of 2000, an increase over gross profit of $332.3 million for the same period in 1999. Excluding net non-recurring charges to cost of sales of $14.8 million, gross profit was $382.5 million for the first three quarters of 2000. This is compared to $366.6 million for the first three quarters of 1999, excluding net non-recurring charges of $6.5 million to net sales and $27.8 million to cost of sales. As a percentage of net sales, excluding net non-recurring charges, gross profit increased from 44.9% to 46.7% for the first three quarters of 2000.

Measurement gross profit improved from $107.3 million or 50.8% of net sales for the third quarter of 1999, to $139.9 million, or 51.7% of net sales for the third quarter of 2000. For the first three quarters of 2000, Measurement gross profit was $372.7 million, or 49.6% of net sales as compared to $311.0 million, or 48.9% of net sales for the first three quarters of 1999. The increase in both periods resulted mainly from higher margins on oscilloscopes introduced late in fiscal year 1999, as well as increased sales volume. Measurement generated unusually high gross margins due to the favorable mix of products sold, and while the company expects continued strength in gross margins, management does not expect future margins as high as those realized during the third quarter, on an on-going basis.

OPERATING EXPENSES

Operating expenses from continuing operations were $154.8 million, up
$53.0 million from $101.8 million for the third quarter of 1999. The increase was primarily due to net non-recurring charges of $41.8 million, which included $5.5 million in charges related to the sale of Video and Networking, recorded in the third quarter of 2000. Excluding net non-recurring charges, operating expenses were $113.0 million or 40.8% of net sales, up
$11.2 million over the third quarter of 1999, due mainly to an increase in selling, general and administrative expenses. Excluding non-recurring charges, selling, general and administrative expenses were $82.2 million or 29.7% of net sales for the quarter, an increase of $9.7 million from $72.5 million or 26.5% of net sales for the third quarter of 1999. This increase resulted primarily from commissions on higher sales, other incentives and bonuses and transition expenses and a series of one-time compensation related credits in 1999 that did not repeat in 2000, offset in part by the elimination of Video and Networking expenses from the company's cost structure.

For the first three quarters of 2000, operating expenses from continuing operations were $395.6 million, down $46.9 million from $442.5 million for the first three quarters of 1999, due mainly to lower net non-recurring charges, as well as a decrease in selling, general and administrative expenses. Net non-recurring charges for the first three quarters of 2000 were $67.9 million, which included $31.6 million in charges related to the sale of Video and Networking, $18.4 million lower than the $86.3 million in net non-recurring charges recorded during the first three quarters of 1999. Excluding non-recurring charges, selling, general and administrative expenses were $225.5 million or 27.5% of net sales for the first three quarters of 2000, a decrease of $18.2 million from $243.7 million or 29.9% of net sales for the same period in 1999. This decline resulted primarily from only four months of Video and Networking results included in the current year offset in part by a series of one-time compensation related credits, included in 1999 that were not repeated in 2000 and an increase in commissions on higher sales and other incentives and bonuses. Losses on investments accounted for under the equity method were $0.7 million, $8.2 million lower than those recognized in the same period of 1999, primarily due to Tektronix' $5.9 million share of the loss reported by Merix Corporation during the first three quarters of 1999.

OPERATING MARGIN

Measurement operating income for the third quarter of 2000 was $34.3 million, as compared to $30.4 million generated during the same period of 1999. Operating margin was approximately 12.7% of net sales for the quarter, as compared to 14.4% for the third quarter of 1999. Operating margins for 1999 benefited from a series of one-time compensation related credits that were not repeated in 2000. Management currently expects future Measurement operating margins at the high-end of the company's model, which is approximately 10% to 12%, excluding any non-recurring charges or transition costs.

INCOME TAXES

The annual effective rate used to calculate 2000 income taxes was 37%, while the rate for 1999 was 32%. Income taxes from continuing operations decreased from expense of $5.8 million for the third quarter of 1999 to benefit of $9.1 million for the third quarter of 2000 as a result of losses from continuing operations before taxes. The income tax benefit related to discontinued operations was $6.8 million for the current quarter, as compared to expense of $1.1 million for the third quarter of 1999.

Income tax benefit from continuing operations was $9.1 million for the first three quarters of 2000, as compared to income tax benefit of $38.3 million for the same period in 1999 as a result of decreased losses before taxes. Income tax benefit related to discontinued operations was $2.1 million for the first three quarters of 2000, as compared to expense of $2.5 million for the first three quarters of 1999 due to losses before taxes. As a result of the gain realized on the sale of the Color Printing and Imaging division, the company recorded income tax expense of $198.5 million during the quarter and three quarters ended February 26, 2000.

                               FINANCIAL CONDITION

At February 26, 2000, the company held $849.5 million in cash and cash equivalents and bank credit facilities totaling $273.3 million, of which $264.7 million was unused. Unused facilities include $113.7 million in lines of credit and $151.0 million under revolving credit agreements with United States and foreign banks.

WORKING CAPITAL

At February 26, 2000, the company's working capital was $743.9 million, an increase of $355.9 million from the end of 1999 due mainly to an increase in current assets. Current assets increased $387.3 million during the first three quarters of 2000, with cash and cash equivalents increasing, offset in part by the sale of the Color Printing and Imaging division's net assets, which were $339.0 million at year end, and decreases in accounts receivable, inventories, and other current assets.

Cash and cash equivalents increased $809.8 million during the first three quarters of the year. Sources of cash included $906.1 million in net proceeds from the sale of the Color Printing and Imaging division, net proceeds from sales of fixed assets of $44.7 million and net proceeds from the sale of the Video and Networking division of $22.6 million. These increases were offset in part by the payment of approximately $112.7 million in short-term debt and a $42.5 million funding of the company's cash balance pension plan. Over the next eighteen months, the company expects one-time operating cash outflows of approximately $200.0 million, relating to current income taxes payable, contingent liabilities and potential purchase price adjustments relating to the sale of the Color Printing and Imaging division, restructuring activity requirements and employee incentives. In addition, the company could realize significant financing cash outflow of up to $545.0 million due to the repurchase of shares of its common stock under the share repurchase plan.

Accounts receivable declined $8.3 million due to a decrease of $80.0 million in Video and Networking accounts receivable, which were excluded from the sale to Grass Valley Group Inc., offset in part by an increase of $55.0 million in receivables, due to a reduction of receivables sold under the company's securitization agreement, and a $17.0 million increase in Measurement accounts receivable, due to increased sales over the fourth quarter of 1999 and the acquisition of Maxtek.

Inventory declined $47.7 million, due mainly to $43.6 million of Video and Networking inventory that was sold to Grass Valley Group Inc., the write-off and disposal of $14.8 million in excess service and other inventories through non-recurring charges and a $5.4 million increase in Measurement's inventory reserves. These declines were offset in part by growth in Measurement inventory, primarily purchased materials and work in process balances, which increased due to higher sales over the fourth quarter of 1999, and the addition of $5.9 million of inventory acquired in the Maxtex transaction.

Other current assets decreased $27.4 million from year end, primarily due to $47.0 million in current tax assets realized in conjunction with the gain on the sale of the Color Printing and Imaging division. This decrease was offset in part by the recording of the $5.0 million current portion of a note receivable from Grass Valley Group Inc., a current note receivable of $4.3 million for receivables sold to Grass Valley Group Inc., and an increase in other receivables of $5.4 million for transition services provided by Tektronix and billed to Grass Valley Group Inc.

Current liabilities increased $31.5 million during the first three quarters of 2000, due mainly to an increase in income taxes payable of $92.6 million related to the gain on the sale of the Color Printing and Imaging division. In addition, accounts payable increased $68.5 million, due mainly to a $50.0 million accrual for contingent liabilities and potential purchase price adjustments related to the sale of the Color Printing and Imaging division, a $6.2 million increase related to non-recurring charges and a general increase related to higher sales and inventory levels over the fourth quarter of 1999. Partially offsetting these increases was the payment of Video and Networking payables not sold to Grass Valley Group Inc. Partially offsetting these increases in current liabilities, was a decrease in short-term debt of $112.1 million and a decrease in accrued compensation of $28.1 million. Short-term debt declined as the debt was repaid with cash received from the sale of Color Printing and Imaging. Accrued compensation decreased due to an approximate $28.0 million reduction in accrued payroll and related benefits due to the timing of payments and headcount reductions during the three quarters ended February 26, 2000 and the pay-out of $19.9 million in accrued severance and benefits. These decreases were offset in part by approximately $21.1 million in accruals for employee incentives earned during the first three quarters of 2000.

LONG-TERM FINANCIAL POSITION

Other long-term assets increased $87.8 million, due mainly to the recording of the $23.0 million long-term portion of a note receivable from Grass Valley Group Inc., a 10% equity interest in that company, which is accounted for under the cost method and an increase of $42.5 million in pension assets due to a funding of the company's cash-balance pension plan. The $312.4 million increase in shareholders' equity is due mainly to net earnings of $317.5 million and a net increase in common stock of $13.9 million, offset in part by dividends paid of $16.9 million. Effective after the payment of the second quarter 2000 dividend on January 31, the company discontinued the payment of cash dividends to shareholders in order to reinvest future earnings in targeted growth opportunities.

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

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibit:

               (27) (i)    Financial Data Schedule.

         ----------------------
         (b)      Reports on Form 8-K:

                  Tektronix filed a report on Form 8-K on, January 12, 2000 with respect to the sale of the Color Printing and Imaging division to Xerox Corporation.

                  Tektronix filed a report on Form 8-K(A) on January 25, 2000 amending the above filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 10, 2000                               TEKTRONIX, INC.

                                            By /s/ Colin L. Slade
                                              ---------------------------

                                            Colin L. Slade

                                            Vice President and

                                            Chief Financial Officer

EXHIBIT INDEX

             EXHIBIT NO.   EXHIBIT DESCRIPTION

              (27) (i)              Financial Data Schedule.

----------------------