Form 10-K/A
period 1998-05-30
TEKTRONIX INC
filed 2000-05-19
CIK 96879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MAY 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
         __________

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
                                             ----      ----

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

         At August 3, 1998 there were 49,638,025 Common Shares of the Registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


                  Document                                    Part of 10-K into which incorporated
                  --------                                    ------------------------------------
                  Registrant's Proxy Statement                Part III
                  dated August 20, 1998


                                EXPLANATORY NOTE

                     Amendment to Annual Report on Form 10-K
                        for Fiscal Year End May 30, 1998

         This filing on Form 10-K/A amends the Registrant's Annual Report on Form 10-K with respect to Item 5. - Market for the Registrant's Common Equity and Related Stockholder Matters, Item 7. - Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8. - Financial Statements and Supplementary Data and Item 14. - Exhibits, Financial Statement Schedules, and Reports on Form 8-K and Exhibits 13, 27 and 99.

         Except as noted above, the Registrant's Annual Report on Form 10-K for the fiscal year ended May 30, 1998, remains as originally filed with the Securities and Exchange Commission.

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS.

         The information required by this item is included on page 27 of Exhibit 99 incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by this item is included on pages 1 through 5 of Exhibit 99 incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by this item is included on pages 8 through 28 of Exhibit 99 incorporated herein by reference.




ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 - K

         (a)      The following documents are filed as part of this report:

                  (1)      Financial Statements.

         The following documents are included in Exhibit 99 to the pages indicated and are incorporated herein by reference:


                                                                                      Page in Exhibit 99

         Independent Auditors' Report                                                         7
         Consolidated Statements of Operations                                                8
         Consolidated Balance Sheets                                                          9
         Consolidated Statements of Cash Flows                                               10
         Consolidated Statements of Shareholders' Equity                                     11
         Notes to Consolidated Financial Statements                                          12

                  (2)      Financial Statement Schedules.

         No financial statement schedules are required to be filed with this report.

         Separate financial statements for the Registrant have been omitted because the Registrant is primarily an operating company and the subsidiaries included in the consolidated financial statements are substantially totally held. All subsidiaries of the Registrant are included in the consolidated financial statements. Summarized financial information for 50 percent or less owned persons in which the Registrant has an interest, and for which summarized financial information must be provided, is included in the Notes to Consolidated Financial Statements appearing in Exhibit 99.

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

                             (ii)   Bylaws, as amended. Incorporated by
                                    reference to Exhibit (3) of Form 10-K dated
                                    August 21, 1997, SEC File No. 1-4837.

                           (4)(i) Indenture dated as of November 16, 1987, as amended by First Supplemental Indenture dated as of July 13, 1993, covering the Registrant's 7 1/2% notes due August 1, 2003, and the Registrant's 7 5/8% notes due August 15, 2002. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990, SEC File No. 1-4837.

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

                     +(10)    (i)   1982 Stock Option Plan, as amended.
                                    Incorporated by reference to Exhibit 10(iii) of Form 10-K dated August 22, 1989, SEC File
                                    No. 1-4837.

                            +(ii)   Stock Incentive Plan, as amended.
                                    Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

                           +(iii) Restated Annual Performance Improvement Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

                           +(iv) Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated December 20, 1984, SEC File No. 1-4837.

                            +(v) Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit 10(v) of Form 10-K dated August 20, 1996, SEC File No. 1-4837.

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

                           +(xv) Non-Employee Directors' Stock Compensation Plan. Incorporated by reference to Exhibit 10(xvi) of Form 10-K dated August 9, 1995, SEC File No. 1-4837.

                          +(xvi) Supplemental Executive Retirement Plan for named executive officers dated September 26, 1996. Incorporated by reference to Exhibit 10(xvi) of Form 10-K dated May 31, 1997, SEC File No. 1-4837.

                     (21)   Subsidiaries of the Registrant.
                     (23)   Independent Auditors' Consent.
                     (24)   Powers of Attorney.
                     (27)   Financial Data Schedule, as amended.
                     (99)   Amended Financial Statements and Financial
                            Information

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

                             TEKTRONIX, INC.

                             By:  /s/ Colin L. Slade
                                ------------------------------------------------
                                Colin L. Slade, Vice President and
                                Chief Financial Officer

Dated:  May 16, 2000

EXHIBIT INDEX



EXHIBIT NO.               EXHIBIT DESCRIPTION
-----------               -------------------

    (3)(i)                Restated Articles of Incorporation, as amended.
                          Incorporated by reference to Exhibit (3) of Form 10-Q dated September 28, 1990, SEC File No. 1-4837.

    (ii) Bylaws, as amended. Incorporated by reference to Exhibit (3) of Form 10-K dated August 21, 1997, SEC
                          File No. 1-4837.

    (4)(i) Indenture dated as of November 16, 1987, as amended by First Supplemental Indenture dated as of July 13,
                          1993, covering the Registrant's 7 1/2% notes due
                          August 1, 2003, and the Registrant's 7 5/8% notes due
                          August 15, 2002. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990,
                          SEC File No. 1-4837.

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

    +(10)(i) 1982 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-K dated August
                          22, 1989, SEC File No. 1-4837.

    +(ii) Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated April
                          9, 1993, SEC File No. 1-4837.

    +(iii)                Restated Annual Performance Improvement Plan.
                          Incorporated by reference to Exhibit 10(i) of Form
                          10-Q dated April 9, 1993, SEC File No. 1-4837.

    +(iv) Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated December
                          20, 1984, SEC File No. 1-4837.

    +(v)                  Retirement Equalization Plan, Restatement.
                          Incorporated by reference to Exhibit 10(v) of Form
                          10-K dated August 20, 1996, SEC File No. 1-4837.

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

    +(xv)                 Non-Employee Directors' Stock Compensation Plan.
                          Incorporated by reference to Exhibit 10(xvi) of Form
                          10-K dated August 9, 1995, SEC File No. 1-4837.

    +(xvi) Supplemental Executive Retirement Plan for named executive officers dated September 26, 1996.
                          Incorporated by reference to Exhibit 10(xvi) of Form
                          10-K dated May 31, 1997, SEC File No. 1-4837.

    (21)                  Subsidiaries of the Registrant.
    (23)                  Independent Auditors' Consent.
    (24)                  Powers of Attorney.
    (27)                  Financial Data Schedule, as amended.
    (99)                  Amended Financial Statements and Financial Information

    + Compensatory Plan or Arrangement