Form 10-K
period 2000-05-27
TEKTRONIX INC
filed 2000-08-15
CIK 96879

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
           MAY 27, 2000 OR
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
           FROM ------ TO ------

                         COMMISSION FILE NUMBER 1-4837
                            ------------------------

                                TEKTRONIX, INC.
             (Exact name of Registrant as specified in its charter)

                  OREGON                                      93-0343990
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)

       14200 S.W. KARL BRAUN DRIVE                              97077
            BEAVERTON, OREGON                                 (Zip Code)
 (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (503) 627-7111

          Securities registered pursuant to Section 12(b) of the Act:

           TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------                -----------------------------------------
              Common Shares,                           New York Stock Exchange
            without par value

        Series A No Par Preferred                      New York Stock Exchange
          Shares Purchase Rights

        Securities registered pursuant to Section 12(g) of the Act: NONE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1,625,964,523 at July 31, 2000.

    At July 31, 2000 there were 48,072,773 Common Shares of the Registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                             PART OF 10-K INTO WHICH INCORPORATED
--------                             -------------------------------------
Registrant's Proxy Statement         Part III
dated August 18, 2000

2000 Annual Report to Shareholders   Parts I, II and IV

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

                                    GENERAL

    Tektronix, Inc. is a technology company focused on providing test, measurement, and monitoring solutions to the semiconductor, computer and networking industries to enable them to design, build, deploy and manage next-generation global communications networks and Internet technologies. Revenue is derived principally through the development and marketing of a broad range of products in several key product categories: INSTRUMENTATION, including oscilloscopes, signal sources, accessories and other products; DIGITAL SYSTEMS, including logic analyzers; COMMUNICATIONS, including protocol analyzers, network monitoring products, transmission test products for optical networks, mobile handset and infrastructure test equipment, and mobile call generation systems; and VIDEO TEST, including waveform monitors, digital video compression testers conforming to the Motion Picture Engineering Group (MPEG) standards, and picture quality analysis and monitoring products. In addition, Tektronix derives revenue through support services for its products.

    Tektronix is an Oregon corporation organized in 1946. It is headquartered in Beaverton, Oregon, and conducts operations worldwide through wholly owned subsidiaries. See Item 1--"Business-Geographic Areas of Operations." References herein to "Tektronix" or the "Company" are to Tektronix, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

    The Company's common stock is listed on the New York Stock Exchange under the symbol TEK. See Item 5--"Market for Registrant's Common Equity and Related Stockholder Matters--Market Information."

    Tektronix historically operated in three major business divisions:
Measurement, Color Printing and Imaging, and Video and Networking. On
January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation. On September 24, 1999, the Company sold the Video and Networking division to Grass Valley Group, Inc. The Color Printing and Imaging division products included color printers and related supplies. Video and Networking division products included video distribution and production, video storage, and newsroom automation products. As a result of these divestitures, the Company now operates principally in one business segment. See Item 7--"Management's Discussion and Analysis of Financial Condition and Results of Operations." Financial information about the Company's historical business segments is set forth in the Notes to Consolidated Financial Statements, "Business Segments," on pages 40 and 41 of the 2000 Annual Report to Shareholders.

                                    PRODUCTS

    Test and measurement products include a broad range of instruments designed to allow an engineer or technician to view, measure, test or calibrate electrical and optical circuits, mechanical motion, sound or radio waves. Tektronix has provided high quality test and measurement equipment for more than fifty years. Because of their wide range of capabilities, they are used in a variety of applications, including research, design, testing, installation, manufacturing and service in the semiconductor, computer, telecommunications, video, communications network, aerospace, consumer electronics and education industries. This includes products that allow the communications and video industries to reliably, accurately, and repeatably test the communications and video services ultimately provided to their customers.

INSTRUMENTATION

    OSCILLOSCOPES. The oscilloscope is the primary debug tool for the design engineer. Oscilloscopes are used when an electrical signal needs to be viewed, measured, tested or verified. Oscilloscopes are useful across a wide range of industries in manufacturing, test and design applications and can be adapted to measure mechanical motion such as vibration, sound, light, heat, pressure, strain and velocity.

    Tektronix oscilloscopes are available in a wide range of configurations (handheld to desktop), bandwidths and other performance characteristics. Tektronix has designed a substantial portion of its oscilloscope product line to provide consistent "architecture." This consistency allows customers reduced learning time and reduces the time required to develop new products. For example the next generation Digital Phosphor Oscilloscope technology, introduced by Tektronix in fiscal 1999, gives design engineers real-time insight into the workings of a circuit. It provides a new tool for quickly finding faults in complex electronic circuits, such as those in cell phones, pagers, high speed modems and embedded digital electronics.

    Today's engineers expect oscilloscopes to display and analyze a signal. Engineers working in different industries expect the results of this analysis to be given to them in their own industry-specific language. Tektronix addresses these industry specific challenges through application-specific modules and software that are now available on many of its products, allowing faster time to market with industry specific solutions. As an example, in Fiscal 2000 Tektronix worked with Intel and Rambus to develop a series of application specific modules to address jitter and timing analysis. Tektronix also provides to communications equipment manufacturers application modules to test equipment performance and conformity with standards defined by the International Telecommunications Union.

    Tektronix now also offers personal computer based instruments as a result of its acquisition of Gage Applied, Inc. in April 2000.

    SIGNAL SOURCES. Tektronix offers a complete line of advanced signal source products that complement oscilloscopes, logic analyzers and other measurement instruments. Tektronix Arbitrary Waveform Generators (AWGs) allow the user to generate controlled "real world" signals, including simulated glitches, drift, noise, and other anomalies that products encounter when they leave the lab or manufacturing floor. Tektronix AWGs incorporate features designed specifically for disk drive testing, automotive anti-lock brakes and engine control, communications testing, biomedical simulations, and countless other applications.

    Tektronix logic source products generate digital data, and are used to create complex logic stimuli and introduce precisely controlled errors or distortions to characterize, verify and improve performance of digital integrated circuits or systems.

    ACCESSORIES. Tektronix offers a broad range of accessories for its instrumentation products, including probes, optical products, and application software.

DIGITAL SYSTEMS

    LOGIC ANALYZERS. Tektronix offers card-modular and stand alone logic analyzers. Logic analyzers are important debug tools for the design engineer to capture, display and examine streams of data coded as binary digits (bits), including streams that occur simultaneously over many channels. The core of a logic analyzer is its digital acquisition capability. Tektronix has provided a series of breakthrough innovations in digital acquisition, beginning with MagniVu in 1997, and continuing with usable deep memory in 1999. These innovations have significantly reduced our customers time-to-market and have redefined the logic analyzer market. Tektronix logic analyzers, the TLA 700 series, utilize Microsoft's Windows operating system and offer performance leadership to develop next generation microprocessor systems and high speed computer architectures.

    The largest customers for digital systems products include computer and communication systems developers. Communication systems developers include producers of cell phones, network switches and routers, network access devices, and information appliances. Other customers include digital systems developers across a wide range of industries, including industrial control, automotive, military and aerospace, and many others.

COMMUNICATIONS

    As the telecommunications industry evolves to digital video and Internet-based data networks, operators must be able to perform complete compliance testing for the many standards that govern telecommunications transmission. The equipment created by communications and video equipment manufacturers is used by the communications network operators to operate the global networks that carry Internet, video and wired/wireless voice traffic. Many Tektronix products, including cable and fiber optic test products, network monitoring, and high quality streaming video products are used by these manufacturers and operators. Equipment manufacturers recommend to the operators test products that are appropriate for the installation and maintenance of the communications and video equipment they produce.

    PROTOCOL ANALYZERS. Protocol analyzers are instruments that monitor the traffic on a network to determine that it conforms to the specific set of rules, procedures, and conventions that are the expected "protocols" for that particular network and layer. The Tektronix protocol analysis product line was acquired from Siemens in 1997. These industry-leading products monitor and simulate the exchange of data between telecommunications and information technology facilities, measuring and testing standardized interfaces of network components and instruments.

    NETWORK MONITORING PRODUCTS. Tektronix network monitoring technologies and related product lines were acquired in 1999 from Necsy SpA, located in Padova, Italy. These products perform services designed to measure voice, data and fax transmission quality for fixed and mobile networks. Other products include systems to stress mobile networks from air interface to base station and perform tests for software verification, load, roaming and system integration for all components in the system.

    TRANSMISSION TEST PRODUCTS FOR OPTICAL NETWORKS. Transmission test products help operators verify network functionality from the physical to the protocol layers. The fundamental measure of performance or quality in digital systems is the probability of any transmitted bit being received in error. Analog transmission test measures frequency response, noise, and cross talk. Tektronix offers a full complement of communications test sets for optical DWDM (Dense Wave Division Multiplexing) systems to ensure transmission quality. For optical-layer testing, Tektronix provides optical spectrum analyzers, power meters, optical time domain reflectometers (OTDRs), and wave length meters. For example, a technician would use an OTDR to locate a fault in 20 miles of underground fiber. By generating the signal and analyzing it through the fiber it can locate the fault, display the location, and allow the technician to dig up the cable at the correct point for repair. Link-layer test equipment includes the ST2400 SDH/SONET Test Set and the CTS850 SDH/PDH and Jitter/Wander Test Set. Tektronix also offers network operators with portable test solutions allowing field maintenance and testing of 10 Gigabit per second (GB/s) optical networks.

    MOBILE HANDSET & INFRASTRUCTURE TEST EQUIPMENT. RF Analyzers display and measure signal amplitude versus frequency rather than amplitude versus time (as is the case for oscilloscopes). These products are used to design, check and adjust communications transmitting and receiving equipment, such as Personal Communications Services (PCS) mobile phones and base stations. They allow telecommunications equipment manufacturers, who produce tens of thousands of units per month, to complete production tests quickly without sacrificing the thoroughness and accuracy that ensure product quality. In addition to manufacturing its own line of RF analyzers, Tektronix sells and supports the wireless RF test products from Rohde & Schwarz and Advantest in the United States, Canada and Mexico. One such product, the CMU200, is the only test set on the market that can provide full coverage of frequency bands ranging to 2.7 GHz, consistent with emerging standards such as Bluetooth and reassigned bands such as 450 MHz.

    Tektronix' Mobile Call Generation System (MCGS) is widely used for final testing in mobile network components manufacturing and system integration as well as for testing mobile network components in network operators' plants. New version 2.0 enables wireless network operators to quickly resolve roaming and billing verification issues. Using the MCGS 2.0, wireless network operators can simulate real traffic in a controlled environment at any time. The MCGS 2.0 also offers international roaming verification. This allows wireless network operators to verify that the network is compatible with roaming wireless customers. By testing for the most commonly used international standards, network operators can be sure service to the customer will not be lost due to network incompatibility.

VIDEO TEST

    Tektronix is the leading supplier of Test & Measurement equipment to traditional TV broadcasters and content providers, continuing a long relationship since the analog era. Tektronix has been awarded eight Emmy awards for technical excellence.

    Tektronix products assist customers in the transition from analog to digital, including high definition formats. As a voting member of various committees responsible for establishing standards for evolving technologies, Tektronix plays an important role in this transition.

    Historically, video signals were transmitted through the air from the broadcaster's antenna to the consumer's TV set. As technology and standards evolved, alternative transmission methods arose, including cable, satellite, and now the Internet. With the emergence of these new technologies, compressing the video signal prior to transmission has become essential to preserve bandwidth. This adds to the complexity of transmitting a viable video signal. Tektronix product solutions offer customers the ability to monitor and manage the quality of their video signal transmission, and to manage the balance between infrastructure cost and the quality of transmitted signals. Tektronix also offers solutions to quality problems inherent in these new technologies. For example, during fiscal 2000 Tektronix announced a new technique for detecting and correcting audio and visual delay errors. Using digital watermarking technology, this solution corrects these errors automatically, in real time, at the point of distribution. This is the first automated solution for this pervasive problem.

    WAVEFORM MONITORS. Waveform monitors display the details of a video signal. They are specialized oscilloscopes that are designed specifically for video signals. Some waveform monitors also have vectorscope capabilities that allow the user to understand information about the color in the video signal. There are waveform monitors for analog video signals, serial digital video signals and high definition video signals. These instruments are used primarily by customers who create and manipulate video content in production and post-production facilities.

    MPEG DIGITAL VIDEO COMPRESSION TESTERS. MPEG testers allow detailed analysis of MPEG-2 errors in digital video products. Tektronix' new MTS300 MPEG Test System is built for engineers who design or evaluate digital video products such as encoders, decoders and multiplexers. This product follows the Emmy-Registered Trademark- award-winning heritage of the MTS215, adding a new, high-performance architecture. The new architecture offers greater performance characteristics such as data rates to 140 Mb/s and a rugged chassis.

    PICTURE QUALITY ANALYSIS & MONITORING. Digital video test products also include picture quality analysis and monitoring products. The PQA200, used by companies that manufacture equipment, rates the quality of video content. The PQM300 is an "operational" piece of test equipment used by companies that transmit and transport video content, offering real time, in-service rating of the quality of the picture based on blockiness, gaussian noise and freeze frame.

VIDEOTELE.COM

    VideoTele.com (VTC), provides high quality streaming video products to networking, telecommunications and broadcast service providers. This business was transferred to a separate, wholly owned subsidiary of Tektronix on February 26, 2000.

                                 MANUFACTURING

    Tektronix' primary manufacturing facilities are located in Beaverton, Oregon. Additional software and product development occurs in Chelmsford, Massachusetts, and Bangalore, India. Some products, components and accessories are assembled in the People's Republic of China. Protocol analysis products are manufactured at a plant in Berlin, Germany. Some telecommunications test products are manufactured in Italy. PC-based instruments are manufactured in Montreal, Canada. See Item 2--"Properties," for additional information regarding the Company's manufacturing facilities.

    Certain Tektronix products are manufactured for the Japanese market at a plant in Gotemba, Japan by Sony/Tektronix Corporation, a Japanese corporation equally owned by Tektronix and Sony Corporation. Sony/Tektronix also designs and manufactures arbitrary waveform and function generators and benchtop semiconductor testers for sale worldwide by Tektronix.

    Raw materials, additional components, data processing equipment and computer peripheral devices for use in products and systems are purchased from a variety of third-party suppliers. Although supply shortages are experienced from time to time, the Company currently believes that it will be able to acquire the required materials and components as needed. Because some of these components are unique, disruptions in supply can have an adverse effect on the Company's manufacturing operations.

                             SALES AND DISTRIBUTION

    Tektronix maintains its own worldwide sales and field maintenance organization, staffed with technically trained personnel. Sales in the United States, Canada, Brazil, the United Kingdom, Germany, France, Italy, Poland, Spain, Belgium, Sweden, Denmark, Norway, Finland, Switzerland, Australia, Austria, Hong Kong, Taiwan, Korea, Singapore, China, India, Argentina and Mexico are made through the Company, its subsidiaries and their field offices, or independent distributors and resellers located in principal market areas. Certain of the Company's independent distributors also sell products manufactured by the Company's competitors. Except for VTC products, sales in Japan are made by Sony/Tektronix Corporation.

    Tektronix' principal customers are electronic and computer equipment component manufacturers and service providers, semiconductor manufacturers, communications and networking companies, private industrial concerns engaged in commercial or governmental projects, military and nonmilitary agencies of the United States and of foreign countries, public utilities, educational institutions and radio and television stations and networks. Certain products are sold to both equipment users and original equipment manufacturers.

    Most Tektronix product sales are sold as standard catalog items. Tektronix attempts to fill its orders as promptly as possible.

    At May 27, 2000, Tektronix' unfilled Measurement product orders amounted to approximately $169.9 million, as compared to approximately $91.1 million for unfilled Measurement product orders at May 29, 1999. Tektronix expects that substantially all unfilled product orders at May 27, 2000 will be filled during its current fiscal year. Orders received by the Company are subject to cancellation by the customer.

                         GEOGRAPHIC AREAS OF OPERATIONS

    Tektronix conducts operations worldwide on a geographic regional basis, with those regions known as the United States, Americas, Europe, Pacific (excluding Japan) and Japan. The Americas region is based in Beaverton, Oregon and covers Canada and Latin America. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle-East and Africa. The Pacific and Japan regions cover the Pacific Rim, Australia, New Zealand and Japan, and are based in Hong Kong. International sales include both export sales from United States subsidiaries and sales by non-U.S. subsidiaries. See "Business Segments" in the Notes to Consolidated Financial Statements on pages 40 and 41 of the Company's 2000 Annual Report to Shareholders, containing information on sales based upon the location of the purchaser and long-lived assets by geographic area.

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

                            RESEARCH AND DEVELOPMENT

    Tektronix operates in an industry characterized by rapid technological change, and research and development are important elements in its business. Expenditures for research and development during fiscal years ended May 27, 2000, May 29, 1999, and May 30, 1998 amounted to approximately $136.5 million (of which $117.3 million was for Measurement products), $144.7 million (of which $108.0 million was for Measurement products), and $143.0 million (of which $105.6 million was for Measurement products), respectively. Substantially all of these funds were Company generated.

    Research and development activities are conducted by research and design groups and specialized product development groups. These activities include:
(i) research on basic devices and techniques (ii) the design and development of products and components and specialized equipment and (iii) the development of processes needed for production. Most of Tektronix' research and development is devoted to enhancing and developing its own products.

                       PATENTS AND INTELLECTUAL PROPERTY

    The Company holds approximately 750 patents, which cover a wide range of products and technologies and have various expiration dates. It is Tektronix' policy to seek patents in the United States and appropriate foreign countries for its significant patentable developments. However, electronic equipment as complex as most of Tektronix' products generally are not patentable in their entirety. The Company also seeks to protect significant trademarks and software through trademark and copyright registration. As with any company whose business involves intellectual property, Tektronix is subject to claims of infringement. There are no material pending claims.

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

    Tektronix is the world's largest manufacturer of oscilloscopes and no single competitor offers as complete a product line. The Company is the leader in sales of test and measurement equipment for the television industry. It is also one of the leaders in sales of logic analyzers and in the rapidly growing telecommunications market. In general, Tektronix competes with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies (formerly the measurement business of Hewlett Packard).

    Tektronix competes with a number of large, worldwide electronics firms that manufacture specialized equipment for the television industry with respect to its television test and measurement products.

                                   EMPLOYEES

    At May 27, 2000, Tektronix had 4,276 employees, of whom 1,479 were located in foreign countries. Tektronix' employees in the United States and most foreign countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.

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

                       EXECUTIVE OFFICERS OF THE COMPANY

    The following are the executive officers of the Company:

                                                                    HAS SERVED AS AN
                                                                  EXECUTIVE OFFICER OF
        NAME                      POSITION               AGE        TEKTRONIX SINCE
---------------------   -----------------------------  --------   --------------------
Jerome J. Meyer......   Chairman of the Board             62              1990

Richard H. Wills.....   Chief Executive Officer           45              1997
                          and President

Colin L. Slade.......   Vice President and                46              2000
                          Chief Financial Officer

James F. Dalton......   Vice President, General           41              1998
                          Counsel and Secretary

David E. Coreson.....   Vice President, Central           54              2000
                          Operations

Lee M. Ellison.......   Vice President, Global Sales      45              2000
                          and International
                          Operations

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

    All of the named executive officers have been employed by Tektronix in management positions for the last five years, except for Mr. Ellison.
Mr. Ellison began at Tektronix in June 2000. Mr. Ellison has a

20-year sales background in the telecommunications industry. The last 15 of those years were with Glenayre Technologies, a leading supplier of wireless network infrastructure and devices and enhanced services platforms. While at Glenayre, he held positions as Senior Vice President of Corporate Business Development and Senior Vice President of Sales and Marketing and General Manager of Global Operations (where he managed 18 international offices). Prior to Glenayre, he held positions of national sales manager and director of major accounts for telecom-related companies.

                           FORWARD-LOOKING STATEMENTS

    Statements and information included in this report that relate to future results and events (including new products) are based on the Company's current expectations. Words such as "may," "could," "expects," "believes," "forecasts," "plans," "estimates," "intends" and "anticipates" constitute forward-looking statements subject to a number of risk factors, assumptions and uncertainties that could cause actual results to differ materially from those currently expected or desired. These risks are related to, but are not limited to, timely delivery of competitive products, competition, supplier risks, worldwide economic and market conditions, the transition to a smaller company, comparability of results, intellectual property risks, environmental risks, financial market risk and other risk factors listed here and from time-to-time in the Company's filings with the Securities and Exchange Commission and press releases.

    TIMELY DELIVERY OF COMPETITIVE PRODUCTS

    Tektronix sells its products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. The Company's ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because Tektronix sells test and measurement products that enable its customers to develop new technologies, the Company must accurately predict the ever-evolving needs of those customers and deliver appropriate products and technologies at competitive prices to meet customer demands. The Company's ability to deliver such products could be affected by engineering or other development program slippage as well as the availability of parts and supplies from third party providers on a timely basis and at reasonable prices. Failure to deliver competitive products in a timely manner and at a reasonable price could have an adverse effect on the results of operations, financial condition or cash flows of the Company.

    COMPETITION

    Tektronix participates in the highly competitive test, measurement and monitoring industry, competing directly with Agilent Technologies, Inc., TTC/Wavetek, Wandel and Goltermann, Inc., LeCroy Corporation and others for customers. Competition in the Company's business is based primarily on product performance, technology, customer service, product availability and price. Some of the Company's competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which Tektronix competes. The Company faces pricing pressures that have had and may continue to have an adverse impact on the Company's earnings. If the Company is unable to compete effectively on these and other factors, it could have a material adverse effect on the Company's results of operations, financial condition or cash flows.

    In the current business environment, the Company must also compete with these and other companies to attract and retain talented employees who will be key to the ongoing success of the Company. Risks relating to this competition could include higher than anticipated compensation expense, additional stock option issuances, new product delays and other related delays in the execution of the Company's strategic plan.

    SUPPLIER RISKS

    The Company's manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company's future operating results.

    WORLDWIDE ECONOMIC AND MARKET CONDITIONS

    Tektronix currently maintains operations in the U.S., Europe, the Pacific, the Americas and Japan. During the last fiscal year, nearly one-half of the Company's revenues were from international sales. In addition, some of the Company's manufacturing operations and key suppliers are located in foreign countries. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business abroad, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, disruptions or delays in shipments and changes in other economic conditions. These factors, among others, could influence the Company's ability to sell in international markets, as well as its ability to manufacture products or procure supplies. A significant downturn in the global economy could adversely affect the Company's results of operations, financial position or cash flows.

    TRANSITION TO A SMALLER COMPANY

    Tektronix is in the process of transitioning from a portfolio of businesses to a company focused solely on the test, measurement and monitoring market. During fiscal year 2000, Tektronix divested itself of two of its three previously existing business divisions, Video and Networking and Color Printing and Imaging. Risks associated with these divestitures and the overall transition include the retention of some potential liabilities and other exposures related to a larger more diversified business, and the ability to successfully implement the strategic direction and restructuring actions announced in fiscal 1999 and 2000, including consolidating duplicative functions and re-sizing the existing cost structure to that of a smaller company. Failure to successfully resolve issues related to this transition in a timely manner could adversely affect the Company's future results of operations, financial condition or cash flows.

    COMPARABILITY OF RESULTS

    During 1999, the Company was subject to the effects of the Asian economic crisis and its impact on the entire global economy, which resulted in lower-than-expected sales, orders, margins and growth for the Company in that year. During 2000, the global economy has improved resulting in favorable comparisons to 1999. Although management expects continued strong growth through fiscal year 2001, it does not expect growth of the magnitude experienced in 2000 on an on-going basis. These and other factors inherent to the Company's business, including the effects of estimates, assumptions and allocations used in the preparation of stand-alone Measurement financial statements on the comparability of reported figures and the reliability of ratios and trends calculated based upon these results make it difficult to predict operating results for future quarters.

    INTELLECTUAL PROPERTY RISKS

    As a technology-based company, Tektronix' success depends on developing and protecting its intellectual property. Tektronix relies generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of the Company's products, however, is generally not patentable in its entirety. Tektronix also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that actions the Company takes to establish and protect proprietary rights will be adequate. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse affect on the Company's results of operations and financial condition. From time to time in the usual course of business, the Company receives notices from third parties regarding intellectual property infringement or takes action against others with regard to intellectual property rights. Even where the Company is successful in defending or pursuing such claims, the Company may incur significant costs. In the event of a successful claim against the Company, Tektronix could lose its rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on the Company's business.

    ENVIRONMENTAL RISKS

    Tektronix is subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of its hazardous chemicals used during the Company's manufacturing process. The Company operates a licensed hazardous waste management facility at its Beaverton campus. If Tektronix fails to comply with any present and future regulations, the Company could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict the Company's ability to expand its facilities or could require Tektronix to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.

    FINANCIAL MARKET RISK

    The Company is exposed to financial market risks, including interest rate, equity price, and foreign currency exchange rate risks.

    The Company is exposed to interest rate risk primarily through its short-term investments and long-term borrowings, which are used to finance operations. The Company does not hedge its interest rate exposure. The Company invests primarily in short-term, investment grade securities of various issuers, types and maturities. These investments are held by high-quality financial institutions, government and government agencies and corporations, thereby reducing credit risk. As of May 27, 2000, and May 29, 1999, the weighted average maturity of the portfolio was less than two months. The Company enters into debt obligations to support general corporate purposes, including acquisitions, working capital requirements and capital expenditures. At May 27, 2000 and May 29, 1999, the Company's debt obligations had fixed interest rates. In management's opinion, a 10% change in interest rates would not be material to the Company's results of operations, financial condition or cash flows.

    The Company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix and other companies. The Company has not entered into any hedging programs to mitigate equity price risk. In management's opinion, an adverse change of 20% in the value of theses securities would not be material to the Company's results of operations, financial condition or cash flows.

    The Company is exposed to foreign currency exchange rate risk primarily through transactions and commitments denominated in foreign currencies. The Company utilizes natural hedges as well as derivative financial instruments, primarily forward foreign currency exchange contracts, to mitigate this risk. The Company's policy is to only enter into derivative transactions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In management's opinion, a hypothetical 10% adverse change in foreign currency exchange rates would not have a significant effect on the Company's results of operations, financial position or cash flows.

    OTHER RISK FACTORS

    Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or the Company's business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of the Company's sales are generated from orders received during each quarter and other risk factors.

ITEM 2.  PROPERTIES.

    The Company's headquarters and primary manufacturing facilities are located at Beaverton, Oregon. All properties are maintained in good working order and, except for those held for sale or lease, are substantially utilized and are suitable for the conduct of its business. The Company believes that its facilities are adequate for their intended uses.

    The Beaverton facilities are located in a business park (the "Howard Vollum Park"), which is owned by Tektronix. The Howard Vollum Park includes numerous buildings arranged in a campus-like setting and containing an aggregate of approximately 1.6 million gross square feet of enclosed floor space. The buildings were constructed after 1957. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Most manufacturing, office and engineering areas are air-conditioned. The Company leases certain excess space at the Howard Vollum Park to other corporations.

    A facility in Chelmsford, Massachusetts is leased for Tektronix' Broadband Transmission Test operations. Gage Applied, Inc., which was acquired during the fiscal year and which manufactures personal computer based instruments, is located in a leased facility in Montreal, Canada. Manufacturing space is also leased in Germany and Italy, relating to communications products.

    The Company owns a facility in Nevada City, California that is leased to Grass Valley Group Inc. (GVG). GVG purchased the Video and Networking division from Tektronix in September 1999 and continues to operate from the leased premises.

    Facilities in Wilsonville, Oregon and in Penang, Malaysia were sold to Xerox in January 2000 as a part of the sale of the Color Printing and Imaging division.

    Tektronix leases sales and service field offices throughout the world.

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

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS.

    The information required by this item is included on page 47 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required by this item is included on page 48 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required by this item is included on pages 21 through 28 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information required by this item is included on page 28 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required by this item is included on pages 30 through 47 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item regarding directors is included under "Board of Directors" and "Election of Directors" on pages 3 through 9 of the Company's Proxy Statement dated August 18, 2000.

    The information required by this item regarding executive officers is contained under "Executive Officers of the Company" in Item 1 of Part I hereof.

    The information required by Item 405 of Regulation S-K is included under "Section 16(a) Beneficial Ownership Reporting Compliance" on page 21 of the Company's Proxy Statement dated August 18, 2000.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this item is included under "Directors' Compensation" and "Executive Compensation" on pages 9 through 14 of the Company's Proxy Statement dated August 18, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this item is included under "Security Ownership of Certain Beneficial Owners" and "Election of Directors" on pages 1 and 2 and 7 through 9 of the Company's Proxy Statement dated August 18, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this report:

           (1) Financial Statements.

    The following documents are included in the Company's 2000 Annual Report to Shareholders at the pages indicated and are incorporated herein by reference:

                                                          PAGE IN 2000 ANNUAL
                                                         REPORT TO SHAREHOLDERS
                                                         ----------------------
Independent Auditors' Report...........................  29
Consolidated Statements of Operations..................  30
Consolidated Balance Sheets............................  31
Consolidated Statements of Cash Flows..................  32
Consolidated Statements of Shareholders' Equity........  33
Notes to Consolidated Financial Statements.............  34 through 46

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

           (3) Exhibits:

                  (3)(i)  Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit (3) of Form 10-Q dated October 9,
                            1998, SEC File No. 1-4837. Articles of Amendment of
                            Tektronix, Inc. establishing Series B No Par Preferred
                            Shares.

                    (ii)  Bylaws, as amended. Incorporated by reference to Exhibit (3)
                            of Form 8-K dated June 21, 2000, SEC File No. 1-4837.

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

                   (iii)  Rights Agreement dated as of August 16, 1990. Incorporated by reference to Exhibit 1 of Form 8-K dated August 27,
                            1990, SEC File No. 1-4837.

                    (iv)  Rights Agreement dated as of June 21, 2000, between
                            Tektronix, Inc. and ChaseMellon Shareholder Services,
                            L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K dated June 21, 2000, SEC File No. 1-4837.

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

                  +(vii)  Executive Severance Agreement, as amended (Jerome J. Meyer)
                            dated as of October 6, 1993. Incorporated by reference to
                            Exhibit 10(i) of Form 10-Q dated October 7, 1994, SEC File
                            No. 1-4837.

                 +(viii)  Form of Executive Severance Agreement entered into between the Company and its named officers who are current
                            employees.

                   +(ix)  Executive Compensation and Benefits Agreement (Jerome J.
                            Meyer) dated as of October 24, 1990. Incorporated by
                            reference to Exhibit 10(ii) of Form 10-Q dated December
                            21, 1990, SEC File No. 1-4837.

                    +(x)  Amendment to Supplemental Executive Retirement Agreement
                            (Jerome J. Meyer). Incorporated by reference to
                            Exhibit 10(ii) of Form 10-Q dated October 7, 1994, SEC
                            File No. 1-4837.

                   +(xi)  Amendment to Supplemental Executive Retirement Agreement
                            (Jerome J. Meyer) dated June 16, 1998. Incorporated by
                            reference to Exhibit (10)(x) of Form 10-K for the fiscal
                            year ended May 30, 1998, SEC File No. 1-4837.

                  +(xii)  Executive Compensation and Benefits Agreement (Carl W. Neun)
                            dated as of March 29, 1993. Incorporated by reference to
                            Exhibit 10(xiv) of Form 10-K dated August 11, 1994, SEC
                            File No. 1-4837.

                 +(xiii)  Amendment to Supplemental Executive Retirement Agreement
                            (Carl W. Neun) dated September 24, 1997. Incorporated by
                            reference to Exhibit 10(i) of Form 10-Q dated January 13,
                            1998, SEC File No. 1-4837.

                   (xiv)  Non-Employee Directors' Deferred Compensation Plan, 1999
                            Restatement dated July 1, 1999. Incorporated by reference
                            to Exhibit 10(iii) of Form 10-Q dated October 8, 1999, SEC
                            File No. 1-4837.

                   +(xv)  Non-Employee Directors Stock Compensation Plan, as amended through Amendment No. 2. Incorporated by reference to
                            Exhibit 10(ii) of Form 10-Q dated October 8, 1999, SEC
                            File No. 1-4837.

                  +(xvi)  Supplemental Executive Retirement Plan for named executive officers dated September 26, 1996. Incorporated by
                            reference to Exhibit 10(xvi) of Form 10-K dated May 31,
                            1997, SEC File No. 1-4837.

                 +(xvii)  Separation Agreement dated December 16, 1999 between Carl W.
                            Neun and the registrant.

                +(xviii)  1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated October 8,
                            1999, SEC File No. 1-4837.

                  +(xix)  Standstill Agreement among the Company and Relational
                            Investors, et al, dated July 6, 1999. Incorporated by
                            reference to Exhibit 5 of Schedule 13D filed July 6, 1999,
                            SEC File No. 5-10548.

                    (13)  Portions of the 2000 Annual Report to Shareholders that are incorporated herein by reference.

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

                                                       TEKTRONIX, INC.

                                                       By               /s/ COLIN L. SLADE
                                                            -----------------------------------------
                                                                         Colin L. Slade,
                                                            VICE PRESIDENT AND CHIEF FINANCIAL OFFICER

Dated: August 11, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                SIGNATURE                                  CAPACITY                      DATE
                ---------                                  --------                      ----
          /s/ RICHARD H. WILLS*
    ---------------------------------       Chief Executive Officer, President and  August 11, 2000
             Richard H. Wills                 Director

             /s/ J.J. MEYER*
    ---------------------------------       Chairman of the Board                   August 11, 2000
             Jerome J. Meyer

            /s/ COLIN L. SLADE              Vice President and Chief Financial
    ---------------------------------         Officer, Principal Financial and      August 11, 2000
              Colin L. Slade                  Accounting Officer

          /s/ PAULINE LO ALKER*
    ---------------------------------                      Director                 August 11, 2000
             Pauline Lo Alker

            /s/ A. GARY AMES*
    ---------------------------------                      Director                 August 11, 2000
               A. Gary Ames

          /s/ GERRY B. CAMERON*
    ---------------------------------                      Director                 August 11, 2000
             Gerry B. Cameron

             /s/ D. CAMPBELL*
    ---------------------------------                      Director                 August 11, 2000
            David N. Campbell

                SIGNATURE                                  CAPACITY                      DATE
                ---------                                  --------                      ----
          /s/ PAUL C. ELY, JR.*
    ---------------------------------                      Director                 August 11, 2000
             Paul C. Ely, Jr.

            /s/ FRANK C. GILL*
    ---------------------------------                      Director                 August 11, 2000
              Frank C. Gill

         /s/ RALPH V. WHITWORTH*
    ---------------------------------                      Director                 August 11, 2000
            Ralph V. Whitworth

          /s/ WILLIAM D. WALKER*
    ---------------------------------                      Director                 August 11, 2000
            William D. Walker

*By:             /s/ JAMES F. DALTON
             ----------------------------
                   James F. Dalton                                                        August 11, 2000
                 AS ATTORNEY-IN-FACT

                                  EXHIBIT LIST

            EXHIBIT
             NUMBER       DESCRIPTION
        ----------------  -----------
                  (3)(i)  Restated Articles of Incorporation, as amended. Incorporated by reference to Exhibit (3) of Form 10-Q dated October 9,
                            1998, SEC File No. 1-4837. Articles of Amendment of
                            Tektronix, Inc. establishing Series B No Par Preferred
                            Shares.
                    (ii)  Bylaws, as amended. Incorporated by reference to
                            Exhibit (3) of Form 8-K dated June 21, 2000, SEC File
                            No. 1-4837.
                  (4)(i)  Indenture dated as of November 16, 1987, as amended by First
                            Supplemental Indenture dated as of July 13, 1993, covering the registrant's 7-1/2% notes due August 1, 2003, and the
                            registrant's 7-5/8% notes due August 15, 2002. Indenture
                            incorporated by reference to Exhibit 4(i) of Form 10-K
                            dated August 22, 1990, SEC File No. 1-4837.
                    (ii)  Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the
                            registrant agrees to furnish to the Commission upon
                            request copies of agreements relating to other
                            indebtedness.
                   (iii)  Rights Agreement dated as of August 16, 1990. Incorporated by reference to Exhibit 1 of Form 8-K dated August 27,
                            1990, SEC File No. 1-4837.
                    (iv)  Rights Agreement dated as of June 21, 2000, between
                            Tektronix, Inc. and ChaseMellon Shareholder Services,
                            L.L.C. Incorporated by reference to Exhibit (4) of
                            Form 8-K dated June 21, 2000, SEC File No. 1-4837.
                (10)+(i)  1982 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-K dated
                            August 22, 1989, SEC File No. 1-4837.
                   +(ii)  Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated April 9, 1993, SEC
                            File No. 1-4837.
                  +(iii)  Restated Annual Performance Improvement Plan. Incorporated
                            by reference to Exhibit 10(i) of Form 10-Q dated April 9,
                            1993, SEC File No. 1-4837.
                   +(iv)  Restated Deferred Compensation Plan. Incorporated by
                            reference to Exhibit 10(i) of Form 10-Q dated
                            December 20, 1984, SEC File No. 1-4837.
                    +(v)  Retirement Equalization Plan, Restatement. Incorporated by
                            reference to Exhibit (10)(v) of Form 10-K dated
                            August 20, 1996, SEC File No. 1-4837.
                   +(vi)  Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to
                            Exhibit 10(ix) of Form 10-K dated August 18, 1996, SEC
                            File No. 1-4837.
                  +(vii)  Executive Severance Agreement, as amended (Jerome J. Meyer)
                            dated as of October 6, 1993. Incorporated by reference to
                            Exhibit 10(i) of Form 10-Q dated October 7, 1994, SEC File
                            No. 1-4837.
                 +(viii)  Form of Executive Severance Agreement entered into between the Company and its named officers. Incorporated by
                            reference to Exhibit 10(ix) of Form 10-K dated August 9,
                            1995, SEC File No. 1-4837.
                   +(ix)  Executive Compensation and Benefits Agreement (Jerome J.
                            Meyer) dated as of October 24, 1990. Incorporated by
                            reference to Exhibit 10(ii) of Form 10-Q dated
                            December 21, 1990, SEC File No. 1-4837.
                    +(x)  Amendment to Supplemental Executive Retirement Agreement
                            (Jerome J. Meyer). Incorporated by reference to
                            Exhibit 10(ii) of Form 10-Q dated October 7, 1994, SEC
                            File No. 1-4837.
                   +(xi)  Amendment to Supplemental Executive Retirement Agreement
                            (Jerome J. Meyer) dated June 16, 1998. Incorporated by
                            reference to Exhibit (10)(x) of Form 10-K for the fiscal
                            year ended May 30, 1998, SEC File No. 1-4837.

            EXHIBIT
             NUMBER       DESCRIPTION
        ----------------  -----------
                  +(xii)  Executive Compensation and Benefits Agreement (Carl W. Neun)
                            dated as of March 29, 1993. Incorporated by reference to
                            Exhibit 10(xiv) of Form 10-K dated August 11, 1994, SEC
                            File No. 1-4837.
                 +(xiii)  Amendment to Supplemental Executive Retirement Agreement
                            (Carl W. Neun) dated September 24, 1997. Incorporated by
                            reference to Exhibit 10(i) of Form 10-Q dated January 13,
                            1998, SEC File No. 1-4837.
                   (xiv)  Non-Employee Directors' Deferred Compensation Plan, 1999
                            Restatement dated July 1, 1999. Incorporated by reference
                            to Exhibit 10(iii) of Form 10-Q dated October 8, 1999, SEC
                            File No. 1-4837.
                   +(xv)  Non-Employee Directors Stock Compensation Plan, as amended through Amendment No. 2. Incorporated by reference to
                            Exhibit 10(ii) of Form 10-Q dated October 8, 1999, SEC
                            File No. 1-4837.
                  +(xvi)  Supplemental Executive Retirement Plan for named executive officers dated September 26, 1996. Incorporated by
                            reference to Exhibit 10(xvi) of Form 10-K dated May 31,
                            1997, SEC File No. 1-4837.
                 +(xvii)  Separation Agreement dated December 16, 1999 between
                            Carl W. Neun and the registrant.
                +(xviii)  1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated October 8,
                            1999, SEC File No. 1-4837.
                  +(xix)  Standstill Agreement among the Company and Relational
                            Investors, et al, dated July 6, 1999. Incorporated by
                            reference to Exhibit 5 of Schedule 13D filed July 6, 1999,
                            SEC File No. 5-10548.
                    (13)  Portions of the 2000 Annual Report to Shareholders that are incorporated herein by reference.
                    (21)  Subsidiaries of the registrant.
                    (23)  Independent Auditors' Consent.
                    (24)  Powers of Attorney.
                    (27)  Financial Data Schedule.

------------------------

+   Compensatory Plan or Arrangement