Form 10-Q
period 2000-08-26
TEKTRONIX INC
filed 2000-10-06
CIK 96879

==============================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarter ended August 26, 2000, or,

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to _________________.


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

AT SEPTEMBER 23, 2000 THERE WERE 47,300,304 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.

(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
--------------------------------

INDEX
------


                                                                        PAGE NO.
                                                                        --------
PART I.  FINANCIAL INFORMATION

    Item 1.       Financial Statements:

                  Condensed Consolidated Balance Sheets -                      2
                      August 26, 2000 and May 27, 2000

                  Condensed Consolidated Statements of Operations -            3
                      for the Quarter ended August 26, 2000
                      and the Quarter ended August 28, 1999

                  Condensed Consolidated Statements of Cash Flows -            4
                      for the Quarter ended August 26, 2000
                      and the Quarter ended August 28, 1999

                  Notes to Condensed Consolidated Financial Statements         5

  Item 2.      Management's Discussion and Analysis of Financial              13
               Condition and Results of Operations

PART II.  OTHER INFORMATION

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk         20
  Item 4.  Submission of Matters to a Vote of Security Holders
  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE                                                                     21




                        TEKTRONIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



(In thousands)                                               Aug. 26,      May 27,
                                                                 2000         2000
-----------------------------------------------------------------------------------
ASSETS
    Current assets:
        Cash and cash equivalents                           $  539,471   $  683,808
        Short-term investments                                 203,438       99,897
        Accounts and notes receivable - net                    191,827      188,987
        Inventories - net                                      123,088      114,001
        Other current assets                                    16,981       25,364
                                                            ----------   ----------
           Total current assets                              1,074,805    1,112,057

    Property, plant and equipment - net                        180,374      188,544
    Deferred tax assets                                         20,937       30,928
    Other long-term assets                                     225,580      203,108
                                                            ----------   ----------
           Total assets                                     $1,501,696   $1,534,637
                                                            ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
        Accounts payable and accrued liabilities            $  216,820   $  221,767
        Accrued compensation                                    59,817       95,623
        Deferred revenue                                        11,341       12,329
        Short-term debt                                            564          505
                                                            ----------   ----------
           Total current liabilities                           288,542      330,224

    Long-term debt                                             150,337      150,369
    Other long-term liabilities                                 77,738       76,450

    Shareholders' equity:
        Common stock                                           210,646      198,868
        Retained earnings                                      736,966      753,796
        Accumulated other comprehensive income                  37,467       24,930
                                                            ----------   ----------
           Total shareholders' equity                          985,079      977,594
                                                            ----------   ----------
           Total liabilities and shareholders' equity       $1,501,696   $1,534,637
                                                            ==========   ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                  Quarter ended
                                                              Aug. 26,     Aug. 28,
(In thousands except for per share amounts)                       2000         1999
-----------------------------------------------------------------------------------
Net sales                                                    $ 278,191    $ 280,747
Cost of sales                                                  133,229      156,455
                                                             ---------    ---------
    Gross profit                                               144,962      124,292
Research and development expenses                               33,813       38,207
Selling, general, and administrative expenses                   73,883       71,876
Equity in business ventures' loss                                  132          318
Non-recurring charges                                              315           --
Charges related to the sale of the
  Video and Networking division                                     --       26,100
                                                             ---------    ---------
    Operating income (loss)                                     36,819      (12,209)
Interest expense                                                (3,357)      (4,502)
Interest income                                                 14,250          295
Other income (expense) - net                                    (5,511)         593
                                                             ---------    ---------
    Earnings (loss) before taxes                                42,201      (15,823)

Income tax expense (benefit)                                    14,770       (4,906)
                                                             ---------    ---------
    Net earnings (loss) from continuing operations              27,431      (10,917)

Discontinued operations:
    Net earnings from operations of Color
        Printing and Imaging division (less applicable
        income tax expense of $0 and $1,094, respectively.)         --        2,435
                                                             ---------    ---------
    Net earnings (loss)                                      $  27,431    $  (8,482)
                                                             =========    =========

Net earnings (loss) per share - basic                        $    0.58    $   (0.18)
Net earnings (loss) per share - diluted                           0.56        (0.18)

Net earnings (loss) per share from continuing
    operations - basic                                            0.58        (0.23)
Net earnings (loss) per share from continuing
    operations - diluted                                          0.56        (0.23)

Net earnings per share from discontinued
    operations - basic                                            0.00         0.05
Net earnings per share from discontinued
    operations - diluted                                          0.00         0.05

Dividends per share                                               0.00         0.12

Average shares outstanding - basic                              47,689       46,991
Average shares outstanding - diluted                            48,739       46,991



The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Quarter ended
                                                                  Aug. 26,     Aug. 28,
(In thousands)                                                        2000         1999
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                              $  27,431    $  (8,482)
Adjustments to reconcile net earnings (loss) to net cash
    provided by (used in) operating activities:
        Earnings from discontinued operations                           --       (2,435)
        Pre-tax net non-recurring charges                              315           --
        Charges related to the sale of the Video
           and Networking division                                      --       26,100
        Depreciation and amortization expense                       11,036       11,088
        Asset impairments                                            2,391           --
        Loss on the disposition of fixed assets                        554        1,804
        Bad debt expense                                               916          223
        Deferred income tax expense (benefit)                        7,619       (6,354)
        Equity in business ventures' loss                              132          332
        Changes in operating assets and liabilities:
           Accounts receivable                                      (4,050)     (11,258)
           Inventories                                             (11,621)      16,671
           Other current assets                                        671        3,743
           Accounts payable                                         (3,143)     (23,181)
           Accrued compensation                                    (32,817)     (17,998)
           Deferred revenue                                           (988)       2,331
        Other-net                                                   (2,019)      (3,400)
                                                                 ---------    ---------
           Net cash used in operating activities                    (3,573)     (10,816)
           Net cash provided by discontinued operations                 --        8,913

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                        (8,482)      (8,680)
Proceeds from sale of fixed assets                                   3,715        1,044
Short-term investments                                            (103,541)          --
                                                                 ---------    ---------
           Net cash used in investing activities                  (108,308)      (7,636)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt                                           59       12,116
Repayment of long-term debt                                            (32)         (69)
Issuance of common stock                                            15,433        6,439
Repurchase of common stock                                         (47,916)          --
Dividends                                                               --       (5,631)
                                                                 ---------    ---------
           Net cash provided by (used in) financing activities     (32,456)      12,855
                                                                 ---------    ---------
Net increase (decrease) in cash and cash equivalents              (144,337)       3,316
Cash and cash equivalents at beginning of period                   683,808       39,747
                                                                 ---------    ---------
Cash and cash equivalents at end of period                       $ 539,471    $  43,063
                                                                 =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid - net                                          $     551    $     679
Interest paid                                                        5,656        7,634


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THE COMPANY
Tektronix, Inc. (Tektronix or the company), founded in 1946, historically operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking, as well as in five major geographies: the United States; Europe; the Americas, including Mexico, Canada and South America; the Pacific, excluding Japan; and Japan. During fiscal year 2000, the company sold the Color Printing and Imaging and Video and Networking divisions and now operates as a focused test, measurement and monitoring company, providing measurement solutions to customers in many industries, including computers, telecommunications and semiconductors.

As a focused Measurement company, Tektronix enables its customers to design, build, deploy and manage next-generation global communications networks and internet technologies. Revenue is derived principally through the development and marketing of a range of products including: oscilloscopes; logic analyzers; communications test equipment, including products for network monitoring and protocol test, broadband transmission test and mobile production test; video test equipment; and accessories. Revenue is also derived through providing support services for products sold worldwide. Headquartered in Beaverton, Oregon, Tektronix employs more than 4,100 people and maintains operations in 25 countries outside the United States.

BASIS OF PRESENTATION
The condensed consolidated financial statements and notes thereto have been prepared by the company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's annual report on Form 10-K for the year ended May 27, 2000. To conform to first quarter fiscal year 2001 presentation, certain information included in the first quarter fiscal year 2000 condensed consolidated financial statements and notes thereto has been reclassified. The company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2001 and 2000 are 52 weeks.

SALE OF COLOR PRINTING AND IMAGING
On January 1, 2000, the company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation (Xerox). The purchase price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During the third quarter of fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs.

The company accounted for the Color Printing and Imaging division as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Summarized results of operations for the division were as follows:


                                                          Quarter ended
(In thousands except per share amounts)                   Aug. 28, 1999
-----------------------------------------------------------------------
Net sales                                                      $155,404
                                                               --------
Earnings before taxes                                             3,529
Income tax expense                                                1,094
                                                               --------
Net earnings from discontinued operations                      $  2,435
                                                               ========
Net earnings per share from discontinued
    operations - basic and diluted                             $   0.05
                                                               ========


SALE OF VIDEO AND NETWORKING
On August 9, 1999, the company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to Grass Valley Group Inc. During the first quarter of fiscal year 2000, Tektronix recorded pre-tax charges of $26.1 million for losses expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of assets to be transferred over the proceeds, as well as asset impairments incurred as a result of the sale. On September 24, 1999, the companies closed the transaction. Tektronix received cash of $23.7 million, before transaction costs of $1.1 million, a note receivable of $22.5 million, and a 10% equity interest in Grass Valley Group Inc., which was recorded in Other long-term assets and accounted for under the cost method. The actual loss on the sale was $26.1 million. Management concluded that the sale of the Video and Networking division did not meet the criteria to be recorded as a discontinued operation in accordance with APB Opinion No. 30, as the VideoTele.com business, a portion of the division, was retained by the company.

On February 25, 2000, Tektronix and Grass Valley Group Inc. entered into a subsequent agreement. Under this agreement, the company sold unbilled revenue on systems contracts in progress that were not a part of the original transaction. As consideration for the assets sold, the note receivable was amended to increase the principal balance and decrease the stated interest rate from 8% to 7%. In addition, a note receivable was recorded for the sale of certain trade receivables that were also excluded from the original transaction. Charges of $5.5 million were incurred in conjunction with the subsequent agreement and were recorded in Charges related to the sale of Video and Networking on the Condensed Consolidated Statements of Operations. In addition, on May 25, 2000, Tektronix sold its 10% equity interest in Grass Valley Group Inc., to the majority shareholder of that company and received $6.5 million in cash, which approximated book value.

REPURCHASE OF COMMON STOCK
The company's plan for the use of the net proceeds from the sale of the Color Printing and Imaging division included a $550.0 million share repurchase program. On February 23, 2000, the company purchased 0.1 million shares of its common stock for $44 per share, totaling $4.7 million, through a Dutch Auction tender offer. On March 15, 2000, the Board of Directors approved a program to purchase up to $545.0 million of the company's common stock on the open market or through negotiated transactions. During the first quarter of fiscal year 2001, the company repurchased 0.8 million shares at an average price of $59.27 per share totaling $47.9 million. The company has repurchased a total of 1.5 million shares at an average price of $55.98 per share totaling $83.0 million under the program as of August 26, 2000.

NON-RECURRING CHARGES - NET
In the third quarter of fiscal year 2000, the company announced and began to implement a series of actions (the 2000 plan) intended to further consolidate worldwide operations and transition the company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring. Major actions under the 2000 plan include the exit from and consolidation within underutilized facilities, including the write-off of assets that will be abandoned in conjunction with this action, the write-off and disposal of certain excess service and other inventories and focused headcount reductions to streamline the cost structure to that of a smaller focused Measurement business and to eliminate duplicative functions within the company's infrastructure. The company recorded pre-tax non-recurring charges of $64.8 million to account for these actions, including $19.1 million for the impairment of assets, $16.8 million for lease cancellation fees and future payments on exited leased facilities and volume-based contracts, $15.5 million for the write-off and disposal of excess inventories and $13.4 million for severance worldwide.

In the second quarter of fiscal year 1999, the company announced and began to implement a series of actions (the 1999 plan) intended to align Tektronix' worldwide operations with market conditions and to improve the profitability of its operations. These actions included a net reduction of approximately 15% of the company's worldwide workforce, the exit from certain facilities and the streamlining of product and service offerings. Under the 1999 plan, the company recorded pre-tax charges of $125.7 million, including restructuring charges of $115.8 million and other non-recurring charges of $9.9 million for related actions. The $115.8 million in restructuring charges included $56.9 million in severance expense, $27.1 million for the write-off and disposal of excess inventory, $17.0 million for the impairment of long-term assets and $14.8 million for lease cancellation fees. The $9.9 million for related actions included $5.1 million of expected sales returns, $0.8 million of bad debt expense and $4.0 million of costs to fulfill commitments to deliver software enhancements on previously sold product, all associated with exiting the non-linear digital editing business.

Total pre-tax net non-recurring charges on the Condensed Consolidated Statements of Operations totaled $0.3 million for the quarter ended August 26, 2000. The expense of $0.3 million consisted of a $2.1 million loss on sale of assets and $2.6 million of adjustments to the existing restructuring plans, offset by restructuring reserve reversals of $4.4 million. An expanded discussion of current quarter restructuring reserve activity is included below.

The $2.1 million loss on sale of assets resulted from the sale of certain assets by Maxtek Components Corporation (Maxtek), a wholly-owned subsidiary of Tektronix, to Innovacomm Technologies, Inc. (Innovacomm). At the time the company established the restructuring reserves under the 2000 plan, it was anticipated that the assets sold to Innovacomm by Maxtek would be eliminated through closure, thereby necessitating associated reserves for employee severance and certain committed obligations related to facilities. As the opportunity to dispose of these assets through sale subsequently arose, and was determined by management to be more beneficial to the company, the related reserves were deemed no longer necessary and reversed. The reversal of reserves related to these assets totaled approximately $1.8 million and was included in the total reversal of $4.4 million noted below.

The pre-tax charges incurred and related actions taken under the 1999 and 2000 plans affected the company's financial position in the following manner:


                                       Equipment       Payables
                                       and other      and other                        Accrued
(In thousands)                            assets    liabilities    Inventories    compensation
----------------------------------------------------------------------------------------------
1999 plan charges                      $  18,200    $    19,894    $    27,760    $     54,680
Fiscal year 1999 activity:
    Cash paid out                             --         (7,415)            --         (20,844)
    Non-cash disposals or write-offs     (17,055)            --        (27,070)             --
    Adjustments to plan                     (455)         4,049           (690)          2,244
                                       ---------    -----------    -----------    ------------
Balance May 29, 1999                   $     690    $    16,528    $        --    $     36,080
                                       ---------    -----------    -----------    ------------
Fiscal year 2000 activity:
    2000 plan charges                  $  19,142    $    16,787    $    15,460    $     13,362
    Adjustments to plan                      361             --             --            (405)
    Reversal of excess charges                --           (600)            --         (14,799)
    Cash paid out                             --        (13,765)            --         (22,893)
    Non-cash disposals or write-offs     (20,193)            --        (15,460)             --
                                       ---------    -----------    -----------    ------------
Balance May 27, 2000                   $      --    $    18,950    $        --    $     11,345
                                       ---------    -----------    -----------    ------------
Fiscal year 2001 activity:
    Adjustments to plan                    2,018             --             --             543
    Reversal of excess charges                --           (863)            --          (3,495)
    Cash paid out                             --         (1,540)            --          (2,203)
    Non-cash disposals or write-offs      (2,018)            --             --              --
                                       ---------    -----------    -----------    ------------
Balance Aug. 26, 2000                  $      --    $    16,547    $        --    $      6,190
                                       =========    ===========    ===========    ============



During the first quarter of fiscal year 2001 the equipment and other assets reserve was increased approximately $2.0 million and the accrued compensation reserve was increased approximately $0.5 million. The increase of $2.0 million to the equipment and other assets reserve was primarily to provide for additional estimated impairment costs related to assets previously included in the restructuring plan. The increase of $0.5 million to the accrued compensation reserve was attributable to the subsequent clarification and amendment of an employment agreement.

During the first quarter of fiscal year 2001, $0.9 million and $3.5 million of previously accrued amounts were reversed from the payables and other liabilities reserve and the accrued compensation reserve, respectively. The reversal of $0.9 million of the payables and other liabilities reserve was primarily attributable to certain obligations which were assumed by a third party, thereby relieving the company of its obligation. The reversal of $3.5 million of accrued compensation resulted from severance reversals of $1.9 million for 54 individuals who either left the company voluntarily or were re-assigned to future-benefiting operations and $1.6 million of severance related to individuals associated with the assets sold by Maxtek discussed above.

Including current and prior period adjustments and reversals, headcount reduction under the 1999 plan totaled 1,302 employees. As of August 26, 2000, severance of approximately $41.2 million has been paid to 1,291 of these employees, with the remaining 11 employees to be paid severance of approximately $0.2 million under contract through 2002. Under the 2000 plan, headcount reduction net of current and prior period adjustments and reversals, totaled 246 employees. As of August 26, 2000, severance of approximately $4.7 million has been paid to 67 of these employees, with the remaining 179 employees to be paid severance of approximately $6.0 million through 2002.


EARNINGS (LOSS) PER SHARE
                                                    Aug. 26,       Aug. 28,
(In thousands except share amounts)                     2000           1999
---------------------------------------------------------------------------
Net earnings (loss)                             $     27,431   $     (8,482)
                                                ============   ============
Weighted average shares used for
    basic earnings (loss) per share               47,689,192     46,991,208
Effect of dilutive stock options                   1,049,479             --
                                                ------------   ------------
Weighted average shares used for
    dilutive earnings (loss) per share            48,738,671     46,991,208
                                                ============   ============

Basic net earnings (loss) per share             $       0.58   $      (0.18)
Diluted net earnings (loss) per share           $       0.56   $      (0.18)


Options to purchase an additional 10,250 and 3,573,029 shares of common stock were outstanding at August 26, 2000 and August 28, 1999, respectively, but were not included in the computation of diluted net earnings (loss) per share because their effect would be antidilutive.

SHORT-TERM INVESTMENTS
Short-term investments include investments with maturities of greater than three months and less than one year from the date of purchase. Those held at August 26, 2000 and May 27, 2000 consisted of:


                                                    Aug. 26,        May 27,
(In thousands)                                          2000           2000
---------------------------------------------------------------------------
Corporate notes and bonds                       $    114,333   $     52,977
Commercial paper                                      57,813         29,353
Asset backed securities                               21,026          7,486
Certificates of deposit                               10,266         10,081
                                                ------------   ------------
Short-term investments                          $    203,438   $     99,897
                                                ============   ============



ACCOUNTS AND NOTES RECEIVABLE
Accounts and notes receivable consisted of:

                                                    Aug. 26,        May 27,
(In thousands)                                          2000           2000
---------------------------------------------------------------------------
Trade accounts receivable                       $    167,602   $    167,677
Notes receivable - current portion                    14,159         13,865
Other receivables                                     13,640         12,354
Allowance for doubtful accounts                       (3,574)        (4,909)
                                                ------------   ------------
Accounts and notes receivable - net             $    191,827   $    188,987
                                                ============   ============


Notes receivable - current portion at August 26, 2000 and May 27, 2000 included the current portion of notes and interest receivable due from Grass Valley Group Inc., received as consideration for the sale of Video and Networking assets. Other receivables was comprised of miscellaneous non-trade receivables.

INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The company periodically reviews its inventory for obsolete or slow-moving items. Inventories and related reserves consisted of:


                                                    Aug. 26,        May 27,
(In thousands)                                          2000           2000
---------------------------------------------------------------------------
Materials and work in process                   $     67,377   $     63,580
Finished goods                                        71,944         65,601
Inventory reserves                                   (16,233)       (15,180)
                                                ------------   ------------
    Inventories - net                           $    123,088   $    114,001
                                                ============   ============


PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of:


                                                    Aug. 26,        May 27,
(In thousands)                                          2000           2000
---------------------------------------------------------------------------
Land                                            $      1,656   $      1,656
Buildings                                            152,550        154,466
Machinery and equipment                              267,677        274,251
Accumulated depreciation and amortization           (241,509)      (241,829)
                                                ------------   ------------
    Property, plant and equipment - net         $    180,374   $    188,544
                                                ============   ============


INVESTMENTS IN MARKETABLE EQUITY SECURITIES
Investments in marketable equity securities are classified as available-for-sale and reported at fair market value in the Condensed Consolidated Balance Sheets as Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of deferred income taxes, in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. During the quarter ended August 26, 2000, the company wrote-down the cost basis of an available-for-sale security which was determined to be other than temporarily impaired. The total amount of the impairment charge was $2.4 million and was included in Other income (expense) - net in the Condensed Consolidated Statements of Operations.


                                                          Aug. 26,     May 27,
(In thousands)                                                2000        2000
------------------------------------------------------------------------------
Unamortized cost basis of marketable equity securities       4,191       6,704
Gross unrealized holding gains                              33,037       9,991
Gross unrealized holding losses                                 --      (1,707)
                                                         ---------   ---------
Fair value of marketable equity securities               $  37,228   $  14,988
                                                         =========   =========


COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) and its components, net of tax, are as follows:


                                                                    Quarter ended
                                                                Aug. 26,     Aug. 28,
(In thousands)                                                      2000         1999
-----------------------------------------------------------------------------------------
Net earnings (loss)                                            $  27,431    $  (8,482)
Other comprehensive income (loss):
    Currency translation adjustment, net of taxes
        of $(1,543) and ($33), respectively                       (2,315)         (50)
    Unrealized gain (loss) on available-for-sale securities,
        net of taxes of $9,905 and ($146), respectively           14,852         (217)
    Reclassification adjustment for realized losses,
        net of taxes of $0 and $8, respectively                       --           11
                                                               ---------    ---------
Total comprehensive income (loss)                              $  39,968    $  (8,738)
                                                               =========    =========



BUSINESS SEGMENTS
Historically, the company was organized based on the products and services that it offered. Under this organizational structure, the company operated in three main segments: Measurement, Color Printing and Imaging, and Video and Networking. The Color Printing and Imaging division was accounted for as a discontinued operation and as such the results of operations and the financial position of the division are not presented to management for decision-making purposes and are not included in the table below. The company now operates as a single segment - Measurement. Measurement revenue is derived principally through the development and marketing of a range of products including: oscilloscopes; logic analyzers; communications test equipment including products for network monitoring and protocol test, broadband transmission test and mobile production test; video test equipment; and accessories. Revenue is also derived from providing support services for products sold worldwide.

The information provided below was obtained from internal information that was provided to the company's executive management group for the purpose of corporate management. Assets, liabilities and expenses attributable to corporate activity were not all allocated to the operating segments. Certain facility, information systems and other expenses were incurred by corporate and allocated to the divisions based on a percentage of sales, number of employees or payroll costs. Depreciation expense by division was not included in the internal information provided to the executive management group and was therefore not presented below. Inter-segment sales were not material and were included in net sales to external customers below.


                                                                   Quarter ended
                                                                Aug. 26,     Aug. 28,
(In thousands)                                                      2000         1999
-------------------------------------------------------------------------------------
Net sales to external customers by division:
Measurement                                                    $ 278,191    $ 228,034
Video and Networking                                                  --       52,713
                                                               ---------    ---------
    Net sales                                                  $ 278,191    $ 280,747
                                                               ---------    ---------

Consolidated net sales to external customers by region:
United States                                                  $ 141,166    $ 147,211
Europe                                                            58,674       72,348
Pacific                                                           32,529       28,525
Japan                                                             25,139       20,801
Americas                                                          20,683       11,862
                                                               ---------    ---------
    Net sales                                                  $ 278,191    $ 280,747
                                                               ---------    ---------



Measurement net sales to external customers by region:
United States                                                  $ 141,166    $ 118,783
Europe                                                            58,674       56,267
Pacific                                                           32,529       23,656
Japan                                                             25,139       19,427
Americas                                                          20,683        9,901
                                                               ---------    ---------
    Net sales                                                  $ 278,191    $ 228,034
                                                               ---------    ---------
Operating income (loss):
Measurement                                                    $  37,134    $  22,339
Video and Networking                                                  --       (8,303)
Charges related to the sale of Video and Networking                   --      (26,100)
Non-recurring charges                                               (315)          --
All other                                                             --         (145)
                                                               ---------    ---------
    Operating income (loss)                                    $  36,819    $ (12,209)
                                                               ---------    ---------


INCOME TAXES
The provision for income tax expense (benefit) consisted of:


                                                                    Quarter ended
                                                                Aug. 26,     Aug. 28,
(In thousands)                                                      2000         1999
-------------------------------------------------------------------------------------
United States                                                  $  12,470    $  (1,646)
State                                                              2,200       (1,133)
Foreign                                                              100       (2,127)
                                                               ---------    ---------
    Income tax expense (benefit)                               $  14,770    $  (4,906)
                                                               =========    =========



The effective rates used to calculate income tax expense (benefit) for the first quarters of 2001 and 2000 were 35% and 31%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management has not yet completed an evaluation of the effects this standard will have on the company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the company's fourth quarter of fiscal year 2001. Management has not yet completed an evaluation of the effects this bulletin will have on the company's consolidated financial statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

GENERAL
Tektronix, Inc. (Tektronix or the company) historically operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking, as well as in five major geographies: the United States; Europe; the Americas, including Mexico, Canada and South America; the Pacific, excluding Japan; and Japan. During fiscal year 2000, the company sold the Color Printing and Imaging and Video and Networking divisions and now operates as a focused test, measurement and monitoring company, providing measurement solutions to customers in many industries, including computers, telecommunications and semiconductors. For additional information on these fiscal year 2000 divestitures, see the Sale of Color Printing and Imaging and the Sale of Video and Networking footnotes included in the Notes to the Condensed Consolidated Financial Statements for the quarter ended August 26, 2000.

As a focused Measurement company, Tektronix enables its customers to design, build, deploy and manage next-generation global communications networks and internet technologies. Revenue is derived principally through the development and marketing of a range of products including: oscilloscopes; logic analyzers; communications test equipment, including products for network monitoring and protocol test, broadband transmission test and mobile production test; video test equipment; and accessories. Revenue is also derived through providing support services for products sold worldwide.

NON-RECURRING CHARGES - NET
Total pre-tax net non-recurring charges on the Condensed Consolidated Statements of Operations totaled $0.3 million for the quarter ended August 26, 2000. The expense of $0.3 million consisted of a $2.1 million loss on sale of assets and $2.6 million of adjustments to the existing restructuring plans, offset by restructuring reserve reversals of $4.4 million. An expanded discussion of current quarter restructuring reserve activity is included below.

The $2.1 million loss on sale of assets resulted from the sale of certain assets by Maxtek Components Corporation (Maxtek), a wholly-owned subsidiary of Tektronix, to Innovacomm Technologies, Inc. (Innovacomm). At the time the company established the restructuring reserves under the 2000 plan, it was anticipated that the assets sold to Innovacomm by Maxtek would be eliminated through closure, thereby necessitating associated reserves for employee severance and certain committed obligations related to facilities. As the opportunity to dispose of these assets through sale subsequently arose, and was determined by management to be more beneficial to the company, the related reserves were deemed no longer necessary and reversed. The reversal of reserves related to these assets totaled approximately $1.8 million and was included in the total reversal of $4.4 million noted below.

During the first quarter of fiscal year 2001 the equipment and other assets reserve was increased approximately $2.0 million and the accrued compensation reserve was increased approximately $0.5 million. The increase of $2.0 million to the equipment and other assets reserve was primarily to provide for additional estimated impairment costs related to assets previously included in the restructuring plan. The increase of $0.5 million to the accrued compensation reserve was attributable to the subsequent clarification and amendment of an employment agreement.

During the first quarter of fiscal year 2001, $0.9 million and $3.5 million of previously accrued amounts were reversed from the payables and other liabilities reserve and the accrued compensation reserve, respectively. The reversal of $0.9 million of the payables and other liabilities reserve was primarily attributable to certain obligations which were assumed by a third party, thereby relieving the company of its obligation. The reversal of $3.5 million of accrued compensation resulted from severance reversals of $1.9 million for 54 individuals who either left the company voluntarily or were re-assigned to future-benefiting operations and $1.6 million of severance related to individuals associated with the assets sold by Maxtek discussed above.

Including current and prior period adjustments and reversals, headcount reduction under the 1999 plan totaled 1,302 employees. As of August 26, 2000, severance of approximately $41.2 million has been paid to 1,291 of these employees, with the remaining 11 employees to be paid severance of approximately $0.2 million under contract through 2002. Under the 2000 plan, headcount reduction net of current and prior period adjustments and reversals, totaled 246 employees. As of August 26, 2000, severance of approximately $4.7 million has been paid to 67 of these employees, with the remaining 179 employees to be paid severance of approximately $6.0 million through 2002.

                            RESULTS OF OPERATIONS

Consolidated net earnings for the quarter ended August 26, 2000, were $27.4 million as compared to net losses of $8.5 million for the first quarter of fiscal year 2000. Net earnings from discontinued operations were $2.4 million for the first quarter of fiscal year 2000.

NET EARNINGS (LOSS) FROM CONTINUING OPERATIONS
Net earnings from continuing operations were $27.4 million or $0.56 per diluted share for the first quarter of fiscal year 2001. For the quarter ended a year ago, the company recorded net losses from continuing operations of $10.9 million or $0.23 per diluted share. Excluding the $26.1 million of charges related to the sale of the Video and Networking division, the company would have had net earnings from continuing operations of $7.1 million or $0.15 per diluted share for the first quarter of fiscal year 2000.

NET SALES
Consolidated net sales of $278.2 million for the first quarter of fiscal year 2001, decreased $2.5 million from consolidated net sales of $280.7 million for the first quarter of fiscal year 2000. This decline was primarily attributable to the sale of the Video and Networking division in fiscal year 2000 which resulted in a decrease of $52.7 million in consolidated sales as compared with the prior year comparable quarter, offset by a $50.2 million increase in Measurement sales over the same quarter a year ago.

First quarter fiscal year 2001 Measurement net sales of $278.2 million increased $50.2 million or 22% from Measurement net sales of $228.0 million for the first quarter of fiscal year 2000. Growth was realized in all geographies, with the United States and the Americas experiencing the largest increases of $22.4 million or 19% and $10.8 million or 109%, respectively. Measurement growth in these geographic regions was primarily attributable to continued customer demand for existing products introduced in fiscal year 2000, due to continued strength in key customer industries including semiconductors and telecommunications, and strong customer demand for new products shipped during the first quarter of the fiscal year.

ORDERS
Consolidated first quarter fiscal year 2001 orders of $306.9 million increased $24.2 million or 9% from consolidated orders of $282.7 million for the first quarter of fiscal year 2000. Growth in orders was the result of a significant increase in Measurement orders, partially offset by the absence of Video and Networking orders in the first quarter of the current year, due to the sale of that division during fiscal year 2000.

Measurement first quarter fiscal year 2001 orders of $306.9 million increased $63.2 million or 26% from Measurement orders of $243.7 million for the first quarter of fiscal year 2000. This increase was realized across all geographies except Europe, which declined 6% due mainly to the negative effects of foreign currency exchange during the quarter and the timing of orders between the quarters. The largest increases in orders were realized in the United States and the Pacific, which grew $34.7 million or 27% to $161.3 million and $15.8 million or 56% to $44.1 million, respectively. Growth in these regions can be attributed to customer demand for new products introduced in the quarter, as well as the continued acceptance of existing products. In addition, the company continues to benefit from economic recovery in the Pacific region and overall strength in the semiconductor and telecommunications industries.

GROSS PROFIT
Consolidated gross profit was $145.0 million for the first quarter of fiscal year 2001, an increase of $20.7 million from $124.3 million for the first quarter of fiscal year 2000. Gross margin increased to 52.1% for the first quarter of fiscal year 2001 from 44.3% for the prior year comparable period.

The increase in gross profit of $20.7 million was primarily attributable to the improvement in gross margin as sales for the first quarter of fiscal year 2001 were relatively consistent with the prior year comparable period. Gross margin of 44.3% for the prior year comparable period reflected Measurement gross margin of 48.2%, offset by Video and Networking gross margin of 27.2%. The increase in Measurement gross margin from 48.2% in the prior year comparable period to 52.1% in the first quarter of fiscal year 2001 was primarily the result of a strong mix of higher margin measurement products, many of which were introduced during fiscal year 2000. Management of the company does not currently anticipate that these increased margin levels will be sustainable throughout fiscal year 2001.

OPERATING EXPENSES
Consolidated operating expenses were $108.1 million for the first quarter of fiscal year 2001, as compared with $136.5 million for the same quarter a year ago. First quarter fiscal year 2000 operating expenses included the $26.1 million loss on the sale of the Video and Networking division as well as the general operating expenses for that division.

Measurement operating expenses were $108.1 million for the current quarter, an increase of $20.5 million from measurement expenses of $87.6 million in the first quarter of fiscal year 2000. Research and development expenses increased $6.5 million to $33.8 million in the first quarter of fiscal year 2001, however as a percentage of sales, those expenses remained relatively constant at approximately 12% in both the current and prior year comparable quarter. Selling, general and administrative expenses were $73.9 million or approximately 27% of net sales in the current quarter as compared with $60.0 million or 26% of net sales for the first quarter of fiscal year 2000. The increased level of expense was due primarily to reverse economies-of-scale associated with the transition to a smaller measurement-focused company, the addition of expenses for Gage Applied Sciences, Inc. and Maxtek, two subsidiary companies that were acquired subsequent to the first quarter of fiscal year 2000, and higher incentive-related accruals.

NON-OPERATING INCOME AND EXPENSE
Interest income was $14.3 million for the first quarter of fiscal year 2001 as compared with $0.3 million in the quarter ended a year ago. The increase in interest income is a result of interest earned on a portion of the proceeds from the sale of the Color Printing and Imaging division. Interest expense for the same periods decreased from $4.5 million to $3.4 million as a result of a reduction in the balance of short-term debt.

Other income (expense) decreased from income of $0.6 million for the first quarter of fiscal year 2000 to expense of $5.5 million for the first quarter of fiscal year 2001. The expense in the current quarter is primarily the result of a write-down of marketable equity securities, losses on the disposals of assets and foreign currency losses.

                               FINANCIAL CONDITION

CHANGE IN FINANCIAL CONDITION
Cash and cash equivalents decreased $144.3 million from year-end due mainly to the investment of an additional $103.5 million in short-term instruments over year-end and the repurchase of approximately 0.8 million shares for $47.9 million during the quarter. Cash flows from operating activities and borrowing capacity are expected to be sufficient to fund operations and capital expenditures through May 2002.

Short-term investments were funded with a portion of the cash proceeds from the sale of the Color Printing and Imaging division, which were invested in various types of current investments with maturities greater than 90 days and less than one year. Short-term investments increased $103.5 million during the first quarter of fiscal year 2001, due to additional cash funding.

Inventory increased $9.1 million from year-end, with significant increases in materials and work in process and finished goods. Materials and work in process increased $3.8 million as a result of higher stock levels due to increasing lead-times for parts, the industry-wide threat of parts shortages and the related increase in the cost for those parts. Finished goods inventory increased approximately $6.3 million mainly as a result of increases in inventory levels and demo inventories to support the sales of new products.

Other current assets decreased $8.4 million due mainly to a $1.2 million overall reduction in the level of general prepaid expenses and the use of approximately $8.1 million in current income tax benefits during the quarter. These decreases were offset by a $0.5 million increase in current foreign income tax benefits, a $0.5 million increase in accrued gains on forward foreign exchange contracts and other non-material increases to miscellaneous current assets.

Net property, plant and equipment decreased $8.2 million to $180.4 million at the end of the first quarter of fiscal year 2001. The decrease was due mainly to $6.9 million of net disposals, including $2.0 million of disposals related to the restructuring plan and $10.0 million in depreciation expense for the quarter. These decreases were offset by approximately $8.5 million in capital expenditures during the quarter.

Other long-term assets increased $22.5 million over year-end. This significant increase is due primarily to the $24.7 million increase in net holding gains on the company's marketable equity securities resulting from significant increases in the fair value of that stock during the quarter.

Accrued compensation decreased $35.8 million from year-end. This significant decrease was due primarily to the payment of fiscal year 2000 performance-related incentives, the reduction of the general payroll accrual due to the timing of the quarter-end and the reversal of certain restructuring-related severance accruals. These decreases were partially offset by the accrual for first quarter fiscal year 2001 performance-related incentives.

The $7.5 million increase in shareholders' equity is due mainly to $27.4 million in net earnings for the quarter, $16.4 million in options exercised and a $12.5 million increase in Accumulated other comprehensive income due mainly to increased unrealized holding gains and increased unrealized currency losses, offset by $47.9 million related to share repurchases during the quarter.

LIQUIDITY AND CAPITAL RESOURCES
At August 26, 2000, the company held $742.9 million in cash and cash equivalents and short-term investments, as well as bank credit facilities totaling $272.3 million, of which $267.4 million was unused. Unused facilities included $117.4 million in miscellaneous lines of credit and $150.0 million under revolving credit agreements with United States and foreign banks.

At August 26, 2000, the company's working capital was $786.3 million, an increase of $4.4 million from the end of fiscal year 2000. Current assets decreased $37.3 million during the first quarter of fiscal year 2001, with decreases in cash and cash equivalents and other current assets, offset in part by increases in short-term investments and inventory. Current liabilities decreased $41.7 million during the quarter, primarily due to the $35.8 million decline in accrued compensation.

                        RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the company's fourth quarter of fiscal year 2001. Management has not yet completed an evaluation of the effects this bulletin will have on the company's consolidated financial statements.

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

TIMELY DELIVERY OF COMPETITIVE PRODUCTS
Tektronix sells its products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. The company's ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because Tektronix sells test and measurement products that enable its customers to develop new technologies, the company must accurately predict the ever-evolving needs of those customers and deliver appropriate products and technologies at competitive prices to meet customer demands. The company's ability to deliver such products could be affected by engineering or other development program slippage as well as the availability of parts and supplies from third party providers on a timely basis and at reasonable prices. Failure to deliver competitive products in a timely manner and at a reasonable price could have an adverse effect on the results of operations, balance sheet or cash flows of the company.

COMPETITION
Tektronix participates in the highly competitive test, measurement and monitoring industry, competing directly with Agilent Technologies, Inc., TTC/Wavetek, Wandel and Goltermann, Inc., LeCroy Corporation and others for customers. Competition in the company's business is based primarily on product performance, technology, customer service, product availability and price. Some of the company's competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which Tektronix competes. The company faces pricing pressures that have had and may continue to have an adverse impact on the company's earnings. If the company is unable to compete effectively on these and other factors, it could have a material adverse effect on the company's results of operations, balance sheet or cash flows.

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

WORLDWIDE ECONOMIC AND MARKET CONDITIONS
Tektronix currently maintains operations in the U.S., Europe, the Pacific, the Americas and Japan. During the last fiscal year, nearly one-half of the company's revenues were from international sales. In addition, some of the company's manufacturing operations and key suppliers are located in foreign countries. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business abroad, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, disruptions or delays in shipments and changes in other economic conditions. These factors, among others, could influence the company's ability to sell in international markets, as well as its ability to manufacture products or procure supplies. A significant downturn in the global economy could adversely affect the company's results of operations, balance sheet or cash flows.

TRANSITION TO A SMALLER COMPANY
Tektronix is in the process of transitioning from a portfolio of businesses to a company focused solely on the test, measurement and monitoring market. During fiscal year 2000, Tektronix divested itself of two of its three previously existing business divisions, Video and Networking and Color Printing and Imaging. Risks associated with these divestitures and the overall transition include the retention of some potential liabilities and other exposures related to a larger more diversified business, and the ability to successfully implement the strategic direction and restructuring actions announced in fiscal 1999 and 2000, including consolidating duplicative functions and re-sizing the existing cost structure to that of a smaller company. Failure to successfully resolve issues related to this transition in a timely manner could adversely affect the company's future results of operations, balance sheet or cash flows.

COMPARABILITY OF RESULTS
During 1999, the company was subject to the effects of the Asian economic crisis and its impact on the entire global economy, which resulted in lower-than-expected sales, orders, margins and growth for the company in that year. During 2000, the global economy improved resulting in favorable comparisons to 1999. Although management expects continued strong growth through fiscal year 2001, it does not expect growth of the magnitude experienced in 2000 on an on-going basis. These and other factors inherent to the company's business, including the effects of estimates, assumptions and allocations used in the preparation of stand-alone Measurement financial statements on the comparability of reported figures and the reliability of ratios and trends calculated based upon these results make it difficult to predict operating results for future quarters.

INTELLECTUAL PROPERTY RISKS
As a technology-based company, Tektronix' success depends on developing and protecting its intellectual property. Tektronix relies generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of the company's products, however, is generally not patentable in its entirety. Tektronix also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The company cannot be certain that actions the company takes to establish and protect proprietary rights will be adequate. If the company is unable to adequately protect its technology, or if the company is unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on the company's results of operations and financial condition. From time to time in the usual course of business, the company receives notices from third parties regarding intellectual property infringement or takes action against others with regard to intellectual property rights. Even where the company is successful in defending or pursuing such claims, the company may incur significant costs. In the event of a successful claim against the company, Tektronix could lose its rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on the company's business.

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

PART II. OTHER INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The company is exposed to financial market risks, including interest rate, equity price, and foreign currency exchange rate risks.

At August 26, 2000, the company's debt obligations had fixed interest rates. In management's opinion, a 10% change in interest rates would not be material to the company's results of operations, balance sheet or cash flows.

The company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix and other companies. The company has not entered into any hedging programs to mitigate equity price risk. In management's opinion, an adverse change of 20% in the value of these securities would not be material to the company's results of operations, balance sheet or cash flows.

The company is exposed to foreign currency exchange rate risk primarily through transactions and commitments denominated in foreign currencies. The company utilizes natural hedges as well as derivative financial instruments, primarily forward foreign currency exchange contracts, to mitigate this risk. The company's policy is to only enter into derivative transactions when the company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a significant effect on the company's results of operations, balance sheet or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the company's annual meeting of shareholders on September 21, 2000, the shareholders voted on the election of four directors to the company's board of directors. Gerry B. Cameron, Jerome J. Meyer, and Ralph V. Whitworth were elected to serve three-year terms ending at the 2003 annual meeting of shareholders, and Richard H. Wills was elected to serve a one-year term ending at the 2001 annual meeting of shareholders. The voting for each director was as follows: 38,877,480 shares voted for Gerry B. Cameron, and 3,504,103 withheld; 38,803,027 shares voted for Jerome J. Meyer, and 3,578,556 withheld; 38,860,128 shares voted for Ralph V. Whitworth, and 3,521,455 withheld; and 38,881,972 shares voted for Richard H. Wills, and 3,499,611 withheld. The term of office of the company's other directors continued after the 2000 annual meeting of shareholders, as follows: David N. Campbell and Merrill A. McPeak until the 2001 annual meeting of shareholders; and Pauline Lo Alker, A. Gary Ames, Paul C. Ely, Jr., and Frank C. Gill until the 2002 annual meeting of shareholders.

At the meeting, the shareholders also approved the company's 2000 Employee Stock Purchase Plan (the "Plan"). The number of shares voted for approval of the Plan was 42,154,299, the number voted against approval was 102,667, the number abstaining was 124,617 and there were zero (0) broker non-votes. A copy of the Plan is filed herewith as an exhibit.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                   (3)  (ii) Bylaws, as amended.

                  (27)   (i) Financial Data Schedule.

         (b) Reports on Form 8-K

             Tektronix filed a report on Form 8-K on June 28, 2000 with respect to a new shareholder rights agreement (reported under Item 5 of Form 8-K).

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 6, 2000                        TEKTRONIX, INC.



                                       By   COLIN L. SLADE
                                          ------------------------------
                                       Colin Slade

                                       Vice President and

                                       Chief Financial Officer

EXHIBIT INDEX

             Exhibit No.   Exhibit Description
             -----------   -------------------
              (3)  (ii)    Bylaws, as amended.

              (27) (i)     Financial Data Schedule.