Form 10-Q
period 2000-11-25
TEKTRONIX INC
filed 2001-01-05
CIK 96879

=========================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarter ended November 25, 2000, or,


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

Yes ___X___                                                           No ______


AT DECEMBER 23, 2000 THERE WERE 94,587,752 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
-----------------------------------------------------
INDEX
---------

                                                                                             PAGE NO.
                                                                                             --------
PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements:

                   Condensed Consolidated Balance Sheets -                                        2
                     November 25, 2000 and May 27, 2000

                   Condensed Consolidated Statements of Operations -                              3
                     for the Quarter ended November 25, 2000
                     and the Quarter ended November 27, 1999

                     for the Two Quarters ended November 25, 2000
                     and the Two Quarters ended November 27, 1999

                   Condensed Consolidated Statements of Cash Flows -                              4
                     for the Two Quarters ended November 25, 2000
                     and the Two Quarters ended November 27, 1999

                   Notes to Condensed Consolidated Financial Statements                           6

          Item 2.  Management's Discussion and Analysis of Financial                             15
                     Condition and Results of Operations


PART II.  OTHER INFORMATION

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    23
          Item 6.  Exhibits and Reports on Form 8-K                                              23

SIGNATURE                                                                                        24

                        TEKTRONIX, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  Nov. 25,         May 27,
(In thousands)                                                                        2000            2000
----------------------------------------------------------------------------------------------------------
ASSETS
     Current assets:
         Cash and cash equivalents                                              $  317,882      $  683,808
         Short-term investments                                                    481,290          99,897
         Accounts and notes receivable, net                                        203,269         188,987
         Inventories, net                                                          129,124         114,001
         Other current assets                                                       12,092          25,364
                                                                                ----------      ----------
              Total current assets                                               1,143,657       1,112,057

     Property, plant and equipment, net                                            171,928         188,544
     Deferred tax assets, net                                                       29,910          30,928
     Other long-term assets                                                        191,920         203,108
                                                                                ----------      ----------
              Total assets                                                      $1,537,415      $1,534,637
                                                                                ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities:
         Accounts payable and accrued liabilities                               $  213,234      $  221,767
         Accrued compensation                                                       87,752          95,623
         Deferred revenue                                                           13,120          12,329
         Short-term debt                                                               127             505
                                                                                ----------      ----------
              Total current liabilities                                            314,233         330,224

     Long-term debt                                                                146,584         150,369
     Other long-term liabilities                                                    70,673          76,450

     Shareholders' equity:
         Common stock, no par value (authorized 200,000
              shares; issued and outstanding 94,722 at
              November 25, 2000 and 95,083 at May 27, 2000)                        213,373         198,868
         Retained earnings                                                         773,683         753,796
         Accumulated other comprehensive income                                     18,869          24,930
                                                                                ----------      ----------
              Total shareholders' equity                                         1,005,925         977,594
                                                                                ----------      ----------
              Total liabilities and shareholders' equity                        $1,537,415      $1,534,637
                                                                                ==========      ==========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         Quarter ended               Two quarters ended
(In thousands except                              Nov. 25,        Nov. 27,        Nov. 25,        Nov. 27,
per share amounts)                                    2000            1999            2000            1999
----------------------------------------------------------------------------------------------------------
Net sales                                    $     325,143   $     261,271   $     603,334   $     542,018
Cost of sales                                      157,617         141,274         290,846         297,729
                                              --------------- --------------- --------------- ---------------
     Gross profit                                  167,526         119,997         312,488         244,289
Research and development expenses                   39,120          32,736          72,933          70,943
Selling, general and administrative
     expenses                                       78,883          71,459         152,766         143,335
Equity in business ventures' (earnings) loss        (1,226)             25          (1,094)            343
Non-recurring charges, net                            (567)              -            (252)              -
(Gain) loss on sale of the Video and
     Networking division                            (1,456)              -          (1,456)         26,100
                                              --------------- --------------- --------------- ---------------
     Operating income                               52,772          15,777          89,591           3,568
Interest expense                                    (3,126)         (4,710)         (6,483)         (9,212)
Interest income                                     13,284             803          27,534           1,098
Other (expense) income, net                         (6,442)          1,899         (11,953)          2,492
                                              --------------- --------------- --------------- ---------------
     Earnings (loss) before taxes                   56,488          13,769          98,689          (2,054)
Income tax expense (benefit)                        19,771           4,828          34,541             (78)
                                              --------------- --------------- --------------- ---------------
     Net earnings (loss) from
         continuing operations                      36,717           8,941          64,148          (1,976)

Discontinued operations:
     Net earnings from operations
         of Color Printing and Imaging
         division (less applicable income
         tax expense of $0, 3,667, 0,
         and 4,762, respectively.)                       -           6,245               -           8,680
                                              --------------- --------------- --------------- ---------------
     Net earnings                             $     36,717    $     15,186    $     64,148    $      6,704
                                              =============   ==============  =============   =============

Net earnings per share - basic                $       0.39    $       0.16    $       0.68   $        0.07
Net earnings per share - diluted                      0.38            0.16            0.66            0.07

Net earnings (loss) per share from
     continuing operations - basic                    0.39            0.09            0.68           (0.02)
Net earnings (loss) per share from
     continuing operations - diluted                  0.38            0.09            0.66           (0.02)

Net earnings per share from discontinued
     operations - basic and diluted                      -            0.07               -            0.09

Dividends per share                                      -            0.06               -            0.12

Weighted average shares outstanding
     - basic                                        94,646          94,125          95,012          94,010
Weighted average shares outstanding
      - diluted                                     96,499          95,272          96,990          94,936

The accompanying notes are an integral part of these condensed consolidated financial statements.

                        TEKTRONIX, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Two quarters ended
                                                                                  Nov. 25,        Nov. 27,
(In thousands)                                                                        2000            1999
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                                   $    64,148     $     6,704
Adjustments to reconcile net earnings to net cash
     provided by operating activities:
         Earnings from discontinued operations                                           -          (8,680)
         Pre-tax net non-recurring charges                                          (1,056)              -
         (Gain) loss on sale of the Video
              and Networking division                                               (1,456)         26,100
         Depreciation and amortization expense                                      21,995          30,016
         Asset impairments                                                           5,861               -
         Gain on the sale of investments                                                 -            (217)
         Loss (gain) on the disposition of fixed assets                                892          (7,328)
         Bad debt expense                                                            1,653           2,604
         Deferred income taxes                                                      12,519          (3,326)
         Equity in business ventures' (earnings) loss                               (1,094)            343
         Changes in operating assets and liabilities:
              Accounts and notes receivable, net                                   (16,229)         39,738
              Inventories, net                                                     (16,853)        (18,631)
              Other current assets                                                    (810)        (10,308)
              Accounts payable and accrued liabilities                              (5,455)          4,047
              Accrued compensation                                                  (4,199)        (11,721)
              Deferred revenue                                                         791           1,881
              Other, net                                                            (9,757)         (5,200)
                                                                               ------------    ------------
              Net cash provided by operating activities                             50,950          46,022
              Net cash provided by discontinued operations                               -           5,986

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment                                       (14,313)        (22,536)
Net proceeds from the sale of business                                                   -          22,600
Proceeds from the sale of fixed assets                                               4,298          14,848
Proceeds from the sale of investments                                                    -             397
Dividend received from business venture                                              8,451               -
Change in short-term investments                                                  (381,393)              -
                                                                               ------------    ------------
              Net cash (used in) provided by investing activities                 (382,957)         15,309

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt                                                         (378)        (36,123)
Repayment of long-term debt                                                         (3,785)           (126)
Issuance of common stock                                                            18,160          12,889
Repurchase of common stock                                                         (47,916)        (14,573)
Dividends                                                                                -         (11,271)
                                                                               ------------    ------------
              Net cash used in financing activities                                (33,919)        (49,204)
                                                                               ------------    ------------
Net (decrease) increase in cash and cash equivalents                              (365,926)         18,113
Cash and cash equivalents at beginning of period                                   683,808          39,747
                                                                               ------------    ------------
Cash and cash equivalents at end of period                                     $   317,882     $    57,860
                                                                               ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid - net                                                        $    15,658     $     3,999
Interest paid                                                                        5,741           9,554

NON-CASH INVESTING ACTIVITIES
Note receivable for sale of Video and Networking assets                                  -          22,500
Common stock of Grass Valley Group Inc. for sale of Video
     and Networking assets                                                               -           6,300


The accompanying notes are an integral part of these condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
The condensed consolidated financial statements and notes thereto have been prepared by the company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's annual report on Form 10-K for the year ended May 27, 2000. Where necessary, certain adjustments have been made to prior period amounts to conform to current period presentation. All share and per share amounts have been restated to reflect a two-for-one stock split effective October 31, 2000. The company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2001 and 2000 consist of 52 weeks.

2.  SALE OF COLOR PRINTING AND IMAGING
On January 1, 2000, the company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation (Xerox). The purchase price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During the third quarter of fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs.

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


                                                                                                       Two
                                                                         Quarter ended      quarters ended
(In thousands except per share amounts)                                  Nov. 27, 1999       Nov. 27, 1999
----------------------------------------------------------------------------------------------------------
Net sales                                                               $      189,753       $     345,157
                                                                        ---------------       -------------
Earnings before taxes                                                            9,912              13,442
Income tax expense                                                               3,667               4,762
                                                                        ---------------       -------------
Net earnings from discontinued operations                               $        6,245       $       8,680
                                                                        ===============      ==============
Net earnings per share from discontinued
operations - basic and diluted                                          $         0.07       $        0.09
                                                                        ===============      ==============

3.  SALE OF VIDEO AND NETWORKING
On August 9, 1999, the company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to Grass Valley Group Inc. (GVG). During the first quarter of fiscal year 2000, Tektronix recorded pre-tax charges of $26.1 million for losses expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of assets to be transferred over the proceeds received, as well as asset impairments incurred as a result of the sale. The companies closed the transaction on September 24, 1999. Tektronix received cash of $23.7 million, before transaction costs of $1.1 million, a note receivable of $22.5 million, and a 10% equity interest in GVG, which was recorded in Other long-term assets and accounted for under the cost method. Management concluded that the sale of the Video and Networking division did not meet the criteria to be recorded as a discontinued operation in accordance with APB Opinion No. 30, as the VideoTele.com business, a portion of the division, was retained by the company.

On February 25, 2000, Tektronix and GVG entered into a subsequent agreement. Under this agreement, the company sold to GVG, unbilled revenue on systems contracts in progress that were not a part of the original transaction. As consideration for the assets sold, the note receivable was amended to increase the principal balance and decrease the stated interest rate from 8% to 7%. In addition, a note receivable was recorded for the sale of certain trade receivables that were also excluded from the original transaction. Charges of $5.5 million were incurred in conjunction with the subsequent agreement and were recorded in (Gain) loss on sale of the Video and Networking division on the Condensed Consolidated Statements of Operations during the third quarter of fiscal year 2000. In addition, on May 25, 2000, Tektronix sold its 10% equity interest in GVG to the majority shareholder of that company and received $6.5 million in cash, which approximated book value.

During the second quarter of fiscal year 2001, the company resolved certain outstanding contingencies related to sale of the Video and Networking division. These resolved items resulted in a net credit of $1.4 million, which is included in (Gain) loss on sale of the Video and Networking division on the Condensed Consolidated Statements of Operations.

4.  REPURCHASE OF COMMON STOCK
On March 15, 2000, the Board of Directors approved a program to purchase up to $545.0 million of the company's common stock on the open market or through negotiated transactions. During the first two quarters of fiscal year 2001, the company repurchased a total of 1.6 million shares for $47.9 million, under this program. The company has repurchased a total of 3.0 million shares at an average price of $27.99 per share totaling $83.0 million, under the program as of November 25, 2000. The share amounts above have been restated to reflect the two-for-one stock split effective October 31, 2000.

5.  NON-RECURRING CHARGES, NET
In the third quarter of fiscal year 2000, the company announced and began to implement a series of actions (the 2000 plan) intended to further consolidate worldwide operations and transition the company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring. Major actions under the 2000 plan include the exit from and consolidation within underutilized facilities, including the write-off of assets that will be abandoned in conjunction with this action, the write-off and disposal of certain excess service and other inventories and focused headcount reductions to streamline the cost structure to that of a smaller focused Measurement business and to eliminate duplicative functions within the company's infrastructure. The company recorded pre-tax non-recurring charges of $64.8 million to account for these actions, including $19.1 million for the impairment of assets, $16.8 million for lease cancellation fees and future payments on exited leased facilities and volume-based contracts, $15.5 million for the write-off and disposal of excess inventories and $13.4 million for severance worldwide.

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

Total pre-tax net non-recurring credits on the Condensed Consolidated Statements of Operations totaled $0.3 million for the two quarters ended November 25, 2000. The net credits of $0.3 million consisted of a $2.3 million loss on sale of assets and $2.5 million of adjustments to the existing restructuring plans, offset by restructuring reserve reversals of $5.1 million. An expanded discussion of restructuring reserve activity is included below.

Under the 2000 plan, certain assets and related employee severance costs of Maxtek Components Corporation (Maxtek), a wholly-owned subsidiary of Tektronix, were included in the restructuring reserve as it was anticipated that they would be eliminated through closure. As the opportunity to dispose of these assets through sale subsequently arose, and was determined by management to be more beneficial to the company, the related reserves were deemed no longer necessary, resulting in reversals of accrued compensation of $1.6 million and payables and other liabilities reserve of $0.2 million. The sale of these assets resulted in a non-recurring pre-tax loss on sale of assets of $2.3 million.

The pre-tax charges incurred and related actions taken under the 1999 and 2000 plans affected the company's financial position in the following manner:



                                                 Equipment        Payables
                                                 and other       and other                        Accrued
(In thousands)                                      assets     liabilities      Inventories  compensation
---------------------------------------------------------------------------------------------------------
1999 plan charges                            $      18,200   $     19,894    $      27,760   $     54,680
Fiscal year 1999 activity:
     Cash paid out                                       -         (7,415)               -        (20,844)
     Non-cash disposals or write-offs              (17,055)             -          (27,070)             -
     Adjustments to plan                              (455)         4,049             (690)         2,244
                                             -------------   ------------    -------------   ------------
Balance May 29, 1999                         $         690   $     16,528    $           -   $     36,080
                                             -------------   ------------    -------------   ------------
Fiscal year 2000 activity:
     2000 plan charges                       $      19,142   $     16,787    $      15,460   $     13,362
     Adjustments to plan                               361              -                -           (405)
     Reversal of excess charges                          -           (600)               -        (14,799)
     Cash paid out                                       -        (13,765)               -        (22,893)
     Non-cash disposals or write-offs              (20,193)             -          (15,460)             -
                                             -------------   ------------    -------------   ------------
Balance May 27, 2000                         $           -   $     18,950    $           -   $     11,345
                                             -------------   ------------    -------------   ------------
Fiscal year 2001 activity:
     Adjustments to plan                     $       2,018   $          -    $           -   $        543
     Reversal of excess charges                          -           (929)               -         (4,178)
     Cash paid out                                       -         (3,195)               -         (2,837)
     Non-cash disposals or write-offs               (2,018)             -                -              -
                                             -------------   ------------    -------------   ------------
Balance November 25, 2000                    $           -   $     14,826    $           -   $      4,873
                                             =============   ============    =============   ============


During the first two quarters of fiscal year 2001 the equipment and other assets reserve was increased approximately $2.0 million and the accrued compensation reserve was increased approximately $0.5 million. The increase of $2.0 million to the equipment and other assets reserve was primarily to provide for additional estimated impairment costs related to assets previously included in the restructuring plan. The increase of $0.5 million to the accrued compensation reserve was attributable to the subsequent clarification and amendment of an employment agreement.

During the first two quarters of fiscal year 2001, $0.9 million and $4.2 million of previously accrued amounts were reversed from the payables and other liabilities reserve and the accrued compensation reserve, respectively. The reversal of $0.9 million of the payables and other liabilities reserve was primarily attributable to certain obligations which were assumed by a third party, thereby relieving the company of its obligation. The reversal of $4.2 million of accrued compensation resulted from severance reversals of $2.6 million for 82 individuals who either left the company voluntarily or were re-assigned to future-benefiting operations and $1.6 million of severance related to individuals associated with the assets sold by Maxtek discussed above.

Including current and prior period adjustments and reversals, headcount reduction under the 1999 plan totaled 1,302 employees. As of November 25, 2000, severance of approximately $41.3 million has been paid to 1,293 of these employees, with the remaining 9 employees to be paid severance of approximately $0.2 million under contract through 2002. Under the 2000 plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 218 employees. As of November 25, 2000, severance of approximately $5.3 million has been paid to 76 of these employees, with the remaining 142 employees to be paid severance of approximately $4.7 million through 2002.

6.  EARNINGS PER SHARE


                                                        Quarter ended                Two quarters ended
(In thousands except                              Nov. 25,        Nov. 27,        Nov. 25,        Nov. 27,
per share amounts)                                    2000            1999            2000            1999
----------------------------------------------------------------------------------------------------------
Net earnings                                 $      36,717   $      15,186   $      64,148   $       6,704
                                              =============   ==============  =============   =============
Weighted average shares used for
     basic earnings per share                       94,646          94,125          95,012          94,010
Effect of dilutive stock options                     1,853           1,147           1,978             926
                                              --------------- --------------- --------------- ------------
Weighted average shares used for
     dilutive earnings per share                    96,499          95,272          96,990          94,936
                                              =============   ==============  =============   =============
Basic net earnings per share                 $        0.39   $        0.16   $        0.68   $        0.07
Diluted net earnings per share               $        0.38   $        0.16   $        0.66   $        0.07


All share and per share amounts have been restated to reflect a two-for-one stock split effective October 31, 2000. Options to purchase an additional 177,250 and 1,252,400 shares of common stock were outstanding at November 25, 2000 and November 27, 1999, respectively, but were not included in the computation of diluted net earnings (loss) per share because their effect would be antidilutive.

7.  SHORT-TERM INVESTMENTS
Short-term investments include investments with maturities of greater than three months and less than one year from the date of purchase. Short-term investments held at November 25, 2000 and May 27, 2000 consisted of:


                                                                                 Nov. 25,          May 27,
(In thousands)                                                                      2000              2000
----------------------------------------------------------------------------------------------------------
Commercial paper                                                             $     246,901   $      29,353
Corporate notes and bonds                                                          145,454          52,977
Asset backed securities                                                             74,414           7,486
Certificates of deposit                                                             10,441          10,081
Federal agency bonds and notes                                                       4,080               -
                                                                              ------------    ------------
Short-term investments                                                       $     481,290   $      99,897
                                                                             =============   =============

8.  ACCOUNTS AND NOTES RECEIVABLE
Accounts and notes receivable consisted of:

                                                                                  Nov. 25,         May 27,
(In thousands)                                                                       2000             2000
----------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                    $     180,167   $     167,677
Notes receivable, current portion                                                   10,909          13,865
Other receivables                                                                   16,223          12,354
Allowance for doubtful accounts                                                     (4,030)         (4,909)
                                                                             -------------   -------------
Accounts and notes receivable, net                                           $     203,269   $     188,987
                                                                             =============   =============

Notes receivable, current portion at November 25, 2000 and May 27, 2000 included the current portion of notes and interest receivable due from GVG received as consideration for the sale of Video and Networking division assets. Other receivables was comprised of miscellaneous non-trade receivables.

9.  INVENTORIES
Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The company periodically reviews its inventory for obsolete or slow-moving items. Inventories and related reserves consisted of:


                                                                                  Nov. 25,         May 27,
(In thousands)                                                                        2000            2000
-----------------------------------------------------------------------------------------------------------
Materials and work in process                                                $      66,876   $      63,580
Finished goods                                                                      80,514          65,601
Inventory reserves                                                                 (18,266)        (15,180)
                                                                             -------------   -------------
Inventories, net                                                             $     129,124   $     114,001
                                                                             =============   =============


10.  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of:


                                                                                  Nov. 25,         May 27,
(In thousands)                                                                        2000            2000
----------------------------------------------------------------------------------------------------------
Land                                                                         $       1,656   $       1,656
Buildings                                                                          152,657         154,466
Machinery and equipment                                                            262,893         274,251
Accumulated depreciation and amortization                                         (245,278)       (241,829)
                                                                             -------------   -------------
Property, plant and equipment, net                                           $     171,928   $     188,544
                                                                             =============   =============

11.  INVESTMENTS IN MARKETABLE EQUITY SECURITIES
Investments in marketable equity securities are classified as available-for-sale and reported at fair market value on the Condensed Consolidated Balance Sheets as Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.


                                                                                  Nov. 25,        May 27,
(In thousands)                                                                        2000           2000
----------------------------------------------------------------------------------------------------------
Unamortized cost basis of marketable equity securities                       $       4,191   $      6,704
Gross unrealized holding gains                                                       8,978          9,991
Gross unrealized holding losses                                                          -         (1,707)
                                                                             --------------  ------------
Fair value of marketable equity securities                                   $      13,169   $     14,988
                                                                             =============   ============


12.  COMPREHENSIVE INCOME
Comprehensive income and its components, net of tax, are as follows:


                                                         Quarter ended               Two quarters ended
                                                  Nov. 25,        Nov. 27,        Nov. 25,        Nov. 27,
(In thousands)                                        2000            1999            2000            1999
----------------------------------------------------------------------------------------------------------
Net earnings                                  $    36,717   $      15,186   $      64,148   $       6,704
Other comprehensive income:
     Currency translation adjustment, net of
         taxes of $(2,775), 3,471, (4,318)
         and 3,438, respectively                   (4,163)          5,207          (6,478)          5,157
     Unrealized gain (loss) on available-for-
         sale securities, net of taxes of
         $(9,600), (40), 305
         and (185), respectively                  (14,435)            (60)            417            (277)
     Reclassification adjustment for
         realized losses, net of taxes of
         $0, 240, 0 and 248, respectively               -             360               -             371
                                              ------------  -------------   -------------   -------------
Total comprehensive income                    $    18,119   $      20,693   $      58,087   $      11,955
                                              ===========   =============   =============   =============

Accumulated other comprehensive income consisted of the following:


                                                                           Unrealized
                                                                        holding gains          Accumulated
                                                         Foreign          (losses) on                other
                                                        currency       available-for-        comprehensive
(In thousands)                                       translation      sale securities               income
----------------------------------------------------------------------------------------------------------
Balance as of May 27, 2000                          $     19,956        $      4,974         $      24,930
Q1 activity                                               (2,315)             14,852                12,537
                                                    ------------        -------------        -------------
Balance as of Aug. 26, 2000                               17,641              19,826                37,467
Q2 activity                                               (4,163)            (14,435)              (18,598)
                                                    ------------        -------------        -------------
Balance as of Nov. 25, 2000                         $     13,478        $      5,391         $      18,869
                                                    ============        ============         =============

13.  BUSINESS SEGMENTS
Historically, the company was organized based on the products and services that it offered. Under this organizational structure, the company operated in three main segments: Measurement, Color Printing and Imaging, and Video and Networking. The Color Printing and Imaging division was accounted for as a discontinued operation and as such the results of operations and the financial position of the division were not presented to management for decision-making purposes and are not included in the table below. The company now operates as a single segment - Measurement. Measurement revenue is derived principally through the development and marketing of a range of products including: oscilloscopes; logic analyzers; communications test equipment including products for network monitoring and protocol test, broadband transmission test and mobile production test; video test equipment; and accessories. Revenue is also derived from providing support services for products sold worldwide.

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



                                                         Quarter ended               Two quarters ended
                                                  Nov. 25,        Nov. 27,        Nov. 25,        Nov. 27,
(In thousands)                                        2000            1999            2000            1999
----------------------------------------------------------------------------------------------------------
Net sales to external customers by division:

Measurement                                  $     325,143   $     253,325   $     603,334   $     481,359
Video and Networking                                     -           7,946               -          60,659
                                              --------------- --------------- --------------- ------------
     Net sales                               $     325,143   $     261,271   $     603,334   $     542,018
                                              --------------- --------------- --------------- ------------

Consolidated net sales to external customers by region:

United States                                $     176,407   $     140,484   $     317,573   $     287,695
Europe                                              61,180          65,133         119,854         137,481
Pacific                                             45,473          29,399          78,002          57,924
Japan                                               23,851          14,746          48,990          35,547
Americas                                            18,232          11,509          38,915          23,371
                                              --------------- --------------- --------------- ------------
     Net sales                               $     325,143   $     261,271   $     603,334   $     542,018
                                              --------------- --------------- --------------- ------------

Measurement net sales to external customers by region:

United States                                $     176,407   $     134,898   $     317,573   $     253,681
Europe                                              61,180          63,259         119,854         119,526
Pacific                                             45,473          29,197          78,002          52,853
Japan                                               23,851          14,587          48,990          34,014
Americas                                            18,232          11,384          38,915          21,285
                                              --------------- --------------- --------------- ------------
     Net sales                               $     325,143   $     253,325   $     603,334   $     481,359
                                              --------------- --------------- --------------- ------------





Operating income (loss):
Measurement                                  $      49,945   $      26,352   $      87,079   $      48,691
Video and Networking                                     -         (10,710)              -         (19,013)
Gain (loss) on sale of
     Video and Networking division                   1,456               -           1,456         (26,100)
Non-recurring charges                                1,371               -           1,056               -
All other                                                -             135               -             (10)
                                              --------------- --------------- --------------- -------------
     Operating income                        $      52,772   $      15,777   $      89,591   $       3,568
                                              --------------- --------------- --------------- -------------


14.  RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management is in the process of determining the impact of adoption on the company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the company's fourth quarter of fiscal year 2001. Management has completed an evaluation of the effects of this bulletin and does not believe that it will have a material effect on the company's consolidated financial statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

GENERAL
Tektronix, Inc. (Tektronix or the company) historically operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking, as well as in five major geographies: the United States; Europe; the Americas, including Mexico, Canada and South America; the Pacific, excluding Japan; and Japan. During fiscal year 2000, the company sold the Color Printing and Imaging and Video and Networking divisions and now operates as a focused test, measurement and monitoring company, providing measurement solutions to customers in many industries, including computers, telecommunications and semiconductors. For additional information on these fiscal year 2000 divestitures, see the Sale of Color Printing and Imaging and the Sale of Video and Networking footnotes included in the Notes to the Condensed Consolidated Financial Statements for the quarter ended November 25, 2000.

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

NON-RECURRING CHARGES, NET
Total pre-tax net non-recurring credits on the Condensed Consolidated Statements of Operations totaled $0.3 million for the two quarters ended November 25, 2000. The net credits of $0.3 million consisted of a $2.3 million loss on sale of assets and $2.5 million of adjustments to the existing restructuring plans, offset by restructuring reserve reversals of $5.1 million. An expanded discussion of restructuring reserve activity is included below.

Under the 2000 plan, certain assets and related employee severance costs of Maxtek Components Corporation (Maxtek), a wholly-owned subsidiary of Tektronix, were included in the restructuring reserve as it was anticipated that they would be eliminated through closure. As the opportunity to dispose of these assets through sale subsequently arose, and was determined by management to be more beneficial to the company, the related reserves were deemed no longer necessary resulting in reversals of accrued compensation of $1.6 million and payables and other liabilities reserve of $0.2 million. The sale of these assets resulted in a non-recurring pre-tax loss on sale of assets of $2.3 million.

During the first two quarters of fiscal year 2001 the equipment and other assets reserve was increased approximately $2.0 million and the accrued compensation reserve was increased approximately $0.5 million. The increase of $2.0 million to the equipment and other assets reserve was primarily to provide for additional estimated impairment costs related to assets previously included in the restructuring plan. The increase of $0.5 million to the accrued compensation reserve was attributable to the subsequent clarification and amendment of an employment agreement.

During the first two quarters of fiscal year 2001, $0.9 million and $4.2 million of previously accrued amounts were reversed from the payables and other liabilities reserve and the accrued compensation reserve, respectively. The reversal of $0.9 million of the payables and other liabilities reserve was primarily attributable to certain obligations which were assumed by a third party, thereby relieving the company of its obligation. The reversal of $4.2 million of accrued compensation resulted from severance reversals of $2.6 million for 82 individuals who either left the company voluntarily or were re-assigned to future-benefiting operations and $1.6 million of severance related to individuals associated with the assets sold by Maxtek discussed above.

Including current and prior period adjustments and reversals, headcount reduction under the 1999 plan totaled 1,302 employees. As of November 25, 2000, severance of approximately $41.3 million has been paid to 1,293 of these employees, with the remaining 9 employees to be paid severance of approximately $0.2 million under contract through 2002. Under the 2000 plan, headcount reductions net of current and prior period adjustments and reversals, totaled 218 employees. As of November 25, 2000, severance of approximately $5.3 million has been paid to 76 of these employees, with the remaining 142 employees to be paid severance of approximately $4.7 million through 2002.


                              RESULTS OF OPERATIONS
Consolidated net earnings for the quarter and two quarters ended November 25, 2000, were $36.7 million and $64.1 million, respectively, as compared with net earnings of $15.2 million and $6.7 million, for the quarter and two quarters ended November 27, 1999, respectively. Included in consolidated net earnings for the quarter and two quarters ended November 27, 1999, were net earnings from discontinued operations related to the Color Printing and Imaging division of $6.2 million and $8.7 million, respectively.

NET EARNINGS FROM CONTINUING OPERATIONS
Net earnings from continuing operations were $36.7 million or $0.38 per diluted share for the second quarter of fiscal year 2001. For the same quarter ended a year ago, net earnings from continuing operations were $8.9 million or $0.09 per diluted share.

Net earnings from continuing operations were $64.1 million or $0.66 per diluted share for the two quarters ended November 25, 2000, as compared with net losses of $2.0 million or $0.02 per diluted share for the same period in fiscal year 2000. Excluding the $26.1 million loss on the sale of the Video and Networking division, the company would have had net earnings from continuing operations of $15.0 million or $0.16 per diluted share for the two quarters ended November 27, 1999.

NET SALES
Consolidated net sales of $325.1 million for the second quarter of fiscal year 2001, increased $63.8 million from consolidated net sales of $261.3 million for the second quarter of fiscal year 2000. Consolidated net sales were $603.3 million for the first two quarters of fiscal year 2001, as compared with net sales of $542.0 million for the first two quarters of fiscal year 2000.

Second quarter fiscal year 2001 Measurement net sales of $325.1 million increased $71.8 million or 28% from Measurement net sales of $253.3 million for the second quarter of fiscal year 2000, with the largest increases in the United States and the Pacific. Net sales in these regions increased $41.5 million or 31% and $16.3 million or 56%, respectively. Net sales for the first two quarters of fiscal year 2001 were $603.3 million, an increase of $121.9 million or 25% from Measurement net sales of $481.4 million during the first two quarters of fiscal year 2000. The largest increases in net sales, by region, were realized in the United States and the Pacific regions with increases of $63.9 million or 25% and $25.1 million or 48%, respectively.

Consolidated and Measurement net sales growth was realized in all geographies except Europe, which decreased slightly, due primarily to the unfavorable impact of the decline in the value of the Euro. Increases in all other geographies were primarily attributable to continued strength in the company's strategic markets (communications, computer, and internet enabled technologies) and positive acceptance of both previously existing and newly introduced products. Additionally, the Pacific region was favorably impacted by continuing recovery from the economic downturn which affected prior year comparative period results.

ORDERS
Consolidated second quarter fiscal year 2001 orders of $317.2 million increased $75.6 million or 31% from consolidated orders of $241.6 million for the second quarter of fiscal year 2000. Consolidated orders for the two quarters ended November 25, 2000 were $624.1 million, an increase of $99.8 million or 19% from consolidated orders of $524.3 million for the two quarters ended November 27, 1999.

Measurement orders of $317.2 million for the second quarter of fiscal year 2001, grew $75.6 million or 31% from orders of $241.6 million in the same quarter in the prior year. Growth occurred in all geographies with the largest increases in the United States and the Pacific which grew $47.0 million or 38% and $11.5 million or 34%, respectively, over the prior year comparable period. Measurement orders of $624.1 million for the first two quarters of fiscal year 2001, grew $138.8 million or 29% from Measurement orders of $485.3 million for the first two quarters of fiscal year 2000. Growth was realized in all geographies, with the largest increases in the United States and the Pacific, which grew $81.7 million or 33% and $27.3 million or 44%, respectively, over the prior year comparable period. Consolidated and Measurement orders growth was realized in all geographies and was the result of continued strong demand for existing products and customer acceptance of new products. Management of the company expects orders growth to moderate during the second half of the fiscal year.

GROSS PROFIT
Consolidated gross profit was $167.5 million for the second quarter of fiscal year 2001, an increase of $47.5 million from $120.0 million for the comparable period in fiscal year 2000. Gross margins for the same periods increased to 51.5% from 45.9%, respectively. Consolidated gross profit was $312.5 million for the first two quarters of fiscal year 2001, an increase of $68.2 million from $244.3 million for the comparable period in fiscal year 2000. Gross margins for the same periods increased to 51.8% from 45.1%, respectively. The increase in consolidated gross profit is partly attributable to increased volume as consolidated sales increased to $603.3 million for the first two quarters of fiscal year 2001 from $542.0 million during the first two quarters of fiscal year 2000. The remaining increase in gross profit was attributable to higher gross margin as the prior year comparable period included sales of the Video and Networking division, which had substantially lower average gross margins.

Measurement gross profit was $167.5 million for the second quarter of fiscal year 2001, an increase of $44.7 million from $122.8 million for the prior year comparable period. Gross margins increased to 51.5% from 48.5% for the same periods. Measurement gross profit was $312.5 million for the first two quarters of fiscal year 2001, an increase of $79.7 million from $232.8 million for the first two quarters of fiscal year 2000. Gross margin increased to 51.8% for the first two quarters of fiscal year 2001 from 48.4% for the prior year comparable period.

Growth in Measurement gross profit primarily resulted from a $121.9 million increase in Measurement sales in the first two quarters of fiscal year 2001 as compared with the first two quarters of fiscal year 2000. The increase in Measurement gross margin over the time period was primarily attributable to a strong mix of Measurement products, many of which were introduced in fiscal year 2000. Management of the company does not currently anticipate that these increased margin levels will be fully sustainable for the remainder of fiscal year 2001.

OPERATING EXPENSES
Consolidated operating expenses were $114.8 million and $222.9 million, for the quarter and two quarters ended November 25, 2000, respectively, as compared with $104.2 million and $240.7 million for the quarter and two quarters ended November 27, 1999, respectively. Operating expenses for the two quarters ended November 27, 1999, included the $26.1 million loss on the sale of the Video and Networking division as well as the general operating expenses for that division.

Measurement operating expenses were $114.8 million and $222.9 million for the quarter and two quarters ended November 25, 2000, respectively, increases of $18.4 million and $38.8 million, respectively, from Measurement operating expenses of $96.4 million and $184.1 million for the quarter and two quarters ended November 27, 1999, respectively.

Measurement research and development expenses were $39.1 million for the second quarter of fiscal year 2001 and $72.9 million for the first two quarters of the current year, increases of $8.6 million and $15.1 million, respectively, from research and development expenses of $30.5 million and $57.8 million for the same periods in the prior year. As a percentage of sales, measurement research and development expenses have remained relatively constant at 12% in all periods.

Measurement selling, general and administrative expenses were $78.9 million or 24% of net sales for the second quarter of fiscal year 2001 and $152.8 million or 25% of net sales for the first two quarters of fiscal year 2001, as compared with $65.9 million or 26% of net sales for the second quarter of the prior year and $125.9 million or 26% of net sales for the first two quarters of that year. The increase in expenses is primarily attributable to the support of higher sales volume in the current fiscal year and increased infrastructure associated with operating a standalone test, measurement and monitoring company. The decrease in Measurement selling, general and administrative expenses as a percentage of sales from 26% for the second quarter of fiscal year 2000 to 24% for the second quarter of fiscal year 2001 was attributable to the strong sales performance experienced during the current quarter.

NON-OPERATING INCOME AND EXPENSE
Interest income was $13.3 million for the second quarter of fiscal year 2001 as compared with $0.8 million in the same quarter ended a year ago. Year-to-date second quarter fiscal year 2001 interest income was $27.5 million as compared with $1.1 million for the same period in the prior year. The increase in interest income is primarily the result of interest earned on a portion of the proceeds from the sale of the Color Printing and Imaging division held as cash and cash equivalents and short-term investments. The company held cash and cash equivalents and short-term investments of $317.9 million and $481.3 million, respectively, at November 25, 2000. The balance of cash and cash equivalents was $57.9 million and the company held no short-term investments at November 27, 1999. Interest expense was $3.1 million and $6.5 million for the quarter and two quarters ended November 25, 2000, respectively, as compared with $4.7 million and $9.2 million for the same periods a year ago. The decrease can be attributed to the reduction in the balance of short-term debt.

Other income (expense), net was $6.4 million and $12.0 million of expense for the quarter and two quarters ended November 25, 2000, respectively, as compared with $1.9 million and $2.5 million of income for the comparable periods in the prior year. The change was primarily attributable to the other than temporary impairment of certain investments and other assets.

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
At November 25, 2000, the company's working capital was $829.4 million, an increase of $47.6 million from the end of fiscal year 2000 due mainly to $51.0 million cash provided by operations. Current assets increased $31.6 million during the first two quarters of fiscal year 2001, while current liabilities decreased $16.0 million over the same period.

At November 25, 2000, the company held $799.2 million in cash and cash equivalents and short-term investments, as well as bank credit facilities totaling $272.3 million, of which $267.4 million was unused. Unused facilities included $117.4 million in miscellaneous lines of credit and $150.0 million under revolving credit agreements with United States and foreign banks.

Cash and cash equivalents decreased $365.9 million from year-end due mainly to the investment of an additional $381.4 million in short-term instruments over year-end and the repurchase of approximately 1.6 million shares of the company's common stock for $47.9 million during the first two quarters of fiscal year 2001, offset by approximately $51.0 million of cash provided by operations.
The share amount above has been restated to reflect the two-for-one stock split effective October 31, 2000.

Net property, plant and equipment decreased $16.6 million to $171.9 million at the end of the second quarter of fiscal year 2001. The decrease was due mainly to $9.7 million of net disposals and $19.9 million in depreciation expense for the first two quarters of fiscal year 2001. These decreases were offset by approximately $14.3 million in capital expenditures during the same period.

Cash flows from operating activities and borrowing capacity are expected to be sufficient to fund operations and capital expenditures through May 2002.

                        RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management is in the process of determining the impact of adoption on the company's consolidated financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the company's fourth quarter of fiscal year 2001. Management has completed an evaluation of the effects of this bulletin and does not believe that it will have a material effect on the company's consolidated financial statements.

                           FORWARD-LOOKING STATEMENTS
Statements and information included in this report that relate to future results and events (including new products) are based on the company's current expectations. Words such as "may," "could," "expects," "believes," "forecasts," "plans," "estimates," "intends" and "anticipates" constitute forward-looking statements subject to a number of risk factors, assumptions and uncertainties that could cause actual results to differ materially from those currently expected or desired. These risks are related to, but are not limited to, timely delivery of competitive products, competition, supplier risks, worldwide economic and market conditions, the transition to a smaller company, comparability of results, intellectual property risks, environmental risks and other risk factors listed here and from time-to-time in the company's filings with the Securities and Exchange Commission and press releases.

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

COMPETITION
Tektronix participates in the highly competitive test, measurement and monitoring industry, competing directly with Agilent Technologies, Inc., Acterna Corporation, LeCroy Corporation and others for customers. Competition in the company's business is based primarily on product performance, technology, customer service, product availability and price. Some of the company's competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which Tektronix competes. The company faces pricing pressures that have had and may continue to have an adverse impact on the company's earnings. If the company is unable to compete effectively on these and other factors, it could have a material adverse effect on the company's results of operations, balance sheet or cash flows.

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

WORLDWIDE ECONOMIC AND MARKET CONDITIONS
Tektronix currently maintains operations in the U.S., Europe, the Pacific, the Americas and Japan. During the last fiscal year, nearly one-half of the company's revenues were from international sales. In addition, some of the company's manufacturing operations and key suppliers are located in foreign countries. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business abroad, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, disruptions or delays in shipments and changes in other economic conditions. These factors, among others, could influence the company's ability to sell in international markets, as well as its ability to manufacture products or procure supplies. A significant downturn in the global economy or in the communications, internet, semiconductor, computer and electronic markets into which the company's customers sell their products could affect customer buying decisions. This could adversely affect the company's results of operations, balance sheet or cash flows. As a portion of the company's costs are fixed in nature, a future reduction in revenue could disproportionately affect operating results in a quarter.

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

COMPARABILITY OF RESULTS
During 1999, the company was subject to the effects of the Asian economic crisis and its impact on the entire global economy, which resulted in lower-than-expected sales, orders, margins and growth for the company in that year. During 2000, the global economy improved resulting in favorable comparisons to 1999. Although management expects continued strong growth through fiscal year 2001, it does not expect growth rates of the magnitude experienced in 2000 on an on-going basis. These and other factors inherent to the company's business, including the effects of estimates, assumptions and allocations used in the preparation of stand-alone Measurement financial statements on the comparability of reported figures and the reliability of ratios and trends calculated based upon these results make it difficult to predict operating results for future quarters.

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

The company maintains a short-term investment portfolio consisting primarily of fixed rate commercial paper, corporate notes and bonds, and asset backed securities with maturities less than one year. An increase in interest rates would decrease the value of certain of these investments. However, a 10% increase in interest rates would not have a material impact on the company's results of operations, balance sheet or cash flows as the company has the ability to hold these fixed rate investments until maturity.

At November 25, 2000, the company's debt obligations had fixed interest rates. In management's opinion, a 10% change in interest rates would not be material to the company's results of operations, balance sheet or cash flows.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits: None

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 5,  2001                            TEKTRONIX, INC.

                                            By  COLIN L. SLADE
                                              ---------------------------
                                            Colin L. Slade
                                            Vice President and
                                            Chief Financial Officer