Form 10-Q
period 2001-02-24
TEKTRONIX INC
filed 2001-04-09
CIK 96879

Use these links to rapidly review the document
TEKTRONIX, INC. AND SUBSIDIARIES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended February 24, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-4837

TEKTRONIX, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0343990 (IRS Employer Identification No.)
14200 SW KARL BRAUN DRIVE BEAVERTON, OREGON (Address of principal executive offices)	97077 (zip code)

(503) 627-7111
(Registrant's telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    AT MARCH 24, 2001 THERE WERE 93,773,004 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES

INDEX

PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets (Unaudited)— February 24, 2001 and May 27, 2000	2
Condensed Consolidated Statements of Operations (Unaudited)— for the Quarter ended February 24, 2001 and the Quarter ended February 26, 2000 for the Three Quarters ended February 24, 2001 and the Three Quarters ended February 26, 2000	3
Condensed Consolidated Statements of Cash Flows (Unaudited)— for the Three Quarters ended February 24, 2001 and the Three Quarters ended February 26, 2000	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K	26
SIGNATURE	27

TEKTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Feb. 24, 2001	May 27, 2000
ASSETS
Current assets:
Cash and cash equivalents	$493,596	$683,808
Short-term investments	315,544	99,897
Trade accounts receivable, net of allowance for doubtful accounts of $4,716 and 4,909, respectively	184,467	162,768
Inventories	137,455	114,001
Other current assets	42,442	51,583

Total current assets	1,173,504	1,112,057
Property, plant and equipment, net	173,301	188,544
Deferred tax assets, net	31,540	30,928
Other long-term assets	188,349	203,108

Total assets	$1,566,694	$1,534,637

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$213,752	$221,767
Accrued compensation	90,157	95,623
Deferred revenue	15,007	12,329
Other current liabilities	6,995	505

Total current liabilities	325,911	330,224
Long-term debt	131,133	150,369
Other long-term liabilities	69,418	76,450
Shareholders' equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 94,785 at February 24, 2001 and 95,083 at May 27, 2000)	218,043	198,868
Retained earnings	807,021	753,796
Accumulated other comprehensive income	15,168	24,930

Total shareholders' equity	1,040,232	977,594

Total liabilities and shareholders' equity	$1,566,694	$1,534,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended		Three quarters ended
	Feb. 24, 2001	Feb. 26, 2000	Feb. 24, 2001	Feb. 26, 2000
Net sales	$326,854	$277,044	$930,188	$819,062
Cost of sales	158,492	153,601	449,338	451,330

Gross profit	168,362	123,443	480,850	367,732
Research and development expenses	40,823	30,412	113,756	101,355
Selling, general and administrative expenses	81,235	81,938	234,001	225,273
Equity in business ventures' loss (earnings)	148	356	(946)	699
Non-recurring (credits) charges, net	(9,104)	36,617	(9,356)	36,617
Loss (gain) on sale of the Video and Networking division	—	5,513	(1,456)	31,613

Operating income (loss)	55,260	(31,393)	144,851	(27,825)
Interest expense	(3,550)	(3,390)	(10,033)	(12,602)
Interest income	16,150	8,164	43,684	9,262
Other (expense) income, net	(140)	713	(12,093)	3,205

Earnings (loss) before taxes	67,720	(25,906)	166,409	(27,960)
Income tax expense (benefit)	26,716	(9,067)	61,257	(9,145)

Net earnings (loss) from continuing operations	41,004	(16,839)	105,152	(18,815)
Discontinued operations:
Loss from operations of Color Printing and Imaging division (less applicable income tax benefit of $0, (6,825), 0, and (2,063), respectively.)	—	(12,675)	—	(3,995)
Gain on sale of Color Printing and Imaging (less applicable tax of $198,476)	—	340,307	—	340,307

Net earnings from discontinued operations	—	327,632	—	336,312

Net earnings	$41,004	$310,793	$105,152	$317,497

Net earnings per share—basic	$0.43	$3.29	$1.11	$3.37
Net earnings per share—diluted	0.43	3.23	1.09	3.32
Net earnings (loss) per share from continuing operations—basic	0.43	(0.18)	1.11	(0.20)
Net earnings (loss) per share from continuing operations—diluted	0.43	(0.18)	1.09	(0.20)
Net earnings per share from discontinued operations—basic	—	3.46	—	3.57
Net earnings per share from discontinued operations—diluted	—	3.41	—	3.51
Dividends per share	—	0.06	—	0.18
Weighted average shares outstanding—basic	94,695	94,594	94,907	94,252
Weighted average shares outstanding—diluted	96,273	96,161	96,752	95,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three quarters ended
(In thousands)	Feb. 24, 2001	Feb. 26, 2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$105,152	$317,497
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	3,995
Pre-tax gain on sale of Color Printing and Imaging	—	(538,783)
Pre-tax net non-recurring (credits) charges	(10,183)	51,136
(Gain) loss on sale of the Video and Networking division	(1,456)	31,613
Payment to fund pension plan	—	(42,500)
Depreciation and amortization expense	33,435	41,141
Asset impairments	6,311	—
Loss (gain) on the disposition of fixed assets	776	(14,647)
Loss on the sale of investments	—	619
Bad debt expense	2,084	2,953
Deferred income taxes	(8,981)	36,367
Equity in business ventures' (earnings) loss	(946)	699
Changes in operating assets and liabilities:
Accounts receivable	(24,077)	769
Inventories	(25,161)	(17,052)
Other current assets	23,025	29,182
Accounts payable and accrued liabilities	(582)	183
Accrued compensation	214	(25,137)
Deferred revenue	2,678	10,557
Income taxes payable	—	92,733
Other, net	(14,155)	(9,269)

Net cash provided by (used in) operating activities	88,134	(27,944)
Net cash provided by discontinued operations	—	22,401
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(23,033)	(30,323)
Acquisition of business	—	(4,500)
Proceeds from the sale of Color Printing and Imaging	—	906,130
Proceeds from the sale of Video and Networking	—	22,600
Proceeds from the sale of property, plant and equipment	3,847	42,469
Proceeds from the sale of investments	—	2,813
Dividend received from business venture	8,451	—
Change in short-term investments	(215,647)	(64,382)

Net cash (used in) provided by investing activities	(226,382)	874,807
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	24	(112,661)
Repayment of long-term debt	(19,236)	(199)
Proceeds from employee stock plans	23,455	36,146
Repurchase of common stock	(56,207)	(30,246)
Dividends paid to shareholders	—	(16,922)

Net cash used in financing activities	(51,964)	(123,882)

Net (decrease) increase in cash and cash equivalents	(190,212)	745,382
Cash and cash equivalents at beginning of period	683,808	39,747

Cash and cash equivalents at end of period	$493,596	$785,129

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid—net	$40,318	$4,728
Interest paid	11,472	16,135
NON-CASH INVESTING ACTIVITIES
Note receivable for sale of Video and Networking assets	—	28,000
Note receivable for sale of receivables to Grass Valley Group Inc.	—	4,300
Common stock of Grass Valley Group Inc. for sale of Video and Networking assets	—	6,300

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements and notes thereto have been prepared by Tektronix, Inc. ("Tektronix" or the "company") without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. Management believes that the condensed statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes thereto incorporated by reference in the company's annual report on Form 10-K for the year ended May 27, 2000. Where necessary, certain adjustments have been made to prior period amounts to conform to current period presentation. All share and per share amounts have been restated to reflect a two-for-one stock split effective October 31, 2000. The company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2001 and 2000 consist of 52 weeks.

    The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to prepare discontinued operations financial statements, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the revenues and expenses reported during the period. Actual results may differ from those estimated.

2.  SALE OF COLOR PRINTING AND IMAGING

    On January 1, 2000, the company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation ("Xerox"). The purchase price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During the third quarter of fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs.

    The company accounted for the Color Printing and Imaging division as a discontinued operation in accordance with Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Summarized results of operations for the division were as follows:

(In thousands except per share amounts)	Quarter ended Feb. 26, 2000	Three quarters ended Feb. 26, 2000
Net sales	$24,302	$369,459

Loss before taxes	(19,500)	(6,058)
Income tax benefit	(6,825)	(2,063)

Loss from operations	(12,675)	(3,995)
Gain on sale of Color Printing and Imaging (less applicable tax of $198,476)	340,307	340,307

Net earnings from discontinued operations	$327,632	$336,312

Net earnings per share from discontinued operations—basic	$3.46	$3.57

Net earnings per share from discontinued operations—diluted	$3.41	$3.51

3.  SALE OF VIDEO AND NETWORKING

    On August 9, 1999, the company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to Grass Valley Group Inc. ("GVG"). During the first quarter of fiscal year 2000, Tektronix recorded pre-tax charges of $26.1 million for losses expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of assets to be transferred over the proceeds received, as well as asset impairments incurred as a result of the sale. The companies closed the transaction on September 24, 1999. Tektronix received cash of $23.7 million, before transaction costs of $1.1 million, a note receivable of $22.5 million, and a 10% equity interest in GVG, which was recorded in Other long-term assets and accounted for under the cost method. The sale of the Video and Networking division did not meet the criteria to be recorded as a discontinued operation in accordance with APB Opinion No. 30.

    On February 25, 2000, Tektronix and GVG entered into a subsequent agreement. Under this agreement, the company sold to GVG, unbilled revenue on systems contracts in progress that were not a part of the original transaction. As consideration for the assets sold, the $22.5 million note receivable was amended to increase the principal balance and decrease the stated interest rate from 8% to 7%. Additionally, under this subsequent agreement, a note receivable was recorded for the sale of certain trade receivables that were also excluded from the original transaction. Charges of $5.5 million were incurred in conjunction with the subsequent agreement and were recorded in (Gain) loss on sale of the Video and Networking division on the Condensed Consolidated Statements of Operations during the third quarter of fiscal year 2000. In addition, on May 25, 2000, Tektronix sold its 10% equity interest in GVG to the majority shareholder of that company and received $6.5 million in cash, which approximated book value.

    During the second quarter of fiscal year 2001, the company resolved certain outstanding contingencies related to sale of the Video and Networking division. The resolution of these items resulted in a net credit of approximately $1.4 million, which is included in (Gain) loss on sale of the Video and Networking division on the Condensed Consolidated Statements of Operations.

    Subsequent to February 24, 2001, the company amended the existing notes receivable from GVG to convert a portion of the notes to preferred stock of GVG. The company now holds a note receivable with a face value of $19.5 million and a stated interest rate of 8.75% and preferred stock of GVG with a basis of $11.8 million, which will be classified as available for sale securities.

4.  REPURCHASE OF COMMON STOCK

    On March 15, 2000, the Board of Directors approved a program to purchase up to $545.0 million of the company's common stock on the open market or through negotiated transactions. Under this program, the company has repurchased a total of 1.9 million shares for $56.2 million in the first three quarters of fiscal year 2001, which included 0.3 million shares for $8.3 million in the current quarter. Under the program, as of February 24, 2001, the company has repurchased a total of 3.2 million shares at an average price of $28.16 per share totaling $91.3 million. Certain amounts above have been restated to reflect a two-for-one stock split effective October 31, 2000.

5.  NON-RECURRING CHARGES, NET

    In the third quarter of fiscal year 2000, the company announced and began to implement a series of actions (the "2000 plan") intended to further consolidate worldwide operations and transition the company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring. Major actions under the 2000 plan include the exit from and consolidation within underutilized facilities, including the write-off of assets that will be abandoned in conjunction with this action, the write-off and disposal of certain excess service and other inventories and focused headcount reductions to streamline the cost structure to that of a smaller focused Measurement business and to eliminate duplicative functions within the company's infrastructure. The company recorded pre-tax non-recurring charges of $64.8 million to account for these actions, including $19.1 million for the impairment of assets, $16.8 million for lease cancellation fees and future payments on exited leased facilities and volume-based contracts, $15.5 million for the write-off and disposal of excess inventories and $13.4 million for severance worldwide.

    In the second quarter of fiscal year 1999, the company announced and began to implement a series of actions (the "1999 plan") intended to align the company's worldwide operations with market conditions and to improve the profitability of its operations. These actions included a net reduction of approximately 15% of the company's worldwide workforce, the exit from certain facilities and the streamlining of product and service offerings. Under the 1999 plan, the company recorded pre-tax charges of $125.7 million, including restructuring charges of $115.8 million and other non-recurring charges of $9.9 million for related actions. The $115.8 million in restructuring charges included $56.9 million in severance expense, $27.1 million for the write-off and disposal of excess inventory, $17.0 million for the impairment of long-term assets and $14.8 million for lease cancellation fees. The $9.9 million for related actions included $5.1 million of expected sales returns, $0.8 million of bad debt expense and $4.0 million of costs to fulfill commitments to deliver software enhancements on previously sold product, all associated with exiting the non-linear digital editing business.

    Total pre-tax net non-recurring credits on the Condensed Consolidated Statements of Operations totaled $9.4 million for the three quarters ended February 24, 2001. The net credits of $9.4 million consisted of a $2.3 million loss on sale of assets and approximately $2.8 million of adjustments to the existing restructuring plans, offset by restructuring reserve reversals of $14.5 million. An expanded discussion of restructuring reserve activity is included below.

    Under the 2000 plan, certain assets and related employee severance costs of Maxtek Components Corporation ("Maxtek"), a wholly-owned subsidiary of Tektronix, were included in the restructuring reserve as it was anticipated that they would be eliminated through closure. As the opportunity to dispose of these assets through sale subsequently arose during the three quarters ended February 24, 2001, and was determined by management to be more beneficial to the company, the related reserves were deemed no longer necessary, resulting in reversals of accrued compensation of $1.6 million and payables and other liabilities reserve of $0.2 million. The sale of these assets resulted in a non-recurring pre-tax loss on sale of assets of $2.3 million.

    The pre-tax charges incurred and related actions taken under the 1999 and 2000 plans affected the company's financial position in the following manner:

(In thousands)	Equipment and other assets	Payables and other liabilities	Inventories	Accrued compensation
1999 plan charges	$18,200	$19,894	$27,760	$54,680
Fiscal year 1999 activity:
Cash paid out	—	(7,415)	—	(20,844)
Non-cash disposals or write-offs	(17,055)	—	(27,070)	—
Adjustments to plan	(455)	4,049	(690)	2,244

Balance May 29, 1999	$690	$16,528	$—	$36,080

Fiscal year 2000 activity:
2000 plan charges	$19,142	$16,787	$15,460	$13,362
Adjustments to plan	361	—	—	(405)
Reversal of excess charges	—	(600)	—	(14,799)
Cash paid out	—	(13,765)	—	(22,893)
Non-cash disposals or write-offs	(20,193)	—	(15,460)	—

Balance May 27, 2000	$—	$18,950	$—	$11,345

Fiscal year 2001 activity:
Adjustments to plan	$—	$2,350	$—	$543
Reversal of excess charges	—	(8,357)	—	(6,186)
Cash paid out and disposals, net	—	(6,755)	—	(3,792)

Balance February 24, 2001	$—	$6,188	$—	$1,910

    During the first three quarters of fiscal year 2001 the payables and other liabilities reserve was increased approximately $2.3 million and the accrued compensation reserve was increased approximately $0.5 million. The increase of $2.3 million to the payables and other liabilities reserve was primarily to provide for additional estimated costs related to exit activities previously included in the restructuring plan. The increase of $0.5 million to the accrued compensation reserve was attributable to the subsequent clarification and amendment of an employment agreement.

    During the first three quarters of fiscal year 2001, $8.3 million and $6.2 million of previously accrued amounts were reversed from the payables and other liabilities reserve and the accrued compensation reserve, respectively. The reversal of $8.3 million of the payables and other liabilities reserve was primarily attributable to certain obligations which were assumed by a third party, favorable contract buy-out settlements, and reserve reversals related to Maxtek, as discussed above. The reversal of $6.2 million of accrued compensation resulted from severance reversals of $4.6 million for 187 individuals who either left the company voluntarily or were re-assigned to future-benefiting operations and $1.6 million of severance related to individuals associated with the assets sold by Maxtek discussed above.

    Including current and prior period adjustments and reversals, headcount reduction under the 1999 plan totaled 1,297 employees. As of February 24, 2001, severance of approximately $41.3 million has been paid to 1,293 of these employees, with the remaining employees to be paid severance of approximately $0.1 million under contract through 2002. Under the 2000 plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 118 employees. As of February 24, 2001, severance of approximately $6.2 million has been paid to 92 of these employees, with the remaining employees to be paid severance of approximately $1.8 million under contracts extending through 2002.

6.  EARNINGS PER SHARE

	Quarter ended		Three quarters ended
(In thousands except per share amounts)	Feb. 24, 2001	Feb. 26, 2000	Feb. 24, 2001	Feb. 26, 2000
Net earnings	$41,004	$310,793	$105,152	$317,497

Weighted average shares used for basic earnings per share	94,695	94,594	94,907	94,252
Effect of dilutive stock options	1,578	1,567	1,845	1,462

Weighted average shares used for dilutive earnings per share	96,273	96,161	96,752	95,714

Net earnings per share—basic	$0.43	$3.29	$1.11	$3.37
Net earnings per share—diluted	$0.43	$3.23	$1.09	$3.32

    All share and per share amounts have been restated to reflect a two-for-one stock split effective October 31, 2000. Options to purchase an additional 2,309,500 and 1,413,600 shares of common stock were outstanding at February 24, 2001 and February 26, 2000, respectively, but were not included in the computation of diluted net earnings per share because their effect would be antidilutive.

7.  SHORT-TERM INVESTMENTS

    Short-term investments include investments with maturities of greater than three months and less than one year from the date of purchase. Short-term investments held at February 24, 2001 and May 27, 2000 consisted of:

(In thousands)	Feb. 24, 2001	May 27, 2000
Corporate notes and bonds	$202,577	$52,977
Asset backed securities	62,005	7,486
Federal agency bonds and notes	36,345	—
Commercial paper	9,833	29,353
Mortgage backed securities	2,841	—
Money market	1,095	—
Certificates of deposit	848	10,081

Short-term investments	$315,544	$99,897

8.  INVENTORIES

    Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The company periodically reviews its inventory for obsolete or slow-moving items. Inventories, net of related reserves consisted of:

(In thousands)	Feb. 24, 2001	May 27, 2000
Materials	$2,926	$3,995
Work in process	62,557	54,047
Finished goods	71,972	55,959

Inventories	$137,455	$114,001

9.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of:

(In thousands)	Feb. 24, 2001	May 27, 2000
Land	$1,656	$1,656
Buildings	150,267	154,466
Machinery and equipment	270,964	274,251
Accumulated depreciation and amortization	(249,586)	(241,829)

Property, plant and equipment, net	$173,301	$188,544

10. INVESTMENTS IN MARKETABLE EQUITY SECURITIES

    Investments in marketable equity securities are classified as available-for-sale and reported at fair market value on the Condensed Consolidated Balance Sheets as Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

(In thousands)	Feb. 24, 2001	May 27, 2000
Unamortized cost basis of marketable equity securities	$4,191	$6,704
Gross unrealized holding gains	5,830	9,991
Gross unrealized holding losses	—	(1,707)

Fair value of marketable equity securities	$10,021	$14,988

11. COMPREHENSIVE INCOME

    Comprehensive income and its components, net of tax, are as follows:

	Quarter ended		Three quarters ended
(In thousands)	Feb. 24, 2001	Feb. 26, 2000	Feb. 24, 2001	Feb. 26, 2000
Net earnings	$41,004	$310,793	$105,152	$317,497
Other comprehensive income:
Currency translation adjustment, net of taxes of $(1,208), (2,507), (5,526) and, 931, respectively	(1,812)	(3,761)	(8,290)	1,396
Unrealized gain (loss) on available-for-sale securities, net of taxes of $(1,273), 507, (968), and 321, respectively	(1,889)	761	(1,472)	484
Reclassification adjustment for realized losses, net of taxes of $0, 0, 0 and 248, respectively	—	—	—	371

Total comprehensive income	$37,303	$307,793	$95,390	$319,748

    Accumulated other comprehensive income consisted of the following:

(In thousands)	Foreign currency translation	Unrealized holding gains (losses) on available-for-sale securities	Accumulated other comprehensive income
Balance as of May 27, 2000	$19,956	$4,974	$24,930
Q1 activity	(2,315)	14,852	12,537

Balance as of Aug. 26, 2000	17,641	19,826	37,467
Q2 activity	(4,163)	(14,435)	(18,598)

Balance as of Nov. 25, 2000	13,478	5,391	18,869
Q3 activity	(1,812)	(1,889)	(3,701)

Balance as of Feb. 24, 2001	$11,666	$3,502	$15,168

12. BUSINESS SEGMENTS

    Historically, the company was organized based on the products and services that it offered. Under this organizational structure, the company operated in three main segments: Measurement, Color Printing and Imaging, and Video and Networking. The Color Printing and Imaging division was accounted for as a discontinued operation and as such the results of operations and the financial position of the division were not presented to management for decision-making purposes and are not included in the table below. The company now operates as a single segment—Measurement. Measurement revenue is derived principally through the development and marketing of a range of test and measurement products including: oscilloscopes; logic analyzers; communications test equipment including products for network monitoring and protocol test, broadband transmission test and mobile production test; video test equipment; and related services and accessories.

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

	Quarter ended		Three quarters ended
(In thousands)	Feb. 24, 2001	Feb. 26, 2000	Feb. 24, 2001	Feb. 26, 2000
Net sales to external customers by division:
Measurement	$326,854	$270,627	$930,188	$751,986
Video and Networking	—	(1,052)	—	59,607
Other	—	7,469	—	7,469

Net sales	$326,854	$277,044	$930,188	$819,062

Consolidated net sales to external customers by region:
United States	$165,348	$139,290	$482,921	$426,985
Europe	72,845	56,116	192,699	193,597
Pacific	41,101	34,788	119,103	92,712
Japan	32,577	28,011	81,567	63,558
Americas	14,983	18,839	53,898	42,210

Net sales	$326,854	$277,044	$930,188	$819,062

Measurement net sales to external customers by region:
United States	$165,348	$132,256	$482,921	$385,937
Europe	72,845	56,671	192,699	176,197
Pacific	41,101	34,787	119,103	87,640
Japan	32,577	28,043	81,567	62,057
Americas	14,983	18,870	53,898	40,155

Net sales	$326,854	$270,627	$930,188	$751,986

Operating income (loss):
Measurement	$46,133	$34,324	$133,212	$83,015
Video and Networking	—	(2,256)	—	(21,269)
(Loss) gain on sale of Video and Networking division	—	(5,513)	1,456	(31,613)
Non-recurring credits (charges)	9,127	(51,136)	10,183	(51,136)
All other	—	(6,812)	—	(6,822)

Operating income (loss)	$55,260	$(31,393)	$144,851	$(27,825)

13. RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the company's fourth quarter of fiscal year 2001. Management has completed an evaluation of the effects of this bulletin and does not believe that it will have a material effect on the company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

    Tektronix, Inc. ("Tektronix" or the "company") operated in three major business divisions prior to fiscal year 2001: Measurement, Color Printing and Imaging, and Video and Networking. During fiscal year 2000, the company sold the Color Printing and Imaging and Video and Networking divisions and now operates as a focused test, measurement and monitoring company, providing measurement solutions to customers in many industries, including computers, telecommunications and semiconductors. The company operates in five major geographies: the United States; Europe; the Americas, including Mexico, Canada and South America; the Pacific, excluding Japan; and Japan. For additional information on the fiscal year 2000 divestitures, see the Sale of Color Printing and Imaging and the Sale of Video and Networking footnotes included in the Notes to the Condensed Consolidated Financial Statements.

    As a focused measurement company, Tektronix enables its customers to design, build, deploy and manage next-generation global communications networks and internet technologies. Revenue is derived principally through the development and marketing of a range of test and measurement products including: oscilloscopes; logic analyzers; communications test equipment, including products for network monitoring and protocol test, broadband transmission test and mobile production test; video test equipment; and related services and accessories.

RECENT ECONOMIC CONDITIONS

    Recent economic conditions have had a negative impact on many of the markets into which the company sells products including, but not limited to, mobile handset manufacturing, automated test equipment and semiconductor manufacturing. Management of the company is unable to predict the ultimate severity and duration of the recent economic conditions or their impact on Tektronix. These conditions adversely impacted Tektronix during the later part of the third quarter of fiscal year 2001, as the trend of product orders declined. As a result of this trend, management of the company anticipates that orders for the fourth quarter of fiscal year 2001 will decline relative to the prior year comparable period. In addition, future sales growth rates may be reduced as a result of the anticipated decline in orders.

NON-RECURRING CHARGES, NET

    Total pre-tax net non-recurring credits on the Condensed Consolidated Statements of Operations totaled $9.4 million for the three quarters ended February 24, 2001. The net credits of $9.4 million consisted of a $2.3 million loss on sale of assets and approximately $2.8 million of adjustments to the existing restructuring plans, offset by restructuring reserve reversals of $14.5 million.

    Under the 2000 plan, certain assets and related employee severance costs of Maxtek Components Corporation ("Maxtek"), a wholly-owned subsidiary of Tektronix, were included in the restructuring reserve as it was anticipated that they would be eliminated through closure. As the opportunity to dispose of these assets through sale subsequently arose during the three quarters ended February 24, 2001, and was determined by management to be more beneficial to the company, the related reserves were deemed no longer necessary, resulting in reversals of accrued compensation of $1.6 million and payables and other liabilities reserve of $0.2 million. The sale of these assets resulted in a non-recurring pre-tax loss on sale of assets of $2.3 million.

    During the first three quarters of fiscal year 2001 the payables and other liabilities reserve was increased approximately $2.3 million and the accrued compensation reserve was increased approximately $0.5 million. The increase of $2.3 million to the payables and other liabilities reserve was primarily to provide for additional estimated costs related to exit activities previously included in the restructuring plan. The increase of $0.5 million to the accrued compensation reserve was attributable to the subsequent clarification and amendment of an employment agreement.

    During the first three quarters of fiscal year 2001, $8.3 million and $6.2 million of previously accrued amounts were reversed from the payables and other liabilities reserve and the accrued compensation reserve, respectively. The reversal of $8.3 million of the payables and other liabilities reserve was primarily attributable to certain obligations which were assumed by a third party, favorable contract buy-out settlements, and reserve reversals related to Maxtek, as discussed above. The reversal of $6.2 million of accrued compensation resulted from severance reversals of $4.6 million for 187 individuals who either left the company voluntarily or were re-assigned to future-benefiting operations and $1.6 million of severance related to individuals associated with the assets sold by Maxtek discussed above.

    Including current and prior period adjustments and reversals, headcount reduction under the 1999 plan totaled 1,297 employees. As of February 24, 2001, severance of approximately $41.3 million has been paid to 1,293 of these employees, with the remaining employees to be paid severance of approximately $0.1 million under contract through 2002. Under the 2000 plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 118 employees. As of February 24, 2001, severance of approximately $6.2 million has been paid to 92 of these employees, with the remaining employees to be paid severance of approximately $1.8 million under contracts extending through 2002.

RESULTS OF OPERATIONS

    Consolidated net earnings for the quarter and three quarters ended February 24, 2001, were $41.0 million or $0.43 per diluted share and $105.2 million or $1.09 per diluted share, respectively, as compared with net earnings of $310.8 million or $3.23 per diluted share and $317.5 million or $3.32 per diluted share, for the quarter and three quarters ended February 26, 2000, respectively. Included in consolidated net earnings for the quarter and three quarters ended February 26, 2000, were net earnings from discontinued operations related to the Color Printing and Imaging division of $327.6 million or $3.41 per diluted share and $336.3 million or $3.51 per diluted share, respectively.

    Consolidated net earnings, excluding non-recurring credits and charges and other non-recurring items, for the quarter and three quarters ended February 24, 2001, were $35.5 million or $0.37 per diluted share and $97.8 million or $1.01 per diluted share, respectively. For the quarter and three quarters ended February 26, 2000, excluding non-recurring and other business transition items, Measurement net earnings were $20.2 million or $0.21 per diluted share and $49.0 million or $0.51 per diluted share, respectively.

ORDERS

    Consolidated third quarter fiscal year 2001 orders of $316.3 million increased $48.6 million or 18% from consolidated orders of $267.7 million for the third quarter of fiscal year 2000. Consolidated orders for the three quarters ended February 24, 2001 were $940.4 million, an increase of $148.4 million or 19% from consolidated orders of $792.0 million for the three quarters ended February 26, 2000.

    Measurement orders of $316.3 million for the third quarter of fiscal year 2001, grew $48.6 million or 18% from orders of $267.7 million in the prior year comparable period. Orders growth occurred in nearly all geographies with the largest increases in the United States and Europe which grew $15.2 million or 11% and $14.0 million or 26%, respectively, over the prior year comparable period. Orders declined $3.6 million or 20% in the Americas (excluding the United States). Measurement orders of $940.4 million for the first three quarters of fiscal year 2001, grew $187.4 million or 25% from Measurement orders of $753.0 million for the first three quarters of fiscal year 2000. Orders growth during this period was realized in all geographies, with the largest increases in the United States and the Pacific, which grew $96.9 million or 25% and $38.4 million or 41%, respectively, over the prior year comparable period. Growth in Measurement orders was the result of continued strong demand for existing products and customer acceptance of new products.

    As noted above in "Recent Economic Conditions" and below in "Forward-Looking Statements", the company experienced a declining trend in the rate of orders beginning in the second half of the third quarter of fiscal year 2001 as a result of the impact of the current economic conditions. As a result of this trend, management of the company expects orders to decline during the fourth quarter of fiscal year 2001 relative to the prior year comparable period.

NET SALES

    Consolidated net sales of $326.9 million for the third quarter of fiscal year 2001, increased $49.9 million from consolidated net sales of $277.0 million for the third quarter of fiscal year 2000. Consolidated net sales were $930.2 million for the first three quarters of fiscal year 2001, as compared with net sales of $819.1 million for the first three quarters of fiscal year 2000.

    Third quarter fiscal year 2001 Measurement net sales of $326.9 million increased $56.3 million or 21% from Measurement net sales of $270.6 million for the third quarter of fiscal year 2000, with the largest increases in the United States and Europe. Net sales in these regions increased $33.1 million or 25% and $16.2 million or 29%, respectively. Growth in the United States and Europe was slightly offset by a decrease in Measurement net sales in the Americas (excluding the United States), which decreased $3.9 million or 21% during the third quarter of fiscal year 2001. Net sales for the first three quarters of fiscal year 2001 were $930.2 million, an increase of $178.2 million or 24% from Measurement net sales of $752.0 million during the first three quarters of fiscal year 2000. The largest increases in net sales, by region, were realized in the United States and the Pacific regions with increases of $97.0 million or 25% and $31.5 million or 36%, respectively.

    The growth in sales during the quarter and three quarters ended February 24, 2001 is attributable to the growth in orders realized during these same time periods. As noted above, the growth in orders during these time periods was primarily attributable to continued strong demand for the company's existing products and customer acceptance of new products.

GROSS PROFIT

    Consolidated gross profit was $168.4 million for the third quarter of fiscal year 2001, a 36% increase over $123.4 million for the comparable period in fiscal year 2000. Gross margins for the same periods increased to 51.5% from 44.6%, respectively. Consolidated gross profit was $480.9 million for the first three quarters of fiscal year 2001, an increase of 31% over $367.7 million for the comparable period in fiscal year 2000. Gross margins for the same periods increased to 51.7% from 44.9%, respectively.

    The increase in gross margin during the quarter and three quarters ended February 24, 2001 was primarily attributable to non-recurring charges in the third quarter of fiscal year 2000. In addition, for the three quarters ended February 24, 2001, the prior year comparable period was diluted by the lower margin Video and Networking products and the company experienced a favorable increase in mix for the current year resulting from increased sales of higher margin products.

    Measurement gross profit was $168.4 million for the third quarter of fiscal year 2001, an increase of 21% over $139.6 million for the prior year comparable period. Gross margins remained fairly constant at 51.5% and 51.6% for the same periods. Measurement gross profit was $480.9 million for the first three quarters of fiscal year 2001, an increase of 29% over $372.3 million for the first three quarters of fiscal year 2000. Gross margin increased to 51.7% for the first three quarters of fiscal year 2001 from 49.5% for the prior year comparable period. The 2.2 percentage point increase in Measurement gross margin during the first three quarters of fiscal year 2001 was primarily attributable to a stronger mix of high-end Measurement products, which typically have higher gross margins.

OPERATING EXPENSES

    Consolidated operating expenses were $113.1 million and $336.0 million, for the quarter and three quarters ended February 24, 2001, respectively. Included in operating expenses during these periods were $9.1 million and $9.4 million, respectively, of non-recurring credits, as well as an approximate $1.4 million reduction to the previously recognized loss related to the sale of the Video and Networking division.

    Consolidated operating expenses were $154.8 million and $395.6 million for the quarter and three quarters ended February 26, 2000, respectively. Included in operating expenses for those periods were $5.5 million and $31.6 million, respectively, of loss on sale of the Video and Networking division. In addition $36.6 million of non-recurring charges were included in operating expenses for the quarter and three quarters ended February 26, 2000.

    For the quarter and three quarters ended February 24, 2001, Measurement operating expenses, excluding non-recurring charges and credits, and the gain or loss on the sale of the Video and Networking division were $122.2 million and $346.8 million, respectively. Expenses for the current year periods increased 16% and 20%, respectively, over Measurement operating expenses of $105.3 million and $289.3 million for the quarter and three quarters ended February 26, 2000.

    Measurement research and development expenses were $40.8 million for the third quarter of fiscal year 2001 and $113.8 million for the first three quarters of the current year, increases of 35% and 29%, respectively, over research and development expenses of $30.3 million and $88.2 million for the same periods in the prior year. As a percentage of net sales, Measurement research and development expenses have remained relatively constant between 11% and 12% in all periods.

    Measurement selling, general and administrative expenses were $81.2 million and $234.0 million or 25% of net sales for the quarter and three quarters ended February 24, 2001. For the quarter and three quarters ended February 26, 2000, Measurement selling, general and administrative expenses were $74.6 million or 28% of net sales and $200.5 million or 27% of net sales, respectively. The decrease in the percentage of net sales was primarily due to higher sales volume combined with effective control of expenses.

NON-OPERATING INCOME AND EXPENSE

    Interest income was $16.2 million for the third quarter of fiscal year 2001 as compared with $8.2 million in the same quarter ended a year ago. Interest income for the first three quarters of fiscal year 2001 was $43.7 million as compared with $9.3 million for the same period in the prior year. The increase in interest income was primarily the result of interest earned on a portion of the proceeds from the sale of the Color Printing and Imaging division held as cash and cash equivalents and short-term investments. Cash proceeds from the sale of the Color Printing and Imaging division were received in January 2000. Therefore, only two months of interest income earned on these increased balances was reflected in the first three quarters of fiscal year 2000, as compared to the same period in fiscal year 2001, where the company earned interest income on the higher balances throughout the first three quarters. Interest expense was $3.6 million and $10.0 million for the quarter and three quarters ended February 24, 2001, respectively, as compared with $3.4 million and $12.6 million for the same periods a year ago. The year over year decrease can be attributed to the reduction in the balance of short-term and long-term debt.

    Other income (expense), net was ($0.1) million and ($12.1) million of expense for the quarter and three quarters ended February 24, 2001, respectively, as compared with income of $0.7 million and $3.2 million for the comparable periods in the prior year. The change was primarily attributable to the impairment of certain investments and other assets during the three quarters ended February 24, 2001, as compared with gains on the disposition of certain assets during the prior year comparable period.

NET EARNINGS FROM CONTINUING OPERATIONS

    Net earnings from continuing operations were $41.0 million or $0.43 per diluted share for the third quarter of fiscal year 2001. For the same quarter ended a year ago, net losses from continuing operations were $16.8 million or $0.18 per diluted share. For the three quarters ended February 24, 2001, net earnings from continuing operations were $105.2 million or $1.09 per diluted share, as compared with net losses of $18.8 million or $0.20 per diluted share for the same period in fiscal year 2000.

    Excluding pre-tax, net non-recurring credits of $9.1 million, net earnings for the third quarter of fiscal year 2001, would have been $35.5 million or $0.37 per diluted share. For the same quarter ended a year ago, the company would have recognized net income of $20.0 million or $0.21 per diluted share, excluding pre-tax, net non-recurring charges of $56.7 million. Included in the $56.7 million were: $36.6 million of net, non-recurring charges; ($0.2) million of selling, general and administrative credits; $14.8 million of charges to cost of sales; and the $5.5 million loss related to the sale of the Video and Networking division.

    Excluding pre-tax, net non-recurring credits of $11.6 million, net earnings from continuing operations for the three quarters ended February 24, 2001, would have been $97.8 million or $1.01 per diluted share. Included in the credits of $11.6 million were: $9.4 million of net non-recurring credits; $0.8 million of credits to cost of sales; and an approximate $1.4 million reduction to the previously recognized loss related to the sale of the Video and Networking division.

    Net earnings for the same period a year ago would have been $35.0 million or $0.37 per diluted share, excluding pre-tax, net non-recurring charges of $82.8 million. Included in the $82.8 million were: $36.6 million of net, non-recurring charges; ($0.2) million of selling, general and administrative credits; $14.8 million of charges to cost of sales related to the 2000 plan; and the $31.6 million loss related to the sale of the Video and Networking division.

    Increases in earnings from continuing operations was due to higher earnings before income taxes as discussed above. Higher pre-tax earnings were offset in part by an increase in the company's effective tax rate from 35% in previous quarters to 39% in the current quarter. The increase in the tax rate was primarily due to adjustments to tax valuation allowances with respect to foreign tax credit carryovers.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

    At February 24 2001, the company's working capital was $847.6 million, an increase of $65.8 million from the end of fiscal year 2000 due mainly to $88.1 million cash provided by operations. Current assets increased $61.4 million during the first three quarters of fiscal year 2001, while current liabilities decreased $4.3 million over the same period.

    At February 24, 2001, the company held $809.1 million in cash and cash equivalents and short-term investments, as well as bank credit facilities totaling $262.3 million, of which $257.4 million was unused. Unused facilities included $107.4 million in miscellaneous lines of credit and $150.0 million under revolving credit agreements with United States and foreign banks.

    Cash and cash equivalents decreased $190.2 million from year-end due mainly to the investment of an additional $215.6 million in short-term instruments over year-end and the repurchase of approximately 1.9 million shares of the company's common stock for $56.2 million during the first three quarters of fiscal year 2001, offset by approximately $88.1 million of cash provided by operations. The share amount above has been restated to reflect the two-for-one stock split effective October 31, 2000.

    Net property, plant and equipment decreased $15.2 million to $173.3 million at the end of the third quarter of fiscal year 2001. The decrease was due mainly to $6.9 million of net disposals and $30.5 million in depreciation expense for the first three quarters of fiscal year 2001. These decreases were offset by approximately $23.0 million in capital expenditures during the same period.

    Cash on hand, cash flows from operating activities and borrowing capacity are expected to be sufficient to fund operations and capital expenditures through May 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The statement is effective for the company's fiscal year 2002, as deferred by SFAS No. 137, but early adoption is permitted. Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the company's consolidated financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." The effective date of the bulletin was delayed according to SAB No. 101A and SAB No. 101B and will be effective for the company's fourth quarter of fiscal year 2001. Management has completed an evaluation of the effects of this bulletin and does not believe that it will have a material effect on the company's consolidated financial statements.

FORWARD-LOOKING STATEMENTS

    Statements and information included in this report that relate to future results and events (including new products) are based on the company's current expectations. Words such as "may," "could," "expects," "believes," "forecasts," "plans," "estimates," "intends" and "anticipates" constitute forward-looking statements subject to a number of risk factors, assumptions and uncertainties that could cause actual results to differ materially from those currently expected or desired. These risks are related to, but are not limited to, current domestic and worldwide economic and market conditions, timely delivery of competitive products, competition, supplier risks, comparability of results, intellectual property risks, environmental risks and other risk factors listed here and from time-to-time in the company's filings with the Securities and Exchange Commission and press releases.

CURRENT ECONOMIC AND MARKET CONDITIONS

    Tektronix is subject to economic and market conditions in the U.S., including the current conditions affecting the results of Tektronix' customers in the semiconductor, communications, network, automated test equipment and other markets. During the latter part of the third quarter of fiscal year 2001, Tektronix experienced a slowdown in orders, primarily in the manufacturing test areas such as mobile handset test products and products sold to automated test equipment vendors. In addition, orders are cancelable by customers and consequently orders outstanding at the end of a quarter may not result in realized sales in the future. The company may experience a decline in the sales growth rate as a result of the current economic conditions and the anticipated decline in orders. In response to the current economic conditions, Tektronix is managing the company's cost structure to reduce spending where appropriate. A failure by the company to reduce expenses in a timely manner could adversely affect the company's future operating results. In addition, notwithstanding such cost control measures, a continuing decline in the economy that adversely affects Tektronix' customers would likely adversely affect Tektronix.

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

COMPETITION

    Tektronix participates in the highly competitive test, measurement and monitoring industry, competing directly with Agilent Technologies, Inc., Acterna Corporation, LeCroy Corporation and others for customers. Competition in the company's business is based primarily on product performance, technology, customer service, product availability and price. Some of the company's competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which Tektronix competes. The company faces pricing pressures and may have an adverse impact on the company's earnings. If the company is unable to compete effectively on these and other factors, it could have a material adverse effect on the company's results of operations, balance sheet or cash flows.

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

    At February 24, 2001, the company's debt obligations had fixed interest rates. In management's opinion, a 10% change in interest rates would not be material to the company's results of operations, balance sheet or cash flows.

    The company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation and other companies. The company has not entered into any hedging programs to mitigate equity price risk. In management's opinion, an adverse change of 20% in the value of these securities would not be material to the company's results of operations, balance sheet or cash flows.

    The company is exposed to foreign currency exchange rate risk primarily through transactions and commitments denominated in foreign currencies. The company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, to mitigate this risk. The company's policy is to only enter into derivative transactions when the company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments and therefore the company's results of operations, balance sheet or cash flows.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits: None

  (b)
  No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 9, 2001	TEKTRONIX, INC.
	By	COLIN L. SLADE Colin L. Slade Vice President and Chief Financial Officer