Form 10-K405
period 2001-05-26
TEKTRONIX INC
filed 2001-08-02
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 26, 2001 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-4837

TEKTRONIX, INC.
(Exact name of Registrant as specified in its charter)

Oregon	93-0343990
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

14200 S.W. Karl Braun Drive	97077
Beaverton, Oregon	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(503) 627-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares,without par value	New York Stock Exchange

Series B No Par PreferredShares Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1,827,179,144 at July 16, 2001.

          At July 16, 2001 there were 92,051,734 Common Shares of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Registrant’s Proxy Statement	Part III
dated July 31, 2001

PART I

Item 1.    Business.

General

          Tektronix, Inc. manufactures, markets and services test, measurement, and monitoring solutions to customers in many industries, including computers, telecommunications and semiconductors, to enable them to design, build, deploy and manage next-generation global communications networks and many other electronic technologies. Revenue is derived principally from the sale of a broad range of products in several key product categories: oscilloscopes, including desk top, handheld and PC based instruments; logic analyzers; communications test equipment, including products for network monitoring and protocol test, optical transmission test and mobile production test; video streaming products and video test equipment. In addition, Tektronix derives revenue through components, support services and accessories for its products.

          Tektronix is an Oregon corporation organized in 1946. It is headquartered in Beaverton, Oregon, and conducts operations worldwide through wholly owned subsidiaries. See Item 1—“Business—Geographic Areas of Operations.” References herein to “Tektronix” or the “Company” are to Tektronix, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

          The Company’s common stock is listed on the New York Stock Exchange under the symbol TEK. See Item 5—“Market for Registrant’s Common Equity and Related Stockholder Matters—Market Information.”

          Tektronix historically operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation. On September 24, 1999, the Company sold substantially all of the operating assets of the Video and Networking division to Grass Valley Group, Inc. (“GVG”). The Color Printing and Imaging division products included color printers and related supplies. Video and Networking division products included video distribution and production, video storage, and newsroom automation products. As a result of these divestitures, the Company now operates as a focused test, measurement and monitoring company. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information about the Company’s historical business segments is set forth in the Notes to Consolidated Financial Statements, “Business Segments” included under item 8.

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

          Oscilloscopes.    Tektronix is the recognized market leader in sales of oscilloscopes. The oscilloscope is the primary debug tool for the design engineer. Oscilloscopes are used when an electrical signal needs to be viewed, measured, tested or verified. Oscilloscopes are useful across a wide range of industries in manufacturing, test and design applications.

          Tektronix oscilloscopes are available in a wide range of configurations (card modular to portable to laboratory), bandwidths and other performance characteristics. Tektronix has designed a substantial portion of its oscilloscope product line to provide a consistent user interface. This consistency allows customers reduced learning time.

          Tektronix has a history of introducing innovative oscilloscopes that give engineers new tools for quickly finding faults in increasingly complex electronic circuits, such as those in cell phones, pagers, high-speed modems, embedded digital electronics and optical networks. During fiscal year 2001 Tektronix introduced the world’s fastest oscilloscope, the TDS 7404. This is the first oscilloscope to use silicon germanium technology. The TDS7000 Series also won numerous industry-awards throughout the year, including the prestigious, EDN magazine’s “Innovation of the Year”.

          Today’s engineers expect oscilloscopes not only to display but also to analyze a signal. Engineers working in different industries expect the results of this analysis to be given to them in their own industry-specific language. Tektronix addresses these challenges through application-specific modules and software now available on many of its products, allowing faster time to market with industry specific solutions. As an example, in fiscal year 2000 Tektronix worked with Intel and Rambus to develop a series of application specific modules to address jitter and timing analysis. Tektronix also provides to communications equipment manufacturers application modules to test equipment performance and conformity with standards defined by the International Telecommunications Union.

          Tektronix offers personal computer based instruments as a result of its acquisition of Gage Applied, Inc. in April 2000.

          Tektronix offers a complete line of advanced analog, digital and mixed signal source products that are often used with oscilloscopes, logic analyzers and other measurement instruments. Leading arbitrary waveform generator (AWG) technology from the Sony/Tektronix Corporation joint venture allows the user to generate standard waveforms and controlled “real world” signals, including simulated glitches, drift, noise, and other anomalies. These AWG products incorporate features designed specifically for disk drive testing, semiconductor verification, automotive anti-lock brakes and engine control, communications testing, biomedical simulations, and countless other applications.

          Tektronix logic source products generate digital patterns used in the characterization and verification of semiconductors. They are used to create complex logic signals and allow the user to introduce precisely controlled errors or distortions to help design engineers improve the performance of digital integrated circuits or systems.

           Logic Analyzers.    Tektronix offers a range of logic analyzers from standalone units up to the highest-performance systems for today’s demanding digital designs. Logic analyzers are important debug tools for the design engineer to capture, display and analyze streams of data from microprocessors and other digital circuits, including streams that occur simultaneously over many channels. The core of a logic analyzer is its digital acquisition capability. Tektronix has provided a series of breakthrough innovations in digital acquisition, beginning with MagniVu in 1997, and continuing with usable deep memory in 1999 and iView (‘‘integrated view’’) in 2001. The iView software and cabling solution seamlessly integrates Tekronix logic analyzers and TDS oscilloscopes. This allows designers to transport analog waveforms from the oscilloscope to the logic analyzer display and automatically time-correlate them. Engineers can quickly track down elusive signal integrity problems in their design. These innovations have significantly reduced our customer’s time-to-market and have redefined the logic analyzer market. Tektronix TLA series of logic analyzers use the Microsoft Windows operating system and offer performance leadership to developers of computer, communications and other electronic systems used in a wide variety of applications across a wide range of industries, including computers, cell phones, network switches and routers, network access devices, information appliances, industrial control, automotive, military and aerospace, and many others.

          Communications Test Equipment.    As the telecommunications industry evolves to digital video and Internet-based fixed and mobile data networks, operators must be able to perform complete compliance testing for the many standards that govern the telecommunications universe. Many Tektronix products, including fiber optic test products, network monitoring, and high quality streaming video products are used by communications and video equipment manufacturers as well as the operators who deploy, maintain and monitor that equipment in Internet, video, wired and wireless, and global network applications.

          Protocol analyzers are instruments that monitor the information flow on a network to determine that it conforms to the specific set of rules, procedures, and conventions that are the expected “protocols” for that particular network. The Tektronix protocol analysis product line was acquired from Siemens in 1997. These products have an industry leading position in the mobile market. Tektronix products assist manufacturers of wireless infrastructure as well as mobile operators in their development and deployment of next generation mobile equipment and services. In fiscal year 2001, Tektronix introduced new protocol analyzers enabling advances in the design and development of products using Bluetooth, as a result of its acquisition of Digianswer, a subsidiary of Motorola.

          Tektronix network monitoring products were acquired in 1999 from Necsy SpA, located in Padova, Italy. These products perform network performance and quality of service measurements for fixed and mobile networks. In addition, they are used to ensure operators revenue streams by verifying billings systems, identifying fraudulent use and providing performance data for service level agreements.

          Transmission test products are used by equipment manufacturers and network operators to verify error-free transmission of digital information. The fundamental measure of performance or quality in digital systems is the probability of any transmitted bit being received in error. Transmission test products include the OTS9000 Optical Test System that provides a flexible and modular solution for transmission testing particularly well suited for new DWDM transmission systems. Physical Layer optical test solutions include Tektronix CSA-8000 Communications Signal Analyzer that is used in network equipment design and manufacturing to verify waveform fidelity of optical based communication signals. For photonic-layer testing, Tektronix provides optical spectrum analyzers, power meters, optical time domain reflectometers (OTDRs), and wavelength meters. For example, a technician would use an OTDR to locate a fault in 20 miles of underground fiber. By generating the signal and analyzing it through the fiber it can locate the fault, display the location, and allow the technician to dig up the cable at the correct point for repair.

          Radio frequency and mobile production test products are used to design, check and adjust cellular phones, wireless Internet appliances and base stations. They allow telecommunications equipment manufacturers, who produce tens of thousands of units per month, to complete production tests quickly without sacrificing the thoroughness and accuracy that ensure product quality. Tektronix also sells and supports the wireless RF test products from Rohde & Schwarz and Advantest in the United States, Canada and Mexico.

          Video Test.    In addition to providing test solutions to the telecommunications operators discussed above, Tektronix continues to be the leading supplier of test and measurement equipment to traditional TV broadcasters and content providers, continuing a long relationship since the analog era. Tektronix has been awarded numerous Emmy awards for technical excellence.

          Tektronix video test products assist customers in the transition from analog to digital, addressing not only the baseband digital signal in standard and high definition, but also the compressed video standards like MPEG-2. As a voting member of various committees responsible for establishing standards for evolving technologies, Tektronix plays an important role in this transition.

          Historically, video signals were transmitted through the air from the broadcaster’s antenna to the consumer’s TV set. As technology and standards evolved, alternative transmission methods arose, including cable, satellite, and now the Internet. With the emergence of these new technologies, compressing the video signal prior to transmission has become essential to preserve bandwidth. This adds to the complexity of transmitting a viable video signal. Tektronix product solutions offer customers the ability to monitor and manage the quality of their video signal transmission, and to manage the balance between infrastructure cost and the quality of transmitted signals. Tektronix also offers solutions to quality problems inherent in these new technologies. For example, during fiscal year 2000 Tektronix announced a new product that detects and corrects problems created by the delay between the audio and video components of the transmitted signal. Using digital watermarking technology, this solution corrects these errors automatically, in real time, at the point of distribution. This is the first automated solution for this pervasive problem.

          Waveform monitors display the details of a video signal. They are specialized oscilloscopes that are designed specifically for video signals. There are waveform monitors for analog video signals and serial digital video signals, both for standard and high definition formats. These instruments are used primarily by engineers and technicians in production and post-production facilities, broadcast facilities and video equipment design and manufacturing environments. During fiscal 2001, Tektronix announced the WFM700, a modular waveform monitoring solution that addresses the needs of customers operating in standard and high definition environments.

          MPEG test systems address the needs of detailed, in-depth analysis of MPEG streams and are typically used by video equipment manufacturers. MPEG monitoring solutions address the need to monitor, in real time, MPEG transport streams and are typically used by companies that distribute or transmit MPEG transport streams, such as broadcasters and telecommunications network operators. In fiscal 2001, Tektronix acquired Adherent Systems. With this acquisition, Tektronix strengthened its position as the leader in MPEG test, measurement and monitoring.

          In the digital video era, customers must be able to repeatedly and objectively quantify the quality of a picture. Tektronix is pioneering new products in this area as well. This leadership was demonstrated with another Emmy that was awarded to Tektronix in fiscal year 2001. Similar to the MPEG product portfolio, the Picture Quality portfolio consists of Analysis products targeted at video equipment manufacturers and monitoring solutions (PQA300), and broadcasters and telecommunications network operators (PQM300).

          Accessories.    Tektronix offers a broad range of accessories for its products, including probes, optical products, and application software.

          Maxtek Components Corporation.    Maxtek Components Corporation, a wholly owned subsidiary of Tektronix, manufactures sophisticated hybrid circuits.

          VideoTele.com.    VideoTele.com (VTC), provides high quality streaming video products to networking, telecommunications and broadcast service providers. This business was transferred to a separate, wholly owned subsidiary of Tektronix in February 2000.

Manufacturing

          The Company’s manufacturing activities primarily consist of assembling and testing products to customer orders. Many major sub-assemblies and peripheral devices are acquired from numerous third party suppliers. Most product design, manufacturing and testing is performed in-house. Although supply shortages are experienced from time to time, the Company currently believes that it will be able to acquire the required materials and components as needed. Because some of these components are unique, disruptions in supply could have an adverse effect on the Company’s manufacturing operations.

          Tektronix’ primary manufacturing activities occur at facilities located in Beaverton, Oregon. Additional software and product development occurs in Bangalore, India, Cambridge, England and Padova, Italy. Some products, components and accessories are assembled in the People’s Republic of China. Protocol analysis products are manufactured at a plant in Berlin, Germany. Some telecommunications test products are manufactured in Padova, Italy and Chelmsford, Massachusetts. PC-based instruments are manufactured in Montreal, Canada. See Item 2—“Properties,” for additional information regarding the Company’s manufacturing facilities.

          Certain Tektronix products are manufactured for the Japanese market at a plant in Gotemba, Japan by Sony/Tektronix Corporation, a Japanese corporation equally owned by Tektronix and Sony Corporation. Sony/Tektronix also designs and manufactures arbitrary waveform and function generators and benchtop semiconductor testers for sale worldwide by Tektronix.

Sales and Distribution

          Tektronix maintains its own worldwide sales and field maintenance organization, staffed with technically trained personnel. Sales in the United States, Canada, Brazil, the United Kingdom, Germany, France, Italy, Poland, Spain, Belgium, Sweden, Denmark, Norway, Finland, Switzerland, Australia, Austria, Hong Kong, Taiwan, Korea, Singapore, China, India, Argentina and Mexico are made through the Company, its subsidiaries and their field offices, or independent distributors and resellers located in principal market areas. Certain of the Company’s independent distributors also sell products manufactured by the Company’s competitors. Except for VTC products, sales in Japan are made by Sony/Tektronix Corporation.

          Tektronix’ principal customers are electronic and computer equipment component manufacturers and service providers, semiconductor manufacturers, communications and networking companies, private industrial concerns engaged in commercial or governmental projects, military and nonmilitary agencies of the United States and of foreign countries, public utilities, educational institutions, and radio and television stations and networks. Certain products are sold to both equipment users and original equipment manufacturers.

          Most Tektronix product sales are sold as standard catalog items. Tektronix attempts to fill its orders as promptly as possible.

          At May 26, 2001, Tektronix’ unfilled Measurement product orders amounted to approximately $170.3 million, as compared to approximately $169.9 million for unfilled Measurement product orders at May 27, 2000. Tektronix expects that substantially all unfilled product orders at May 26, 2001 will be filled during its current fiscal year, except for those cancelled during the year. Orders received by the Company are subject to cancellation by the customer. Most orders are subject to cancellation or rescheduling by customers with little or no penalty, and accordingly backlog on any particular date is not necessarily a reliable indicator of actual sales for any subsequent period.

Geographic Areas of Operations

          Tektronix conducts operations worldwide on a geographic regional basis, with those regions known as the Americas, Europe, Pacific (excluding Japan) and Japan. The Americas region is based in Beaverton, Oregon and covers the United States, Canada and Latin America. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle-East and Africa. The Pacific region covers the Pacific Rim, Australia and New Zealand, and is based in Hong Kong. The Japan operation is based in Tokyo. International sales include both export sales from United States subsidiaries and sales by non-U.S. subsidiaries. See “Business Segments” in the Notes to Consolidated Financial Statements, containing information on sales based upon the location of the purchaser and long-lived assets by geographic area.

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

Research and Development

          Tektronix operates in an industry characterized by rapid technological change, and research and development are important elements in its business. The Company devotes a significant portion of its resources to design and develop new and enhanced products that can be manufactured cost effectively and sold at competitive prices. To focus these efforts, the Company seeks to maintain close relationships with its customers to develop products that meet their needs. Research and design groups and specialized product development groups conduct research and development activities. These activities include: (i) research on basic devices and techniques (ii) the design and development of products and components and specialized equipment and (iii) the development of processes needed for production. Most of Tektronix’ research and development is devoted to enhancing and developing its own products.

          Expenditures for research and development during fiscal years ended May 26, 2001, May 27, 2000, and May 29, 1999 amounted to approximately $153.1 million (all of which was related to Measurement products), $136.5 million (of which $117.3 million was for Measurement products), and $144.7 million (of which $108.0 million was for Measurement products), respectively. Substantially all of these funds were Company generated.

Patents and Intellectual Property

          The Company holds approximately 750 patents, which cover a wide range of products and technologies and have various expiration dates. It is Tektronix’ policy to seek patents in the United States and appropriate foreign countries for its significant patentable developments. However, electronic equipment as complex as most of Tektronix’ products generally are not patentable in their entirety. The Company also seeks to protect significant trademarks and software through trademark and copyright registration. As with any company whose business involves intellectual property, Tektronix is subject to claims of infringement. There are no material pending claims.

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

          Tektronix is the world’s largest manufacturer of oscilloscopes and no single competitor offers as complete a product line. The Company is the leader in sales of test and measurement equipment for the television industry. It is also one of the leaders in sales of logic analyzers and in the rapidly growing telecommunications market. In general, Tektronix competes with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies (formerly the measurement business of Hewlett Packard). Other competitors include Acterna Corporation, LeCroy Corporation, and GN Nettest.

          Tektronix competes with a number of large, worldwide electronics firms that manufacture specialized equipment for the television industry with respect to its television test and measurement products.

Employees

          At May 26, 2001, Tektronix had 4,904 employees, of whom 1,568 were located in foreign countries. Tektronix’ employees in the United States and most foreign countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.

Environment

          The Company’s facilities are subject to numerous laws and regulations concerning the discharge of materials into the environment, or otherwise relating to protection of the environment. The Company operates a licensed hazardous waste management facility at its Beaverton campus. Although future regulatory actions cannot be predicted with certainty, compliance with environmental laws has not had and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

Executive Officers of the Company

          The following are the executive officers of the Company:

Name	Position	Age	Has Served As An Executive Officer of Tektronix Since

Richard H. Wills	President and Chief Executive Officer	46	1997

Colin L. Slade	Vice President and Chief Financial Officer	47	2000

James F. Dalton	Vice President, General Counsel and Secretary	42	1998

David E. Coreson	Vice President, Central Operations	55	2000

Richard D. McBee	Vice President,Worldwide Sales and Marketing	38	2001

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

          All of the named executive officers have been employed by Tektronix in management positions for at least the last five years.

Item 2.    Properties.

          The Company’s headquarters and primary manufacturing facilities are located in Beaverton, Oregon. All properties are maintained in good working order and, except for those held for sale or lease, are substantially utilized and are suitable for the conduct of its business. The Company believes that its facilities are adequate for their intended uses.

          The Beaverton facilities are located in a business park (the “Howard Vollum Park”), which is owned by Tektronix. The Howard Vollum Park includes numerous buildings arranged in a campus-like setting and containing an aggregate of approximately 1.6 million gross square feet of enclosed floor space. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Most manufacturing, office and engineering areas are air-conditioned. The Company leases some excess space at the Howard Vollum Park to other companies.

          A facility in Chelmsford, Massachusetts is leased for Tektronix’ Broadband Transmission Test operations. Gage Applied, Inc., which manufactures personal computer based instruments, is located in a leased facility in Montreal, Canada. Research and development for some video test products using MPEG compression technology, as well as the marketing efforts for those products, occurs at a facility located in Cambridge, England. This facility was acquired when Tektronix purchased Adherent Systems Ltd. in April of 2001. Manufacturing space relating to communications products is also leased in Germany and Italy.

          The Company owns a facility in Nevada City, California that is leased to GVG. GVG purchased the Video and Networking division from Tektronix in September 1999 and continues to operate from the leased premises.

          Tektronix leases sales and service field offices throughout the world.

Item 3.    Legal Proceedings.

          There are no material pending legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

          The Company’s common stock is traded on the New York Stock Exchange under the symbol “TEK”. The Board of Directors authorized the split of the Company’s common stock on a two-for-one basis for shareholders of record on October 10, 2000. The common stock split was effected through a stock dividend. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split. The shares resulting from the split were distributed on October 31, 2000. There were 3,087 shareholders of record as of July 16, 2001. Many of the Company’s shares are held by brokers and other institutions on behalf of shareholders, and the number of such beneficial owners represented by the record holders is not known or readily estimable.

          High and low closing prices for the last two fiscal years were:

Quarter	High	Low
Year Ending May 26, 2001:
Fourth Quarter	$29.85	21.40
Third Quarter	40.50	22.00
Second Quarter	40.00	24.63
First Quarter	43.66	25.50
Year Ending May 27, 2000:
Fourth Quarter	$35.88	23.38
Third Quarter	27.44	15.38
Second Quarter	19.69	14.19
First Quarter	17.78	11.06

          Beginning with the fourth quarter of fiscal year 2000, the Company has not paid a cash dividend on its common stock, and the Board of Directors presently plans to reinvest the Company’s earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Item 6.    Selected Financial Data.

          The following selected financial data, which was derived from audited financial statements, should be read in conjunction with the Company’s consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED FINANCIAL PERFORMANCE
Amounts in millions except per share

	2001	2000	1999	1998	1997
Net sales	$1,235.3	$1,120.6	$1,136.1	$1,357.1	$1,301.6
Gross margin	51.9%	46.8%	42.1%	43.2%	44.4%
Net earnings (loss) from continuing operations	$ 140.1	$ 12.7	$ (64.5)	$ 37.0	$ 56.2
Basic earnings (loss) per share from
continuing operations	$ 1.48	$ 0.13	$ (0.68)	$ 0.37	$ 0.57
Diluted earnings (loss) per share from
continuing operations	$ 1.46	$ 0.13	$ (0.68)	$ 0.36	$ 0.56
Weighted average shares outstanding:
Basic	94.5	94.6	95.4	100.8	99.0
Diluted	96.1	96.3	95.4	102.6	100.4
Dividends per share	$ —	$ 0.18	$ 0.24	$ 0.23	$ 0.20
Total assets	$1,522.1	$1,534.6	$1,248.3	$ 984.4	$ 987.2
Long-term debt	$ 127.8	$ 150.4	$ 150.7	$ 150.7	$ 151.6

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

          Statements and information included in this Annual Report that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding Tektronix’ future expectations, intentions and strategies regarding the future (including new products), orders, revenues and earnings, and statements containing words such as “may,” “could,” “expects,” “believes,” “forecasts,” “plans,” “estimates,” “intends” and “anticipates”. All forward-looking statements in this Annual Report are based on information available to Tektronix on the date hereof, and Tektronix assumes no obligation to update any such forward-looking statements. It is important to note that actual results are subject to a number of trends, risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these are discussed below in the Trends, Risks and Uncertainties section of this Management’s Discussion and Analysis.

General

          Tektronix, Inc. (“Tektronix” or the “Company”) operates as a focused test, measurement and monitoring company, providing measurement solutions to customers in many industries, including computers, telecommunications and semiconductors. Prior to fiscal year 2001, the Company operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. During fiscal year 2000, the Company sold substantially all of the assets of the Color Printing and Imaging and Video and Networking divisions. The Company maintains operations in five major geographies: the United States; Europe; the Americas, including Mexico, Canada and South America; the Pacific, excluding Japan; and Japan.

          As a focused measurement company, Tektronix enables its customers to design, build, deploy and manage next-generation global communications networks and many other electronic technologies. Revenue is derived principally through the development and marketing of a range of products including: oscilloscopes; logic analyzers; communications test equipment, including products for network monitoring and protocol test, optical transmission test and mobile production test; video test equipment; video streaming products; and related components, services and accessories.

Acquisition of Adherent Systems Ltd.

          On April 18, 2001, the Company completed the strategic acquisition of Adherent Systems Ltd. (“Adherent”), located in Cambridge, England. Adherent is a technology leader in MPEG measurement and analysis for digital video. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of Adherent will be consolidated in the Company’s financial statements. Pro forma comparative results of operations are not presented as they do not materially differ from the Company’s reported results of operations.

Sale of Color Printing and Imaging

          On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation (“Xerox”). The sales price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During the third quarter of fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. As of May 26, 2001, the accrual for estimated liabilities related to the sale was $57.3 million.

          The Company accounted for the Color Printing and Imaging division as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In accordance with this accounting guidance, operating results of the division through December 31, 1999, were excluded from each applicable line of the Consolidated Statements of Operations and included in Net earnings from discontinued operations for the periods reported. The cash flows of the division were also excluded from each applicable line of the Consolidated Statements of Cash Flows and included in Net cash provided by (used in) discontinued operations on those statements. During the year ended May 27, 2000, Color Printing and Imaging realized net sales of $369.5 million and a net loss from operations of $4.0 million. During the fiscal year ended May 29, 1999 the division realized net sales of $725.4 million and net earnings of $13.4 million.

Sale of Video and Networking

          On August 9, 1999, the Company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to Grass Valley Group Inc. (“GVG”). During fiscal year 2000, Tektronix recorded pre-tax charges of $31.6 million for losses incurred or expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of assets to be transferred over the proceeds received, as well as asset impairments incurred as a result of the sale. The companies closed the sale with a series of transactions in fiscal year 2000. Tektronix received cash of $30.2 million, before transaction costs of $1.1 million and notes receivable with a carrying value of $32.5 million. The sale of the Video and Networking division did not meet the criteria to be recorded as a discontinued operation in accordance with APB Opinion No. 30.

          In fiscal year 2001, the Company resolved certain outstanding contingencies related to the sale of the Video and Networking division. The resolution of these items resulted in a net credit of approximately $1.5 million, which is included in (Gain) loss on sale of the Video and Networking division on the Consolidated Statements of Operations. In addition, the Company converted a portion of the existing notes receivable from GVG to preferred stock of GVG. As of May 26, 2001, the Company held a note receivable with a carrying value of $18.1 million which is recorded in Other long-term assets on the Consolidated Balance Sheets and preferred stock of GVG with a basis of $11.5 million, which is classified as available-for-sale securities and recorded in Long-term marketable investments on the Consolidated Balance Sheets.

Repurchase of Common Stock

          On March 15, 2000, the Board of Directors authorized the purchase of up to $545.0 million of the Company’s common stock on the open market or through negotiated transactions. During fiscal year 2001, the Company repurchased a total of 4.6 million shares for $126.2 million. As of May 26, 2001, the Company has repurchased a total of 6.2 million shares at an average price of $26.84 per share totaling $166.0 million under this authorization. Share amounts above have been restated to reflect a two-for-one stock split effective October 31, 2000.

Non-Recurring Charges

          During fiscal year 2001, the Company substantially completed all actions under the 1999 and 2000 restructuring plans described below. Accrued costs remaining at May 26, 2001 include amounts for actions that have been taken, but for which expenditures have not yet been made.

The 2000 Plan

          In the third quarter of fiscal year 2000, the Company announced and began to implement a series of actions (the “2000 Plan”) intended to consolidate worldwide operations and transition the Company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring products. Major actions under the 2000 Plan included the exit from and consolidation within underutilized facilities, including the write-off of assets abandoned in conjunction with this action, the write-off and disposal of certain excess service and other inventories, and focused headcount reductions to streamline the cost structure to that of a smaller Measurement business and to eliminate duplicative functions within the Company’s infrastructure.

The 1999 Plan

          In the second quarter of fiscal year 1999, the Company announced and began to implement a series of actions (the “1999 Plan”) intended to align the Company’s worldwide operations with market conditions and to improve the profitability of its operations. These actions included a net reduction of approximately 15% of the Company’s worldwide workforce, the exit from certain facilities and the streamlining of product and service offerings.

Charges under the Plans

          Total fiscal year 2001 pre-tax non-recurring credits, net on the Condensed Consolidated Statements of Operations totaled $10.0 million. The net credits of $10.0 million consisted of a $2.3 million loss on sale of assets and approximately $2.9 million of adjustments to the existing restructuring plans, offset by restructuring reserve reversals of $15.2 million.

          Pre-tax, non-recurring restructuring and other related charges, net recorded during fiscal year 2000 totaled $52.2 million. These net charges included $64.8 million of charges related to the 2000 Plan, $13.7 million of net reversals and adjustments to the 1999 and 2000 Plans and $1.1 million of in-process research and development charges related to the acquisition of Gage Applied Sciences, Inc. Of the net $52.2 million, $14.8 million was recorded in cost of sales, while $37.7 million was recorded in non-recurring charges and $0.3 million was reversed to selling, general and administrative expenses.

          Pre-tax, non-recurring restructuring and other related charges, net recorded during fiscal year 1999 totaled $120.5 million, including $115.8 million in charges related to the 1999 Plan, $9.9 million of other non-recurring charges and $5.2 million of net reversals and adjustments. Of the net $120.5 million, $84.8 million was recorded in non-recurring charges, $25.8 million was recorded in cost of sales, $5.1 million was recorded in sales, $4.0 million was recorded in research and development expenses and $0.8 million was recorded in selling, general and administrative expenses.

Results of Operations

Highlights of Condensed Consolidated Results of Continuing Operations

	For the years ended
	May 26, 2001	May 27, 2000	May 29, 1999
	(In thousands, except per share amounts)
Net sales	$1,235,275	$1,120,555	$1,136,136
Cost of sales	593,779	596,191	657,422

Gross profit	641,496	524,364	478,714
Research and development expenses	153,128	136,494	144,665
Selling, general and administrative expenses	312,968	316,974	329,602
Non-recurring (credits) charges, net	(9,972)	37,716	84,780
(Gain) loss on the sale of Video and Networking	(1,456)	31,613	—
Other operating loss (income)	128	(18,099)	(2,874)

Operating income (loss)	186,700	19,666	(77,459)
Non-operating income (expense), net	33,488	(85)	(17,443)

Earnings (loss) before taxes	220,188	19,581	(94,902)
Income tax expense (benefit)	80,079	6,855	(30,369)

Net earnings (loss) from continuing operations	$ 140,109	$ 12,726	$ (64,533)

Net earnings (loss) per share from continuing operations—basic	$ 1.48	$ 0.13	$ (0.68)
Net earnings (loss) per share from continuing operations—diluted	$ 1.46	$ 0.13	$ (0.68)
Average shares outstanding—basic	94,459	94,555	95,399
Average shares outstanding—diluted	96,103	96,280	95,399

Fiscal Year 2001 Compared to Fiscal Year 2000

Economic Conditions

          Through the first three quarters of fiscal year 2001, the Company experienced record consolidated orders growth of 19%. During fiscal year 2001, economic conditions had a negative impact on many markets into which the Company sells products including, but not limited to, mobile handset manufacturing, automated test equipment, optical design and manufacturing, telecommunications and semiconductor manufacturing. These conditions adversely impacted the Company during the latter part of fiscal year 2001, as product orders declined and order cancellations increased. Specifically, the orders for the fourth quarter of fiscal year 2001 declined 32%

from the comparable period of fiscal year 2000. As a result of these trends, management of the Company anticipates that orders in the first quarter of fiscal year 2002 will decline relative to the comparable period of fiscal year 2001. In addition, future sales levels and operating margins may be reduced as a result of a decline in orders. In response to an anticipated reduction in orders, management of the Company expects to incur certain one-time costs in the first quarter of fiscal year 2002 to better align future operating expense levels with reduced sales levels. Management of the Company is unable to predict the ultimate severity and duration of the recent economic conditions or their ultimate impact on the Company.

Orders

          Consolidated orders for fiscal year 2001 were $1,152.7 million, an increase of $46.4 million or 4% over orders of $1,106.3 million in fiscal year 2000. This improvement was due to an increase of $85.4 million in Measurement orders, offset by a decrease of $39.0 million due to the sale of substantially all of the Video and Networking division in 2000. Consolidated orders increased in several geographies, with the Pacific and Japan experiencing the largest growth. Orders from the Pacific were $168.8 million, an increase of $31.5 million or 23% over fiscal year 2000 orders, while orders from Japan were $98.0 million, an increase of $23.6 million or 32% over fiscal year 2000 orders. Orders from the United States grew a modest 1% to $594.2 million in fiscal year 2001. Growth in orders in these geographies is primarily attributed to the favorable market conditions experienced in the first half of the fiscal year, strong demand for new products and continued strong demand for existing products. Orders declined in Europe and the Americas with decreases of $14.0 million or 6% and $2.2 million or 4%, respectively, resulting from the above noted economic downturn that, during the latter part of the fiscal year, negatively impacted many markets into which the Company sells products.

Net Sales

          Consolidated net sales of $1,235.3 million for fiscal year 2001 increased $114.7 million or 10% over fiscal year 2000 net sales of $1,120.6 million. The change in net sales was primarily attributable to an increase of $184.6 million in Measurement sales during fiscal year 2001, offset in part by a decrease of $59.6 million due to the sale of substantially all of the Video and Networking division in fiscal year 2000. Consolidated sales growth was experienced in all major geographies, with the United States and the Pacific experiencing the most significant sales growth. Net sales in the United States increased $59.8 million or 10% over fiscal year 2000 and net sales in the Pacific increased $31.5 million or 23% over fiscal year 2000. Growth in sales is the direct result of the growth in orders noted above which was primarily attributable to the favorable market conditions experienced in the first half of the fiscal year, strong demand for new products and continued strong demand for existing products. Sales growth in excess of orders growth is attributable to the Company’s fulfillment of backlog orders during the fiscal year.

Gross Profit

          Consolidated gross profit was $641.5 million or 52% of net sales for the year ended May 26, 2001, an increase of 22% over gross profit of $524.4 million or 47% of net sales for fiscal year 2000. These increases were primarily due to a favorable shift in the mix to higher margin products. In addition, the fiscal year 2000 gross margin was diluted by sales of lower margin Video and Networking products and non-recurring charges.

Operating Expenses

          For the fiscal year ended May 26, 2001, operating expenses were $454.8 million, a decrease of $49.9 million from $504.7 million for fiscal year 2000. The decrease is primarily attributable to a reduction of non-recurring charges in fiscal year 2001, the loss on the sale of the Video and Networking division in fiscal year 2000 and a reduction due to the absence of operating expenses associated with the Video and Networking division in fiscal year 2001. Non-recurring credits were $10.0 million during fiscal year 2001 as a result of favorable adjustments to previous charges. Non-recurring charges, net were $37.7 million during fiscal year 2000.

          Selling, general and administrative expenses were $313.0 million or 25% of net sales for fiscal year 2001, a decrease of $4.0 million from $317.0 million or 28% of net sales for fiscal year 2000. The decrease relative to net sales was primarily due to efficiencies gained through higher sales volume combined with effective control of expenses.

          Research and development expenses were $153.1 million in fiscal year 2001, an increase of 12% over $136.5 million in fiscal year 2000. As a percentage of sales, research and development expenses remained constant at 12% in both years as the Company continued to invest in the development of new products.

          A net loss from asset dispositions of $1.8 million was incurred in fiscal year 2001 compared to a net gain of $15.6 million in fiscal year 2000. The gain in fiscal year 2000 was primarily the result of the sale of land and buildings that were no longer necessary for on-going operations as a result of the divestitures of the Video and Networking and Color Printing and Imaging divisions in that fiscal year.

Non-Operating Income / Expense

          Interest expense was $13.0 million in fiscal year 2001, as compared with $15.8 million in fiscal year 2000. The decrease in interest expense is due to a reduction in the average balance of outstanding debt due to the Company’s retirement of $22.5 million of outstanding long-term debt during the fiscal year. Interest income was $53.1 million in fiscal year 2001 as compared with $23.0 million in fiscal year 2000. The significant increase in fiscal year 2001 was primarily due to a full year of interest earned on the proceeds from the sale of the Color Printing and Imaging division which occurred in January 2000.

Income Taxes

          Income tax expense from continuing operations was $80.1 million in fiscal year 2001 or 36% of income before taxes, as compared with $6.9 million in fiscal year 2000, or 35% of income before taxes. The increase in the effective tax rate was primarily due to adjustments to tax valuation allowances with respect to foreign tax credit carryovers.

Consolidated Net Earnings

          The Company recognized consolidated net earnings of $140.1 million or $1.46 per diluted share for the year ended May 26, 2001, as compared with net earnings of $349.0 million or $3.63 per diluted share in fiscal year 2000. The decrease is due to the net earnings from discontinued operations related to the Color Printing and Imaging division in 2000 of $336.3 million, or $3.49 earnings per diluted share, offset by the improved earnings from continuing operations in fiscal year 2001 as discussed above.

Fiscal Year 2000 Compared to Fiscal Year 1999

Orders

          Consolidated orders for fiscal year 2000 were $1,106.3 million, an increase of $54.8 million or 5% over orders of $1,051.5 million in fiscal year 1999, due to an increase of $249.4 million in Measurement orders, offset in part by a decrease of $194.6 million in Video and Networking orders.

          Measurement orders for fiscal year 2000 were $1,067.3 million, an increase of $249.4 million or 30% over fiscal year 1999 orders of $817.9 million. Orders increased in all major geographies, with the United States and the Pacific experiencing the largest increases. Orders from the United States were $565.5 million, an increase of $155.9 million or 38% over 1999 orders, while orders from the Pacific were $133.0 million, an increase of $29.4 million or 28% over 1999 orders. Growth in orders can be primarily attributed to favorable market conditions and strong demand for new products released late in fiscal year 1999 and during fiscal year 2000.

Net Sales

          Consolidated net sales of $1,120.6 million for fiscal year 2000 were down slightly from fiscal year 1999 net sales of $1,136.1 million. This decline was due to the sale of the Video and Networking division during the year, which resulted in a $197.0 million decrease in that division’s sales, offset in part by an increase in Measurement sales of $171.2 million and the addition of other sales of $10.3 million in fiscal year 2000.

          Net sales for Measurement increased 19% to $1,050.7 million, as compared to net sales of $879.5 million for fiscal year 1999. Sales growth was experienced in all major geographies, with the United States and the Americas experiencing the most significant sales growth. Measurement net sales in the United States increased $110.1 million or 25% over 1999 and net sales in the Americas increased $25.3 million or 66% over 1999. Growth was driven by overall strength in the computer, telecommunications and semiconductor markets and sales of new products released late in fiscal year 1999 and during fiscal year 2000.

Gross Profit

          The Company’s gross profit from continuing operations was $524.4 million for the year ended May 27, 2000, an increase over gross profit of $478.7 million for 1999. Excluding net non-recurring charges to cost of sales of $14.8 million in fiscal year 2000, gross profit was $539.1 million or 48.1% of net sales. This is compared to gross profit of $509.6 million or 44.7% of net sales, excluding non-recurring charges to sales and cost of sales of $5.1 million and $25.8 million, respectively, for fiscal year 1999. The significant increase in gross margin in fiscal year 2000 was due mainly to the sale of the Video and Networking division and overall improvement in Measurement margins.

          In fiscal year 2000, Measurement gross profit grew to $529.8 million, or 50.4% of net sales, from $432.6 million or 49.2% of net sales for 1999. The increase resulted mainly from higher sales levels and improved margins. Gross margins improved due to higher margins on oscilloscopes introduced late in fiscal year 1999, higher margins on communications products introduced during fiscal year 2000 and increased sales volume on a partially fixed cost base.

Operating Expenses

          For the year ended May 27, 2000, operating expenses were $504.7 million, down from $556.2 million for fiscal year 1999. Excluding non-recurring charges of $69.1 million, fiscal year 2000 operating expenses were $435.6 million, a decrease of $31.0 million from fiscal year 1999 operating expenses of $466.6 million, excluding non-recurring charges of $89.6 million. This decline was due mainly to a decrease in selling, general and administrative expenses and earnings from investments in business ventures in fiscal year 2000 as compared to losses in fiscal year 1999.

          Excluding non-recurring credits of $0.3 million, selling, general and administrative expenses were $317.2 million or 28% of net sales for fiscal year 2000, a decrease of $11.6 million from $328.8 million or 29% of net sales, excluding $0.8 million of non-recurring charges, for fiscal year 1999. This decline resulted primarily from only four months of Video and Networking results included in fiscal year 2000, offset in part by an increase in commissions on higher sales and other performance-related incentives and bonuses.

          Equity in business ventures’ (earnings) loss increased from losses of $9.2 million in fiscal year 1999 to earnings of $2.5 million in fiscal year 2000. The significant losses in fiscal year 1999 resulted mainly from $5.5 million of Merix losses and $4.6 million of Sony/Tektronix losses.

          Non-recurring charges, net were $37.7 million during fiscal year 2000 and $84.8 million during fiscal year 1999. See the Non-Recurring Charges section of this Management’s Discussion and Analysis for further information on these charges.

          Gain on asset dispositions was $15.6 million and $12.1 million in fiscal years 2000 and 1999, respectively. These gains were the result of the sale of several significant buildings and parcels of land in conjunction with the Company’s plan to exit from and consolidate within facilities while transitioning to a focused Measurement business.

Non-Operating Income / Expense

          Interest expense was $15.8 million in fiscal year 2000, as compared with $17.8 million in fiscal year 1999. Interest expense fluctuated in direct proportion to the amount of short-term debt held by the Company in each year. Interest income was $23.0 million in fiscal year 2000 as compared with $2.1 million in fiscal year 1999. The significant increase in fiscal year 2000 was mainly due to interest earned on the proceeds from the sale of the Color Printing and Imaging division.

Income Taxes

          Income tax expense from continuing operations was $6.9 million in fiscal year 2000, as compared to an income tax benefit of $30.4 million in fiscal year 1999. The increase in expense in fiscal year 2000 is due mainly to increased earnings from continuing operations before taxes.

          Income tax expense related to discontinued operations was $196.4 million in fiscal year 2000, including $198.5 million in expense related to the gain on the sale of the Color Printing and Imaging division, offset in part by a tax benefit of $2.1 million related to the fiscal year 2000 net operating loss from the division. Tax expense related to earnings from discontinued operations was $6.3 million in fiscal year 1999.

          The Company’s effective tax rate for fiscal year 2000 was 35% as compared to 32% in fiscal year 1999. The increase in the tax rate from fiscal year 1999 to fiscal year 2000 was attributed mainly to the significant gain on the sale of the Color Printing and Imaging division realized in fiscal year 2000.

Net Earnings (Loss) from Continuing Operations

          The Company recognized net earnings from continuing operations of $12.7 million, or $0.13 per diluted share, for the year ended May 27, 2000, as compared to a net loss from continuing operations of $64.5 million, or $0.68 per diluted share, during the same period in 1999.

          During fiscal year 2000, the Company recorded pre-tax net non-recurring charges of $83.8 million ($54.5 million after-tax). These charges included $51.1 million in charges related to the 2000 Plan, $31.6 million in charges related to the sale of Video and Networking and a $1.1 million IPR&D charge related to the acquisition of Gage Applied Sciences, Inc. Excluding these charges, the Company would have recognized net earnings from continuing operations of $67.2 million, or $0.70 per diluted share, for the year ended May 27, 2000.

          For the year ended May 29, 1999, the Company would have recognized $17.4 million, or $0.18 per diluted share, in net earnings from continuing operations, excluding $81.9 million in after-tax net non-recurring charges.

Net Earnings from Discontinued Operations

          The Company recognized net earnings from discontinued operations of $336.3 million, or $3.49 per diluted share, for the year ended May 27, 2000, as compared to net earnings of $13.4 million, or $0.14 per diluted share, for the same period in 1999. Net earnings from discontinued operations for 2000 included the $340.3 million net gain on the sale of the Color Printing and Imaging division.

Consolidated Net Earnings (Loss)

          The Company recognized consolidated net earnings of $349.0 million or $3.63 per diluted share for the year ended May 27, 2000, as compared to a net loss of $51.2 million or $0.54 per diluted share in fiscal year 1999.

Financial Condition, Liquidity and Capital Resources

          At May 26, 2001, the Company’s working capital was $617.7 million, a decrease of $164.1 million from the end of fiscal year 2000, as the result of a decrease in current assets offset in part by a decrease in current liabilities during fiscal year 2001. Current assets decreased $178.4 million primarily due to the shift of $188.5 million from short-term marketable investments to long-term marketable investments, while current liabilities decreased $14.3 million.

          At May 26, 2001, the Company held $791.7 million in cash and cash equivalents and marketable investments, as well as bank credit facilities totaling $260.4 million, of which $255.6 million was unused. Unused facilities included $105.6 million in miscellaneous lines of credit and $150.0 million under revolving credit agreements with United States and foreign banks.

          During fiscal year 2001, cash and cash equivalents decreased $391.4 million due mainly to the investment of an additional $182.1 million in short-term marketable investments and $188.5 million in long-term marketable investments over fiscal year 2000 and the repurchase of approximately 4.6 million shares of the Company’s common stock for $126.2 million during fiscal 2001, offset by approximately $138.0 million of cash provided by operations. The share amount above has been restated to reflect the two-for-one stock split effective October 31, 2000.

          Property, plant and equipment, net, decreased $16.8 million to $171.8 million at the end of fiscal year 2001. The decrease was due mainly to $7.6 million of net disposals and $41.0 million in depreciation expense for the year. These decreases were partially offset by approximately $31.5 million in capital expenditures during the same period.

          Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations and capital expenditures through May 2002.

Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company adopted SFAS 133 on the first day of fiscal year 2002 and it did not have a material effect on the Company’s consolidated financial statements.

          In July 2001, the FASB issued SFAS No. 141, “Business Combinations”. The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. Management has completed an evaluation of the effects of this statement and believes that it will not have a material effect on the Company’s consolidated financial statements.

          In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 20, 2001. Management is currently evaluating the effect on the Company’s consolidated financial statements.

Trends, Risks and Uncertainties

          Described below and elsewhere in this Annual Report and in other documents the Company files with the Securities and Exchange Commission and in its press releases are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report.

Market Risk and Cyclical Downturns in the Markets in Which Tektronix Competes

          Tektronix’ business depends predominantly on capital expenditures of manufacturers in the telecommunications, semiconductor, and computer industries. Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment, including test and measurement equipment manufactured and marketed by Tektronix. During periods of reduced and declining demand, Tektronix must rapidly align its cost structure with prevailing market conditions while at the same time motivating and retaining key employees. During the last two quarters of fiscal year 2001, the Company’s sales and orders began to be affected by the current cyclical downturn in its customers’ markets. The extent of this downturn, and how long it will last, is unknown. No assurance can be given that Tektronix’ net sales and operating results will not be further adversely impacted by the current or any future downturns or slowdowns in the rate of capital investment in these industries.

Timely Delivery of Competitive Products

          Tektronix sells its products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. The Company’s ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because Tektronix sells test and measurement products that enable its customers to develop new technologies, the Company must accurately predict the ever-evolving needs of those customers and deliver appropriate products and technologies at competitive prices to meet customer demands. The Company’s ability to deliver such products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third party providers on a timely basis and at reasonable prices. Failure to deliver competitive products in a timely manner and at a reasonable price could have an adverse effect on the results of operations, financial condition or cash flows of the Company.

Competition

          Tektronix participates in the highly competitive test, measurement and monitoring industry, competing directly with Agilent Technologies, Inc., Acterna Corporation, LeCroy Corporation and others for customers. Competition in the Company’s business is based primarily on product performance, technology, customer service, product availability and price. Some of the Company’s competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which Tektronix competes. The Company faces pricing pressures that have had and may continue to have an adverse impact on the Company’s earnings. If the Company is unable to compete effectively on these and other factors, it could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

          In the current business environment, the Company must also compete with these and other companies to attract and retain talented employees who will be key to the on-going success of the Company. Risks relating to this competition could include higher than anticipated compensation expense, additional stock option issuances, new product delays and other related delays in the execution of the Company’s strategic plan.

Supplier Risks

          The Company’s manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company’s future operating results.

Worldwide Economic and Market Conditions

          Tektronix currently maintains operations in the U.S., Europe, the Pacific, the Americas and Japan. During the last fiscal year, nearly one half of the Company’s revenues were from international sales. In addition, some of the Company’s manufacturing operations and key suppliers are located in foreign countries. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business abroad, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, disruptions or delays in shipments and changes in other economic conditions. These factors, among others, could influence the Company’s ability to sell in international markets, as well as its ability to manufacture products or procure supplies. A significant downturn in the global economy could adversely affect the Company’s results of operations, financial position or cash flows.

Intellectual Property Risks

          As a technology-based company, Tektronix’ success depends on developing and protecting its intellectual property. Tektronix relies generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of the Company’s products, however, is generally not patentable in its entirety. Tektronix also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that actions the Company takes to establish and protect proprietary rights will be adequate. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse affect on the Company’s results of operations, financial position or cash flows. From time to time in the usual course of business, the Company receives notices from third parties regarding intellectual property infringement or takes action against others with regard to intellectual property rights. Even where the Company is successful in defending or pursuing such claims, the Company may incur significant costs. In the event of a successful claim against the Company, Tektronix could lose its rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on the Company’s business.

Environmental Risks

          Tektronix is subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of its hazardous chemicals used during the Company’s manufacturing process. The Company operates a licensed hazardous waste management facility at its Beaverton, Oregon campus. If Tektronix fails to comply with any present and future regulations, the Company could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict the Company’s ability to expand its facilities or could require Tektronix to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.

Possible Volatility of Stock Price

          The price of the Company’s common stock may be subject to wide, rapid fluctuations. Such fluctuations may be due to factors specific to the Company, such as changes in operating results or changes in analysts’ estimates regarding earnings. Fluctuations in the stock price may also be due to factors relating to the telecommunications, semiconductor, and computer industries or to the securities markets in general. Fluctuations in the stock price have often been unrelated to the operating performance of the specific companies whose stocks are traded. Shareholders should be willing to incur the risk of such fluctuations.

Other Risk Factors

          Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or the Company’s business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of the Company’s sales are generated from orders received during each quarter and other risk factors.

          The Company may make other forward-looking statements from time to time. Forward-looking statements speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions to forward-looking statements that may be made to reflect subsequent events or circumstances or to reflect the occurrence of unanticipated events.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risk

          The Company is exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.

          The Company maintains a short-term and long-term investment portfolio consisting primarily of fixed rate commercial paper, corporate notes and bonds, and asset backed securities with maturities less than one year. An increase in interest rates would decrease the value of certain of these investments. However, a 10% increase in interest rates would not have a material impact on the Company’s results of operations, financial position or cash flows as the Company has the ability to hold these fixed rate investments until maturity.

          At May 26, 2001 and May 27, 2000, the Company’s debt obligations had fixed interest rates. In management’s opinion, a 10% change in interest rates would not be material to the Company’s results of operations, financial position or cash flows.

          The Company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation and other companies. The Company has not entered into any hedging programs to mitigate equity price risk. In management’s opinion, an adverse change of 20% in the value of these securities would not be material to the Company’s results of operations, financial position or cash flows.

          The Company is exposed to foreign currency exchange rate risk primarily through transactions and commitments denominated in foreign currencies. The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. The Company’s policy is to only enter into derivative transactions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In management’s opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments and therefore the Company’s results of operations, financial position or cash flows.

Independent Auditors’ Report

To the Directors and Shareholders of Tektronix, Inc.:

          We have audited the accompanying consolidated balance sheets of Tektronix, Inc. and subsidiaries as of May 26, 2001 and May 27, 2000, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended May 26, 2001, May 27, 2000, and May 29, 1999. Our audits also included the financial statement schedule listed in the Index at item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

          We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tektronix, Inc. and subsidiaries as of May 26, 2001 and May 27, 2000, and the results of their operations and their cash flows for the years ended May 26, 2001, May 27, 2000, and May 29, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/	DELOITTE & TOUCHE LLP

Portland, Oregon
June 21, 2001

Item 8.    Financial Statements and Supplementary Data.

Consolidated Statements of Operations

	For the years ended
	May 26,2001	May 27,2000	May 29,1999
	(In thousands, except per share amounts)
Net sales	$1,235,275	$1,120,555	$1,136,136
Cost of sales	593,779	596,191	657,422

Gross profit	641,496	524,364	478,714
Research and development expenses	153,128	136,494	144,665
Selling, general and administrative expenses	312,968	316,974	329,602
Equity in business ventures’ (earnings) loss	(1,643)	(2,549)	9,230
Non-recurring (credits) charges, net	(9,972)	37,716	84,780
(Gain) loss on sale of the Video and Networking division	(1,456)	31,613	—
Loss (gain) on asset dispositions	1,771	(15,550)	(12,104)

Operating income (loss)	186,700	19,666	(77,459)
Interest income	53,125	22,978	2,126
Interest expense	(13,026)	(15,798)	(17,838)
Other expense, net	(6,611)	(7,265)	(1,731)

Earnings (loss) before taxes	220,188	19,581	(94,902)
Income tax expense (benefit)	80,079	6,855	(30,369)

Net earnings (loss) from continuing operations	140,109	12,726	(64,533)
Discontinued operations:
Net (loss) earnings from operations of Color Printing and Imaging division
(less applicable income tax (benefit) expense of $0, (2,063) and 6,293, respectively.)	—	(3,995)	13,372
Gain on sale of Color Printing and Imaging (less applicable income tax expense of $198,476)	—	340,307	—

Net earnings from discontinued operations	—	336,312	13,372

Net earnings (loss)	$ 140,109	$ 349,038	$ (51,161)

Net earnings (loss) per share—basic	$ 1.48	$ 3.69	$ (0.54)
Net earnings (loss) per share—diluted	1.46	3.63	(0.54)

Net earnings (loss) per share from continuing operations—basic	1.48	0.13	(0.68)
Net earnings (loss) per share from continuing operations—diluted	1.46	0.13	(0.68)

Net earnings per share from discontinued operations—basic	—	3.56	0.14
Net earnings per share from discontinued operations—diluted	—	3.49	0.14

Dividends per share	—	0.18	0.24
Weighted average shares outstanding—basic	94,459	94,555	95,399
Weighted average shares outstanding—diluted	96,103	96,280	95,399

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

	May 26, 2001	May 27, 2000
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$ 292,429	$ 683,808
Short-term marketable investments	282,005	99,897
Trade accounts receivable, net of allowance for doubtful accounts of $4,573 and $4,909,
respectively	142,977	162,768
Inventories	149,964	114,001
Other current assets	66,269	51,583

Total current assets	933,644	1,112,057
Property, plant and equipment, net	171,750	188,544
Long-term marketable investments	217,258	14,988
Deferred tax assets, net	3,318	30,928
Other long-term assets	196,127	188,120

Total assets	$1,522,097	$1,534,637

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$ 205,038	$ 222,272
Accrued compensation	96,703	95,623
Deferred revenue	14,208	12,329

Total current liabilities	315,949	330,224
Long-term debt	127,840	150,369
Other long-term liabilities	64,963	76,450
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value (authorized 1,000 shares; none issued)	—	—
Common stock, no par value (authorized 400,000 shares; issued and outstanding 92,077 at
May 26, 2001 and 95,083 at May 27, 2000)	225,003	198,868
Retained earnings	778,428	753,796
Accumulated other comprehensive income	9,914	24,930

Total shareholders’ equity	1,013,345	977,594

Total liabilities and shareholders’ equity	$1,522,097	$1,534,637

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended
	May 26,2001	May 27,2000	May 29,1999
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)	$ 140,109	$ 349,038	$ (51,161)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Loss (earnings) from discontinued operations	—	3,995	(13,372)
Pre-tax gain on the sale of Color Printing and Imaging	—	(538,783)	—
Pre-tax net non-recurring (credits) charges	(10,799)	52,213	120,489
(Gain) loss on sale of the Video and Networking division	(1,456)	31,613	—
Depreciation and amortization expense	44,819	44,124	61,287
Asset impairments	7,337	—	—
Gain on the disposition of fixed assets	(1,287)	(15,550)	(12,104)
Gain on the disposition of marketable equity securities	—	(7,889)	(6,455)
Bad debt expense	2,309	4,350	3,287
Deferred income tax expense (benefit)	18,865	21,263	(24,196)
Equity in business ventures’ (earnings) loss	(1,643)	(2,549)	9,230
Changes in operating assets and liabilities:
Accounts receivable	18,118	(4,187)	38,577
Inventories	(36,860)	(19,380)	(5,774)
Other current assets	(22,046)	33,623	(32,814)
Accounts payable	(11,898)	(19,363)	(25,725)
Accrued compensation	6,680	(10,037)	(63,520)
Deferred revenue	1,879	13,463	3,704
Other long-term assets and liabilities, net	(16,133)	(22,684)	809

Net cash provided by (used in) continuing operations	137,994	(86,740)	2,262
Net cash provided by (used in) discontinued operations	—	22,401	(46,587)

Net cash provided by (used in) operating activities	137,994	(64,339)	(44,325)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(31,501)	(42,253)	(71,556)
Acquisition of businesses, net of cash acquired	(16,658)	(12,975)	(4,300)
Net proceeds from the sale of business divisions	—	928,735	—
Proceeds from the disposition of fixed assets	5,593	53,124	24,187
Proceeds from the disposition of investments	570	21,383	8,929
Dividend received from joint venture	8,451	—	—
Net purchases of short-term marketable investments	(182,108)	(99,897)	—
Purchases of long-term marketable investments	(188,484)	—	—

Net cash (used in) provided by investing activities	(404,137)	848,117	(42,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in short-term debt	(467)	(115,737)	110,069
Repayment of long-term debt	(22,529)	(502)	(629)
Proceeds from employee stock plans	23,920	58,826	5,260
Repurchase of common stock	(126,160)	(65,382)	(85,524)
Dividends	—	(16,922)	(22,905)

Net cash (used in) provided by financing activities	(125,236)	(139,717)	6,271

Net (decrease) increase in cash and cash equivalents	(391,379)	644,061	(80,794)
Cash and cash equivalents at beginning of period	683,808	39,747	120,541

Cash and cash equivalents at end of period	$ 292,429	$ 683,808	$ 39,747

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid, net	$ 59,362	$ 123,000	$ 10,100
Interest paid	11,892	16,595	16,662
NON-CASH INVESTING ACTIVITIES
Note receivable for sale of Video and Networking assets	—	27,920	—
Note receivable for sale of receivables to Grass Valley Group Inc.	—	4,556	—
Common stock of Grass Valley Group Inc. for sale of Video and Networking assets	—	6,300	—
Conversion of Grass Valley Group Inc. note receivable to preferred stock of Grass Valley Group Inc.	11,483	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income
	Shares	Amount			Total
		(In thousands)
Balance May 30, 1998	100,689	$223,527	$ 532,679	$ 28,735	$ 784,941
Components of comprehensive loss:
Net loss (net of tax of $(24,076))	—	—	(51,161)	—	(51,161)
Currency adjustment (net of tax of $188)	—	—	—	281	281
Unrealized holding losses—net (net of tax of $(3,973))	—	—	—	(9,330)	(9,330)

Total comprehensive loss					(60,210)
Shares issued to employees	254	5,260	—	—	5,260
Shares repurchased	(7,126)	(85,524)	—	—	(85,524)
Dividends—$0.24 per share	—	—	(22,905)	—	(22,905)

Balance May 29, 1999	93,817	143,263	458,613	19,686	621,562
Components of comprehensive income:
Net earnings (net of tax of $203,268)	—	—	349,038	—	349,038
Currency adjustment (net of tax of $(759))	—	—	—	(1,138)	(1,138)
Unrealized holding gains—net (net of tax of $3,708)	—	—	—	6,382	6,382

Total comprehensive income					354,282
Shares issued to employees	4,332	84,054	—	—	84,054
Shares repurchased	(3,066)	(28,449)	(36,933)	—	(65,382)
Dividends—$0.18 per share	—	—	(16,922)	—	(16,922)

Balance May 27, 2000	95,083	198,868	753,796	24,930	977,594
Components of comprehensive income:
Net earnings (net of tax of $80,079)	—	—	140,109	—	140,109
Currency adjustment (net of tax of $(11,937))	—	—	—	(17,905)	(17,905)
Unrealized holding gains—net (net of tax of $2,138)	—	—	—	2,889	2,889

Total comprehensive income					125,093
Shares issued to employees	1,616	36,818	—	—	36,818
Shares repurchased	(4,622)	(10,683)	(115,477)	—	(126,160)

Balance May 26, 2001	92,077	$225,003	$ 778,428	$ 9,914	$1,013,345

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.    The Company

          Tektronix, Inc. (“Tektronix” or the “Company”) operates as a focused test, measurement and monitoring company, providing measurement solutions to customers in many industries, including computers, telecommunications and semiconductors. Prior to fiscal year 2001, the Company operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. During fiscal year 2000, the Company sold substantially all of the assets of the Color Printing and Imaging and Video and Networking divisions. The Company maintains operations in five major geographies: the United States; Europe; the Americas, including Mexico, Canada and South America; the Pacific, excluding Japan; and Japan.

          As a focused measurement company, Tektronix enables its customers to design, build, deploy and manage next-generation global communications networks and many other electronic technologies. Revenue is derived principally through the development and marketing of a range of products including: oscilloscopes; logic analyzers; communications test equipment, including products for network monitoring and protocol test, optical transmission test and mobile production test; video test equipment; video streaming products; and related components, services and accessories.

2.    Summary of Significant Accounting Policies

Financial statement presentation

          The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company’s percentage of earnings included in Equity in business ventures’ (earnings) loss on the Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported earnings. The Company’s fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2001, 2000, and 1999 were 52 weeks.

Use of estimates

          The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Actual results may differ from estimated amounts.

Cash and cash equivalents

          Cash and cash equivalents include cash deposits in banks and highly-liquid investments with original maturities of three months or less at the time of purchase.

Marketable investments

          Short-term marketable investments include investments with maturities of greater than three months and less than one year from the date of purchase. Long-term marketable investments include investments with maturities of greater than one year.

          Marketable investments, with the exception of corporate equity securities, are classified as held-to-maturity based on the Company’s intent and ability to hold them and are recorded at their amortized cost. Corporate equity securities are classified as available-for-sale and reported at fair market value with the related unrealized holdings gains and losses excluded from earnings and included, net of deferred income taxes, in Accumulated other comprehensive income on the Consolidated Balance Sheets.

Property, plant and equipment

          Property, plant and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from ten to forty years for buildings and two to seven years for machinery and equipment, and is generally provided using the straight-line method.

Deferred income taxes

          Deferred income taxes, reflecting the impact of temporary differences between assets and liabilities recognized for financial reporting and tax purposes, are based on tax laws currently enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

Software development costs

          Software development costs that are incurred after technological feasibility has been established are capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” and then amortized over the lesser of five years or the economic life of the related product.

Intangible assets

          Intangible assets, primarily goodwill, patents and trademarks, are included in Other long-term assets on the Consolidated Balance Sheets and are stated at cost. Amortization is provided on a straight-line basis over periods generally not exceeding fifteen years.

Impairment of long-lived assets

          Long-lived assets and intangibles are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the pre-tax undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the pre-tax present value of future cash flows expected to be provided by the asset.

Revenue recognition

          The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time the product is shipped. Upon shipment, the Company also provides for estimated costs that may be incurred for product warranties, post-sales support and sales returns. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Revenue earned from service is recognized ratably over the contractual period or as the services are performed.

Advertising

          Advertising production and placement costs are expensed when incurred. Advertising expenses were $23.3 million, $22.3 million, and $28.5 million in 2001, 2000, and 1999, respectively.

Environmental costs

          Environmental costs are accrued, except to the extent costs can be capitalized, when environmental assessments are made or remedial efforts are probable and when the related costs can be reasonably estimated. Environmental liability accruals are calculated as the best estimate of costs expected to be incurred. If this estimate can only be identified within a range and no specific amount within that range is determined more likely than any other amount within the range, the minimum of the range is accrued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Accrued environmental costs are recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Earnings per share

          Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated based on these same weighted average shares outstanding plus the effect of potential shares issuable upon assumed exercise of common stock equivalents based on the treasury stock method. Common stock equivalents are excluded from the calculation of diluted earnings per share to the extent their effect would be antidilutive.

Derivatives

          The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. The notional or contract amounts of the hedging instruments do not represent amounts exchanged by the parties and, thus, are not a measure of the Company’s exposure due to the use of derivatives. The Company’s forward exchange contracts have generally ranged from one to three months in original maturity, and no forward exchange contract has had an original maturity greater than one year.

          The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company’s hedging activities is to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. In general, the Company’s derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the Company to credit-related losses in the event of nonperformance. However, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote.

          Foreign exchange contracts that are hedges of existing assets and liabilities are marked to market with the resulting gains and losses recognized in earnings. Gains and losses that are identified as and are effective as hedges of firm commitments are deferred and included in earnings when the underlying transaction is recorded. Deferred gains or losses attributable to foreign exchange contracts were not material as of May 26, 2001 or May 27, 2000.

3.    Significant Transactions

Sale of Color Printing and Imaging

          On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation (“Xerox”). The sales price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During the third quarter of fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. As of May 26, 2001, the accrual for estimated liabilities related to the sale was $57.3 million.

          The Company accounted for the Color Printing and Imaging division as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In accordance with this accounting guidance, operating results of the division through December 31, 1999, were excluded from each applicable line of the Consolidated Statements of Operations and included in Net earnings from discontinued operations for the periods reported. The cash flows of the division were also excluded from each applicable line of the Consolidated Statements of Cash Flows and included in Net cash provided by (used in) discontinued operations on those statements. Summarized results of operations for the division were as follows:

	2000	1999
	(In thousands except per share amounts)
Net sales	$369,459	$725,354

(Loss) earnings before taxes	(6,058)	19,665
Income tax (benefit) expense	(2,063)	6,293

(Loss) earnings from discontinued operations	(3,995)	13,372
Gain on sale of Color Printing and Imaging (less applicable tax of $198,476)	340,307	—

Net earnings from discontinued operations	$336,312	$ 13,372

Net earnings per share from discontinued operations—basic	$ 3.56	$ 0.14

Net earnings per share from discontinued operations—diluted	$ 3.49	$ 0.14

Sale of Video and Networking

          On August 9, 1999, the Company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to Grass Valley Group, Inc. (“GVG”). During fiscal year 2000, Tektronix recorded pre-tax charges of $31.6 million for losses incurred or expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of assets to be transferred over the proceeds received, as well as asset impairments incurred as a result of the sale. The companies closed the sale with a series of transactions in fiscal year 2000. Tektronix received cash of $30.2 million, before transaction costs of $1.1 million, and notes receivable with a carrying value of $32.5 million. The sale of the Video and Networking division did not meet the criteria to be recorded as a discontinued operation in accordance with APB Opinion No. 30.

          In fiscal year 2001, the Company resolved certain outstanding contingencies related to the sale of the Video and Networking division. The resolution of these items resulted in a net credit of approximately $1.5 million, which is included in (Gain) loss on sale of the Video and Networking division on the Consolidated Statements of Operations. In addition, the Company converted a portion of the existing notes receivable from GVG to preferred stock of GVG. As of May 26, 2001, the Company held a note receivable with a carrying value of $18.1 million which is recorded in Other long-term assets on the Consolidated Balance Sheets and preferred stock of GVG with a basis of $11.5 million, which is classified as available-for-sale securities and recorded in Long-term marketable investments on the Consolidated Balance Sheets.

Sale of land and buildings

          During 2000, the Company completed the sale of several significant buildings and parcels of land in conjunction with its plan to exit from and consolidate within facilities while transitioning to a focused Measurement business. These sales resulted in total pre-tax gains of approximately $22.6 million, which were included in Loss (gain) on asset dispositions on the Consolidated Statements of Operations. Included were $12.2 million in gains on the sales of land and office, warehouse and manufacturing facilities in Oregon, an $8.7 million gain on the sale of an office facility in Marlow, England and a $1.7 million gain on the sale of a multi-function building in Australia.

4.    Non-Recurring Charges, Net

          During fiscal year 2001, the Company substantially completed all actions under the 1999 and 2000 restructuring plans, described below. Accrued costs remaining at May 26, 2001 include amounts for actions that have been taken, but for which expenditures have not yet been made.

The 2000 Plan

          In the third quarter of fiscal year 2000, the Company announced and began to implement a series of actions (the “2000 Plan”) intended to consolidate worldwide operations and transition the Company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring products. Major actions under the 2000 Plan included the exit from and consolidation within underutilized facilities, including the write-off of assets abandoned in conjunction with this action, the write-off and disposal of certain excess service and other inventories and focused headcount reductions to streamline the cost structure to that of a smaller Measurement business and to eliminate duplicative functions within the Company’s infrastructure.

          Under the 2000 Plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 118 employees. As of May 26, 2001, severance of approximately $6.7 million has been paid to 101 of these employees, with the remaining employees to be paid severance of approximately $1.3 million under contracts extending through 2002.

The 1999 Plan

          In the second quarter of fiscal year 1999, the Company announced and began to implement a series of actions (the “1999 Plan”) intended to align the Company’s worldwide operations with market conditions and to improve the profitability of its operations. These actions included a net reduction of approximately 15% of the Company’s worldwide workforce, the exit from certain facilities and the streamlining of product and service offerings.

          Including current and prior period adjustments and reversals, headcount reduction under the 1999 Plan totaled 1,297 employees. As of May 26, 2001, severance of approximately $41.3 million has been paid to 1,293 of these employees, with the remaining employees to be paid severance of approximately $0.1 million under contract through 2002.

          The pre-tax charges incurred and related actions taken under the 1999 and 2000 Plans affected the Company’s financial position in the following manner:

	Equipment and other assets	Payables and other liabilities	Inventories	Accrued compensation
	(In thousands)
1999 Plan charges	$ 18,200	$ 19,894	$ 27,760	$ 54,680
Fiscal year 1999 activity:
Cash paid out	—	(7,415)	—	(20,844)
Non-cash disposals or write-offs	(17,055)	—	(27,070)	—
Adjustments to plan	(455)	4,049	(690)	2,244

Balance May 29, 1999	$ 690	$ 16,528	$ —	$ 36,080

Fiscal year 2000 activity:
2000 Plan charges	$ 19,142	$ 16,787	$ 15,460	$ 13,362
Adjustments to plans	361	—	—	(405)
Reversal of excess charges	—	(600)	—	(14,799)
Cash paid out	—	(13,765)	—	(22,893)
Non-cash disposals or write-offs	(20,193)	—	(15,460)	—

Balance May 27, 2000	$ —	$ 18,950	$ —	$ 11,345

Fiscal year 2001 activity:
Adjustments to plans	$ —	$ 2,350	$ —	$ 543
Reversal of excess charges	—	(8,973)	—	(6,186)
Cash paid out and disposals, net	—	(8,529)	—	(4,313)

Balance May 26, 2001	$ —	$ 3,798	$ —	$ 1,389

Fiscal Year 2001 Activity

          Total 2001 pre-tax non-recurring credits, net on the Consolidated Statements of Operations totaled $10.0 million for the year ended May 26, 2001. The net credits of $10.0 million consisted of a $2.3 million loss on sale of assets and approximately $2.9 million of adjustments to the existing restructuring plans, offset by restructuring reserve reversals of $15.2 million. An expanded discussion of restructuring reserve activity is included below.

          Under the 2000 Plan, certain assets and related employee severance costs of Maxtek Components Corporation (“Maxtek”), a wholly-owned subsidiary of Tektronix, were included in the restructuring reserve as it was anticipated that they would be eliminated through closure. As the opportunity to dispose of these assets through sale subsequently arose during fiscal year 2001, and was determined by management to be more beneficial to the Company, the related reserves were deemed no longer necessary, resulting in reversals of accrued compensation of $1.6 million and payables and other liabilities reserve of $0.2 million. The sale of these assets resulted in a non-recurring pre-tax loss on sale of assets of $2.3 million.

          In fiscal year 2001, the payables and other liabilities reserve was increased approximately $2.4 million primarily to provide for additional estimated costs related to exit activities. The increase of $0.5 million to the accrued compensation reserve was attributable to the subsequent clarification and amendment of an employment agreement.

          Additionally, $9.0 million of previously accrued amounts were reversed from the payables and other liabilities reserve which was primarily attributable to certain obligations which were assumed by a third party and favorable contract buy-out settlements. The reversal of $6.2 million of accrued compensation resulted from severance reversals of $4.6 million for 187 individuals who either left the Company voluntarily or were re-assigned to future-benefiting operations and $1.6 million of severance related to individuals associated with the assets sold by Maxtek discussed above.

Fiscal Year 2000 Activity

          Pre-tax, non-recurring restructuring and other related charges, net recorded during fiscal year 2000 totaled $52.2 million. These net charges included $64.8 million of charges related to the 2000 Plan, $13.7 million of net reversals and adjustments to the 1999 and 2000 Plans and $1.1 million of in-process research and development charges related to the acquisition of Gage Applied Sciences, Inc. Of the net $52.2 million, $14.8 million was recorded in cost of sales, while $37.7 million was recorded in non-recurring charges and $0.3 million was reversed to selling, general and administrative expenses.

1999 Activity

          Pre-tax, net non-recurring restructuring and other related charges recorded during fiscal year 1999 totaled $120.5 million, including $115.8 million in charges related to the 1999 Plan, $9.9 million of other non-recurring charges and $5.2 million of net reversals and adjustments. Of the net $120.5 million, $84.8 million was recorded in non-recurring charges, $25.8 million was recorded in cost of sales, $5.1 million was recorded in sales, $4.0 million was recorded in research and development expenses and $0.8 million was recorded in selling, general and administrative expenses.

5.    Marketable Investments

          Short-term marketable investments held at May 26, 2001 and May 27, 2000 consisted of:

	2001	2000
	(In thousands)
Corporate notes and bonds	$113,497	$52,977
Commercial paper	96,574	29,353
Asset backed securities	69,478	7,486
Money market	2,456	—
Certificates of deposit	—	10,081

Short-term marketable investments	$282,005	$99,897

          Long-term marketable investments held at May 26, 2001 and May 27, 2000 consisted of:

	2001	2000
	(In thousands)
Corporate notes and bonds	$110,206	$ —
Federal agency bonds and notes	51,473	—
Asset backed securities	24,288	—
Mortgage backed securities	2,517	—
Corporate equity securities	28,774	14,988

Long-term marketable investments	$217,258	$14,988

          Securities classified as available-for-sale and the related unrealized holding gains and losses at May 26, 2001 and May 27, 2000, are as follows:

	2001	2000
	(In thousands)
Unamortized cost basis of corporate equity securities	$15,861	$ 6,704
Gross unrealized holding gains	12,913	9,991
Gross unrealized holding losses	—	(1,707)

Fair value of corporate equity securities	$28,774	$14,988

          In May 2000, the Company sold 1.15 million shares of its investment in Merix Corporation (“Merix”) in conjunction with a public offering by that company. As a result of this transaction, Tektronix accounts for its remaining investment in Merix and its investment in GVG under the cost method as available-for-sale investments.

6.    Concentrations of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and marketable investments. The risk is limited due to the large number of entities comprising the Company’s customer base and investments, and their dispersion across many different industries and geographies.

          As a result of the sale of the Video and Networking division, the Company held a note receivable with a face value of $19.5 million and a stated interest rate of 8.75% from GVG as of May 26, 2001. In addition, the Company had $1.3 million of other accounts receivable from GVG. In management’s opinion, these amounts are fully collectible and as such, no valuation reserves have been established. At May 26, 2001 and May 27, 2000, the Company had no other significant concentrations of credit risk.

7.    Inventories

          Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for obsolete or slow-moving items. Inventories, net of related reserves consisted of the following at May 26, 2001 and May 27, 2000:

	2001	2000
	(In thousands)
Materials	$ 2,544	$ 3,995
Work in process	63,138	54,047
Finished goods	84,282	55,959

Inventories	$149,964	$114,001

8.    Property, Plant and Equipment

          Property, plant and equipment consisted of the following at May 26, 2001 and May 27, 2000:

	2001	2000
	(In thousands)
Land	$ 1,656	$ 1,656
Buildings	148,732	154,466
Machinery and equipment	271,232	274,251
Accumulated depreciation and amortization	(249,870)	(241,829)

Property, plant and equipment, net	$ 171,750	$ 188,544

9.    Other Long-Term Assets

          Other long-term assets consisted of the following at May 26, 2001 and May 27, 2000:

	2001	2000
	(In thousands)
Prepaid cash balance pension	$ 73,755	$ 61,098
Investment in Sony/Tektronix Corporation	47,165	62,315
Notes, contracts and leases	20,693	31,199
Goodwill and other, net	54,514	33,508

Other long-term assets	$ 196,127	$ 188,120

          Goodwill and other, net included accumulated amortization of $20.7 million at fiscal year-end 2001 and $14.6 million at fiscal year-end 2000.

          Summarized financial information for Sony/Tektronix Corporation, which is accounted for under the equity method due to the Company’s 50% investment, consisted of the following:

	2001	2000	1999
	(In thousands)
Current assets	$ 93,034	$134,343	$110,072
Non-current assets	71,889	89,110	50,921
Current liabilities	20,114	39,408	30,029
Non-current liabilities	50,517	59,453	20,314

Net sales	$227,306	$231,782	$196,342
Gross profit	73,964	73,126	51,255
Earnings (loss) from continuing operations	3,285	(83)	(9,250)

          The Company’s sales to, purchases from, and accounts receivable from Sony/Tektronix consisted of the following:

	2001	2000	1999
	(In thousands)
Sales to	$93,625	$79,152	$77,332
Purchases from	26,496	26,219	20,718
Accounts receivable from	1,978	3,383	7,506

          Purchases from other related parties, Merix and GVG totaled $6.0 million in fiscal year 2001. Purchases from other related parties, Merix, Maxim Integrated Products Inc., Maxtek Components Corporation and GVG totaled $38.3 million and $37.3 million for 2000 and 1999, respectively. All other transactions and resulting balances with related parties were not material.

10.    Accounts Payable and Accrued Liabilities

          The Company’s accounts payable and accrued liabilities consisted of the following at May 26, 2001 and May 27, 2000:

	2001	2000
	(In thousands)
Trade accounts payable	$ 61,105	$ 56,333
Other accounts payable	20,006	16,269

Accounts payable	81,111	72,602
Accrued expenses	11,912	18,138
Restructuring reserve	3,798	18,950
Warranty reserve	10,512	8,553
Other current liabilities	97,705	104,029

Accrued liabilities	123,927	149,670

Accounts payable and accrued liabilities	$205,038	$222,272

          Other accounts payable included amounts due to business ventures, employee benefits accruals and other miscellaneous non-trade payables. Other current liabilities included $61.1 million as of fiscal year end 2001 and $65.5 million as of fiscal year end 2000 of accruals for estimated liabilities related to the sales of various businesses. Additional other current liabilities included miscellaneous taxes payable and accrued gains and losses on forward foreign exchange contracts. Charges to warranty reserves in 2001, 2000 and 1999 were not material. See the Non-recurring charges, net footnote for a discussion of charges to the restructuring reserves.

11.    Debt

          The Company is a party to a $150.0 million unsecured revolving credit agreement with several banks, that matures in December 2004. In addition, the Company is a party to an agreement with a financial institution to issue up to $100.0 million in commercial paper, backed by the revolving credit agreement. This commercial paper has no specific expiration date. The interest rate applicable to the revolving credit agreement is the LIBOR rate. At May 26, 2001, the Company maintained unsecured bank credit facilities of $260.4 million, of which $255.6 million was unused. Unused facilities included $105.6 million in lines of credit and $150.0 million under the revolving credit agreement. A $15.0 million unsecured line of credit expired in December 2000.

          The Company’s long-term debt consisted of the following at May 26, 2001 and May 27, 2000:

	2001	2000
	(In thousands)
7.5% notes due August 1, 2003	$ 85,000	$100,000
7.625% notes due August 15, 2002	42,745	50,000
Other long-term agreements	95	369

Long-term debt	$127,840	$150,369

          Certain of the Company’s debt agreements require compliance with debt covenants. Management believes that the Company is in compliance with such requirements for the fiscal year ended May 26, 2001. The Company had unrestricted retained earnings of $223.8 million after meeting those requirements. In 2001, the Company retired $22.3 million of long-term notes at rates approximating par through a series of transactions. The resulting gains and losses from the early retirement were not material and were recorded in interest expense. Aggregate long-term debt payments on currently outstanding long-term debt will be zero in 2002, $42.8 million in fiscal year 2003, $85.0 million in fiscal year 2004, and zero thereafter.

12.    Commitments and Contingencies

          The Company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates. Rental expense was $17.1 million in 2001, $24.4 million in 2000 and $26.8 million in 1999. In addition, the Company is a party to long-term or minimum purchase agreements with various suppliers and vendors. The future minimum obligations under operating leases and other commitments having an initial or remaining non-cancelable term in excess of one year as of May 26, 2001 were:

	Operating Leases	Commitments
	(In thousands)
2002	$12,723	$ 9,331
2003	9,033	6,660
2004	7,385	3,530
2005	4,936	8
2006	2,786	7
Future years	2,052	—

Total	$38,915	$19,536

          In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters or, if not, what the impact might be. However, the Company’s management does not expect that the results in any of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

13.    Fair Value of Financial Instruments

          For short-term financial instruments, including cash and cash equivalents, accounts receivable, short-term debt, accounts payable and accrued compensation, the carrying amount approximates the fair value because of the immediate or short-term nature of those instruments. The fair value of marketable equity securities and other long-term investments are based on quoted market prices at the reporting date. The differences between the fair values and carrying amounts of the Company’s financial instruments, including derivatives, at May 26, 2001, and May 27, 2000, were not material.

          The fair value of long-term debt is estimated based on quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The following table summarizes the differences between the carrying amounts and fair values of long-term debt.

	May 26, 2001		May 27, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7.5% notes due August 1, 2003	$85,000	$85,904	$100,000	$94,154
7.625% notes due August 15, 2002	42,745	43,376	50,000	48,023

14.    Stock Incentive Plans

Stock options

          The Company maintains stock option plans for selected employees. There were 11,873,285 shares reserved for issuance under these plans at May 26, 2001. Under the terms of the plans, stock options are granted at an option price not less than the market value at the date of grant. Options granted between January 1, 1997 and January 1, 2000 generally vest over two years and expire five to ten years from the date of grant. All other options granted generally vest over four years and expire ten years from the date of grant.

          Additional information with respect to option activity is set forth below:

	Outstanding		Exercisable
	Number of shares in thousands	Weighted average exercise price	Number of shares in thousands	Weighted average exercise price
	(In thousands)
May 30, 1998	7,048	$15.50	3,018	$13.00
Granted	4,438	13.14
Exercised	(276)	9.47
Cancelled	(3,532)	18.09

May 29, 1999	7,678	13.24	4,130	12.33
Granted	3,236	19.30
Exercised	(4,642)	12.66
Cancelled	(1,098)	14.61

May 27, 2000	5,174	17.29	1,824	14.17
Granted	2,700	35.98
Exercised	(1,654)	15.21
Cancelled	(362)	23.46

May 26, 2001	5,858	$26.12	2,173	$17.97

          The following table summarizes information about options outstanding and exercisable at May 26, 2001:

	Outstanding			Exercisable
Range of exercise prices	Number of shares in thousands	Weighted average remaining contractual life	Weighted average exercise price	Number of shares in thousands	Weighted average exercise price
$ 5.67—19.96	1,081	2.88 years	$13.46	1,012	$13.45
20.06—20.06	2,024	8.65 years	20.06	980	20.06
20.09—37.00	678	8.33 years	29.47	181	31.90
37.50—40.69	2,075	9.64 years	37.52	—	—

	5,858	7.90 years	$26.12	2,173	$17.97

          The Company accounts for stock options according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized in the Company’s consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair value of options granted during fiscal years 2001, 2000 and 1999 was $17.06, $8.44 and $5.11 per share, respectively.

          The Company also has plans for certain executives and outside directors that provide stock-based compensation other than options. Under APB No. 25, compensation cost for these plans is measured based on the market price of the stock at the date the terms of the award become fixed. Under the fair value approach of SFAS No. 123, compensation cost is measured based on the market price of the stock at the grant date. There were 20,332, 53,994, and 215,000 shares granted under these plans during fiscal years 2001, 2000 and 1999, respectively. The weighted average grant-date fair value of the shares granted under these plans during fiscal years 2001, 2000 and 1999 was $32.27, $18.85 and $15.87 per share, respectively.

          The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	2001	2000	1999
Pro forma net earnings (loss) (in thousands)	$126,874	$335,900	$(61,029)
Pro forma earnings (loss) per share:
Basic	$ 1.34	$ 3.55	$ (0.64)
Diluted	$ 1.32	$ 3.49	$ (0.64)

          The fair value of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2001	2000	1999
Expected life in years	3.0	3.0	3.0
Risk-free interest rate	5.1%	6.3%	5.6%
Volatility	65.8%	57.1%	57.8%
Dividend yield	0.0%	0.1%	2.1%

Employee Stock Purchase Plan

          During fiscal year 2001, the Company initiated the Employee Stock Purchase Plan (“ESPP”). The ESPP, which became effective January 1, 2001, allows substantially all regular employees to purchase shares of

Tektronix common stock through payroll deductions of up to 10% of eligible compensation. The price an employee pays for the stock is 85% of the market price at the beginning or end of the period, whichever is lower. Plan periods are from January 1 to June 30 and July 1 to December 31.

15.    Shareholders’ Equity

Repurchase of common stock

          On March 15, 2000, the Board of Directors authorized the purchase of up to $545.0 million of the Company’s common stock on the open market or through negotiated transactions. During fiscal year 2001, the Company repurchased a total of 4.6 million shares for $126.2 million. As of May 26, 2001, the Company has repurchased a total of 6.2 million shares at an average price of $26.84 per share totaling $166.0 million under this authorization. Share amounts above have been restated to reflect a two-for-one stock split effective October 31, 2000.

Shareholder Rights Agreement

          On June 21, 2000, the Board of Directors adopted a new shareholder rights agreement to replace the 1990 agreement that expired by its terms in September 2000. To implement the new plan, the Board of Directors declared a dividend of one right for each outstanding common share payable to shareholders of record on September 7, 2000. As a result of the Company’s two-for-one stock split in October 2000, each outstanding share of common stock and each share issued thereafter, including under the plans, includes one-half of a right. Each right entitles the holder to purchase one one-thousandth of a share of Series B preferred shares at a purchase price of $375, subject to adjustment. The rights become exercisable ten days after a person or group acquires, or commences a tender offer that would result in, beneficial ownership of 15% or more of the outstanding common shares. Upon the occurrence of certain events described in the rights agreement, each right entitles its holder to purchase common shares of the Company, or in certain circumstances common shares of the acquiring company, or other property having a value of twice the right’s exercise price. However, rights that are beneficially owned by an acquiring person become null and void. The rights may be redeemed at a price of $0.001 per right at any time before a person becomes an acquiring person, and any time after a person becomes an acquiring person, the Company may exchange each right at a ratio of one common share, or one one-thousandth of a preferred share per right. The rights expire on September 7, 2010.

16.    Business Segments

          The Company’s revenue is derived principally through the development and marketing of a range of test and measurement products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. Accordingly, the Company reports as a single Measurement segment. Historically, the Company operated in three segments: Measurement, Color Printing and Imaging, and Video and Networking. The Color Printing and Imaging division was accounted for as a discontinued operation and as such the results of operations and the financial position of the division were not presented to management for decision-making purposes and are not included in the table below.

          The information provided below was obtained from internal information that was provided to the Company’s executive management group for the purpose of corporate management. Assets, liabilities and expenses attributable to corporate activity were not all allocated to the operating segments. Certain facility, information systems and other expenses were incurred by corporate and allocated to the divisions based on a percentage of sales, number of employees or payroll costs. Depreciation expense by division was not included in the internal information provided to the executive management group and was therefore not presented below. Inter-segment sales were not material and were included in net sales to external customers below.

	2001	2000	1999
		(In thousands)
Net sales to external customers by division:
Measurement	$1,235,275	$1,050,671	$ 879,486
Video and Networking	—	59,607	256,650
Other	—	10,277	—

Net sales	$1,235,275	$1,120,555	$1,136,136

Consolidated net sales to external customers by region:
United States	$ 651,050	$ 591,291	$ 558,134
Europe	250,561	248,063	319,255
Pacific	168,624	137,092	140,131
Japan	97,034	78,434	69,327
Americas	68,006	65,675	49,289

Net sales	$1,235,275	$1,120,555	$1,136,136

Measurement net sales to external customers by region:
United States	$ 651,050	$ 547,434	$ 437,353
Europe	250,561	230,663	227,612
Pacific	168,624	132,021	114,138
Japan	97,034	76,933	62,071
Americas	68,006	63,620	38,312

Net sales	$1,235,275	$1,050,671	$ 879,486

Operating income (loss):
Measurement	$ 174,445	$ 131,990	$ 88,510
Video and Networking	—	(21,269)	(42,627)
(Loss) gain on sale of Video and Networking division	1,456	(31,613)	—
Non-recurring credits (charges)	10,799	(51,137)	(120,489)
All other	—	(8,305)	(2,853)

Operating income (loss)	$ 186,700	$ 19,666	$ (77,459)

          Other sales in 2000 represented circuit board sales to GVG under a specific sales agreement that did not exist in 1999 and did not continue in 2001. Other operating income in 2000 included expenses incurred related to the transition of the Company to a focused Measurement business which were not allocated to the divisions.

	2001	2000	1999
	(In thousands)
Segment assets:
Measurement	$1,522,097	$1,530,729	$ 691,221
Video and Networking	—	3,908	218,124
All other	—	—	338,990

Segment assets	$1,522,097	$1,534,637	$1,248,335

Long-lived assets:
United States	$ 528,662	$ 343,600	$ 336,251
International	56,473	48,052	69,241
Deferred tax assets	3,318	30,928	56,405

Long-lived assets	$ 588,453	$ 422,580	$ 461,897

Capital expenditures:
Measurement	$ 33,721	$ 17,129	$ 20,377
Video and Networking	—	281	12,510
All other	—	26,776	38,398

Capital expenditures	$ 33,721	$ 44,186	$ 71,285

17.    Other Expense, Net

	2001	2000	1999
	(In thousands)
(Loss) gain on disposition of marketableequity securities	$ (1,781)	$ 7,889	$ 6,455
Currency gains (losses)	1,247	(2,044)	(3,448)
Other expenses	(6,077)	(13,110)	(4,738)

Other expense, net	$ (6,611)	$ (7,265)	$ (1,731)

          In May 2000, the Company sold 1.15 million shares of its investment in Merix in conjunction with a public offering by that company. The sale resulted in a net gain of approximately $11.4 million, which was included above in the (Loss) gain on disposition of marketable equity securities above.

18.    Income Taxes

          The provision (benefit) for income taxes consisted of:

	2001	2000	1999
	(In thousands)
Current:
Federal	$ 50,939	$ 1,533	$ (25,231)
State	2,807	1,187	(1,300)
Non-U.S.	8,316	2,675	26,683

	62,062	5,395	152
Deferred:
Federal	16,910	767	(36,805)
State	2,061	396	(1,639)
Non-U.S.	(954)	297	7,923

	18,017	1,460	(30,521)

Total provision (benefit)	$ 80,079	$ 6,855	$ (30,369)

          The provisions (benefits) differ from the amounts that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference is:

	2001	2000	1999
	(In thousands)
Income taxes based on U.S. statutory rate	$ 77,066	$ 6,853	$(33,216)
State income taxes, net of U.S. tax	3,164	1,029	(1,910)
Foreign sales corporation	(3,424)	(2,739)	—
Increase in valuation allowance	27,884	—	—
Reversal of prior years’ provisions	(28,481)	—	—
Other—net	3,870	1,712	4,757

Total provision (benefit)	$ 80,079	$ 6,855	$(30,369)

          The reconciliations reflect permanent items that impact the provisions. Items that increase provisions include state income taxes and various nondeductible expenses, whereas items that decrease the provisions include the foreign sales corporation and various tax credits. During fiscal year 2001, the Company settled the prior years’ tax audits thereby allowing for the release of reserves previously established and also increased its valuation allowance for tax benefits previously recognized relating to foreign tax credit carryovers. Management believes that adequate provisions have been made for the open years.

          Tax benefits of $12.9 million, $18.1 million and $0.3 million associated with the exercise of employee stock options were allocated to common stock in fiscal years 2001, 2000 and 1999, respectively.

          Net deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	2001	2000
	(In thousands)
Other current assets	$45,874	$55,170
Deferred tax assets	3,318	30,928

Net deferred tax assets	$49,192	$86,098

          The temporary differences and carryforwards that gave rise to deferred tax assets and liabilities were as follows:

	2001	2000
	(In thousands)
Deferred tax assets:
Reserves and other liabilities	$ 61,986	$ 63,247
AMT and foreign tax credit carryforwards	30,002	20,673
Accrued post-retirement benefits	10,845	13,033
Accumulated depreciation	10,630	2,883
Intangibles	3,819	3,045
Restructuring costs and separation programs	1,497	16,190
Net operating losses	1,180	2,813

Gross deferred tax assets	119,959	121,884
Less: valuation allowance	(30,484)	(2,600)

Deferred tax assets	89,475	119,284

Deferred tax liabilities:
Accrued pension obligation	(26,002)	(19,412)
Software development costs	(9,041)	(10,461)
Unrealized gains on marketable equity securities	(5,240)	(3,313)

Deferred tax liabilities	(40,283)	(33,186)

Net deferred tax assets	$ 49,192	$ 86,098

          At May 26, 2001, there were $30.0 million of unused foreign tax credit carryovers which, if not used, will expire between 2004 and 2006. The Company has placed a valuation allowance against these credits in the amount of $30.0 million.

          U.S. taxes have not been provided on $145.0 million of accumulated unremitted earnings of non-U.S. subsidiaries because such earnings are or will be reinvested in operations or will be offset by appropriate credits for foreign income taxes paid.

19.    Earnings (Loss) Per Share

	2001	2000	1999
	(In thousands except per share amounts)
Net earnings (loss)	$140,109	$349,038	$(51,161)

Weighted average shares used for basic earnings (loss) pershare	94,459	94,555	95,399
Effect of dilutive stock options	1,644	1,725	—

Weighted average shares used for dilutive earnings (loss) pershare	96,103	96,280	95,399

Net earnings (loss) per share—basic	$1.48	$3.69	$(0.54)
Net earnings (loss) per share—diluted	$1.46	$3.63	$(0.54)

          All share and per share amounts have been restated to reflect a two-for-one stock split effective October 31, 2000. Options to purchase an additional 2,288,000, 2,678,200 and 4,923,830 shares of common stock were outstanding at May 26, 2001, May 27, 2000 and May 29, 1999, respectively, but were not included in the computation of diluted net earnings (loss) per share because their effect would be antidilutive.

20.    Benefit Plans

Pension and postretirement benefit plans

          Tektronix sponsors one IRS-qualified defined benefit plan, the Tektronix Cash Balance Plan, and one non-qualified defined benefit plan, the Retirement Equalization Plan, for eligible employees in the United States. The Company also sponsors pension plans in Germany, the Netherlands and the United Kingdom. In addition, the Company provides postretirement life insurance benefits to all current employees and provides certain retired and active employees with postretirement health care benefits.

          As a result of corporate restructuring and layoffs during fiscal years 2000 and 1999, the cash balance plan and several international plans experienced declines in the number of active participants. On two separate occasions, October 1, 1999 and January 31, 1999, the number of employees affected were deemed significant. Interim measurements were performed and curtailment accounting was implemented. A net $15.2 million curtailment gain was recognized in fiscal year 2000, and a $3.3 million gain was recognized in fiscal year 1999, both reducing pension expense. At the 2000 re-measurement date, the discount rate was increased from 7.3% to 7.8%. At the 1999 re-measurement date the discount rate was reduced from 7.3% to 7.0%.

          The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Company’s pension and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
Change in Benefit Obligation
Beginning balance	$545,782	$577,536	$14,244	$16,463
Service cost	8,336	10,984	130	180
Interest cost	38,766	39,423	1,051	1,129
Actuarial loss (gain)	4,897	(18,976)	1,295	(218)
Curtailment/settlement	(5,773)	(6,909)	—	(1,263)
Acquisition	—	563	—	—
Benefit payments	(47,725)	(54,453)	(2,063)	(2,047)
Exchange rate changes	(4,318)	(7,931)	—	—
Participant contributions	165	658	—	—
Special termination benefits	—	4,887	—	—

Ending balance	$540,130	$545,782	$14,657	$14,244

Change in Fair Value of Plan Assets
Beginning balance	$620,969	$548,625	$ —	$ —
Actual return	(24,742)	87,374	—	—
Employer contributions	695	48,411	—	—
Benefit payments	(47,725)	(54,453)	—	—
Settlements	(4,817)	—	—	—
Other adjustments	(1,123)	(8,988)	—	—

Ending balance	$543,257	$620,969	$ —	$ —

Net unfunded (funded) status of the plan	$ (3,127)	$ (75,188)	$14,657	$14,245
Unrecognized initial net obligation	(523)	(678)	—	—
Unrecognized prior service cost	18,581	20,741	8,013	10,684
Unrecognized net gain (loss)	(69,767)	15,661	5,138	6,965

Net (prepaid) liability recognized	$ (54,836)	$ (39,464)	$27,808	$31,894

          The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for certain non-U.S. plans with accumulated benefit obligations in excess of plan assets were $20.4 million, $18.3 million and zero, respectively for fiscal year 2001 and $20.6 million, $18.5 million and zero, respectively, for fiscal year 2000.

          Weighted average assumptions used in the accounting for the Tektronix pension and postretirement benefit plans were:

	2001	2000	1999
Pension Benefits
Discount rate	7.5%	7.2%	7.0%
Rate of compensation increase	3.7%	3.7%	3.8%
Expected return on plan assets	10.1%	11.0%	10.9%
Postretirement Benefits
Discount rate	7.5%	7.8%	7.3%
Rate of compensation increase	3.8%	3.8%	3.4%

          The Company maintains an insured indemnity health plan for retirees. The assumed health care cost trend rates used to measure the expected cost of benefits under the indemnity and HMO plans were assumed to increase by 11.3% for participants under the age of 65 and 12.8% for participants age 65 and over in the fiscal year 2001. Thereafter, these rates were assumed to gradually decrease until they reach 5.3% and 5.5%, respectively, in 2007. A 1.0% change in these assumptions would not have a material effect on either the postretirement benefit obligation at May 26, 2001 or the benefit credit reported for fiscal year 2001.

          The components of net pension benefit cost and postretirement benefit credit recognized in income were:

	2001	2000	1999
	In thousands
Pension Benefits
Service cost	$ 8,336	$ 10,984	$ 15,001
Interest cost	38,766	39,423	38,082
Expected return on plan assets	(55,259)	(55,751)	(50,890)
Amortization of transition asset	107	(68)	(1,839)
Amortization of prior service cost	(2,205)	(2,707)	(4,039)
Curtailment/settlement gain	(2,726)	(15,158)	(3,311)
Cost of special or contractual termination benefits	—	4,887	—
Recognized actuarial net (gain) loss	(910)	792	3,722
Other benefit plans	2,170	5,087	2,294

Net benefit cost (credit)	$(11,721)	$(12,511)	$ (980)

Postretirement Benefits
Service cost	$ 130	$ 180	$ 201
Interest cost	1,051	1,129	1,102
Amortization of prior service cost	(2,671)	(2,671)	(2,671)
Recognized net gain	(532)	(553)	(644)
Curtailment gain	—	(1,263)	—

Net benefit cost (credit)	$ (2,022)	$ (3,178)	$ (2,012)

Employee savings plan

          The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may defer up to 15% of their compensation, subject to certain regulatory limitations. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. The Company’s matching contribution is 4% of compensation and may be invested in any one of the 401(k) plan funds. In addition, the Company contributes Company stock to the plan for all eligible employees equal to 2% of compensation. The Company’s total contributions were approximately $6.2 million in fiscal year 2001, $9.1 million in fiscal year 2000 and $11.4 million in fiscal year 1999.

21.    Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The statement will require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company adopted SFAS 133 on the first day of fiscal year 2002 and it did not have a material effect on the Company’s consolidated financial statements.

          In July 2001, the FASB issued SFAS No. 141, “Business Combinations”. The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. Management has completed an evaluation of the effects of this statement and believes that it will not have a material effect on the Company’s consolidated financial statements.

          In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed for companies that have not issued first quarter financial statements as of July 20, 2001. Management is currently evaluating the effect on the Company’s consolidated financial statements.

Quarterly Financial Data (unaudited)

          In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

Quarter ended	May 26, 2001	Feb. 24, 2001	Nov. 25, 2000	Aug. 26, 2000
Net sales	$305,087	$326,854	$325,143	$278,191
Gross profit	160,646	168,362	167,526	144,962
Operating income	45,075	55,594	50,434	36,265
Earnings before taxes	53,779	67,720	56,488	42,201
Net earnings	34,957	41,004	36,717	27,431
Earnings per share—basic	0.38	0.43	0.39	0.29
Earnings per share—diluted	0.37	0.43	0.38	0.28
Average shares outstanding:
Basic	93,116	94,695	94,646	95,378
Diluted	94,136	96,273	96,499	97,477
Common stock prices:
High	29.85	40.50	40.00	43.66
Low	21.40	22.00	24.63	25.50

Quarter ended	May 27, 2000	Feb. 26, 2000	Nov. 27, 1999	Aug. 28, 1999
Net sales	$301,493	$277,044	$261,271	$280,747
Gross profit	156,632	123,443	119,997	124,292
Operating income (loss)	32,844	(24,070)	21,302	(10,410)
Earnings (loss) before taxes from continuing operations	47,541	(25,906)	13,769	(15,823)
Net earnings (loss) from continuing operations	31,541	(16,839)	8,941	(10,917)
Net earnings from discontinued operations	—	327,632	6,245	2,435
Net earnings (loss)	31,541	310,793	15,186	(8,482)
Earnings (loss) per share—basic	0.33	3.29	0.16	(0.09)
Earnings (loss) per share—diluted	0.32	3.23	0.16	(0.09)
Earnings (loss) per share from continuing operations—basic	0.33	(0.18)	0.09	(0.12)
Earnings (loss) per share from continuing operations—diluted	0.32	(0.18)	0.09	(0.12)
Earnings per share from discontinued operations—basic	—	3.46	0.07	0.03
Earnings per share from discontinued operations—diluted	—	3.41	0.07	0.03
Average shares outstanding:
Basic	95,420	94,594	94,125	93,982
Diluted	97,888	96,161	95,272	93,982
Dividends per share	$ —	$ 0.06	$ 0.06	$ 0.06
Common stock prices:
High	$ 35.88	$ 27.44	$ 19.69	$ 17.78
Low	23.38	15.38	14.19	11.06

          The Company’s common stock is traded on the New York Stock Exchange. There were 3,096 shareholders of record at June 21, 2001. The market prices quoted above are the composite daily high and low prices reported by The Wall Street Journal rounded to full cents per share. Amounts above have been restated to reflect a two-for-one stock split effective October 31, 2000.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

          The information required by this item regarding directors is included under “Election of Directors” and “Information Regarding the Board of Directors and Its Committees” on pages 1 through 9 of the Company’s Proxy Statement dated July 31, 2001.

          The information required by this item regarding executive officers is contained under “Executive Officers of the Company” in Item 1 of Part I hereof.

          The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” on page 18 of the Company’s Proxy Statement dated July 31, 2001.

Item 11.    Executive Compensation.

          The information required by this item is included under “Director Compensation” on page 5, and under “Executive Compensation” on pages 10 through 13 of the Company’s Proxy Statement dated July 31, 2001.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item is included under “Election of Directors” under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” on pages 6 through 9 of the Company’s Proxy Statement dated July 31, 2001.

Item 13.    Certain Relationships and Related Transactions.

          None.

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  The following documents are filed as part of the Annual Report on Form 10-K:

(1) Financial Statements.

          The following Consolidated Financial Statements of Tektronix, Inc. are included in Item 8 of this Annual Report on Form 10-K:

(2) Financial Statement Schedules.

          The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II—Valuation and Qualifying Accounts Page 52

          All other schedules are omitted because they are not required or the required information is included in the financial statements or notes thereto.

          Separate financial statements for the registrant have been omitted because the registrant is primarily an operating company and the subsidiaries included in the consolidated financial statements are substantially totally held. All subsidiaries of the registrant are included in the consolidated financial statements. Summarized financial information for 50 percent or less owned persons in which the registrant has an interest, and for which summarized financial information must be provided, is included in the Notes to Consolidated Financial Statements appearing in this report.

(3) Exhibits:

(3) (i)	Restated Articles of Incorporation of the Company, as amended.

(ii)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit (3) of Form 10-Q dated October 6, 2000, SEC File No. 1-4837.

(4) (i)
Indenture dated as of November 16, 1987, as amended by First Supplemental Indenture dated as of July 13, 1993, covering the registrant’s 7-1/2% notes due
August 1, 2003, and the registrant’s 7-5/8% notes due August 15, 2002. Indenture
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
of Form 8-K dated June 21, 2000, SEC File No. 1-4837.

(10) +(i)	1982 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-K dated August 22, 1989, SEC File No. 1-4837.

+(ii)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

+(iii)	Restated Annual Performance Improvement Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

+ (iv)	Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated December 20, 1984, SEC File No. 1-4837.

+(v)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit(10)(v) of Form 10-K dated August 20, 1996, SEC File No. 1-4837.

+(vi)	Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K dated August 18, 1993, SEC File No. 1-4837.

+(vii)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills.

+(viii)	Form of Executive Severance Agreement entered into between the Company and its other named officers.

+(ix)	Separation Agreement between Jerome J. Meyer and the Company dated October 23, 2000.

+(x)	Non-Employee Directors Stock Compensation Plan, as amended through Amendment No. 2. Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated October 8, 1999, SEC File No. 1-4837.

+(xi)	Supplemental Executive Retirement Plan for named executive officers dated September 26, 1996. Incorporated by reference to Exhibit 10(xvi) of Form 10-K dated August 27, 1997, SEC File No. 1-4837.

+(xii)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated October 8, 1999, SEC File No. 1-4837.

+(xiii)	Standstill Agreement among the Company and Relational Investors, et al, dated July 6, 1999. Incorporated by reference to Exhibit 5 of Schedule 13D filed July 6, 1999, SEC File No. 5-10548.

+(xiv)	Deferred Compensation Plan dated May 27, 2001.

+(xv)	Stock Deferral Plan dated May 27, 2001.

(21)	Subsidiaries of the registrant.

(23)	Independent Auditors’ Consent.

(24)	Powers of Attorney.

+	Compensatory Plan or Arrangement

          (b)  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKTRONIX , INC.

By /s/ COLIN L. SLADE

Colin L. Slade, Vice President and Chief Financial Officer

Da	ted: July 26, 2001

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ RICHARD H. WILLS* Richard H. Wills	President, Chief Executive Officer and Director	July 26, 2001

/S/ J. J. MEYER* Jerome J. Meyer	Chairman of the Board of Directors	July 26, 2001

/S/ COLIN L. SLADE Colin L. Slade	Vice President and Chief Financial Officer, Principal Financial and Accounting Officer	July 26, 2001

/S/ PAULINE LO ALKER* Pauline Lo Alker	Director	July 26, 2001

/S/ A. GARY AMES* A. Gary Ames	Director	July 26, 2001

/S/ GERRY B. CAMERON* Gerry B. Cameron	Director	July 26, 2001

/S/ D. CAMPBELL* David Campbell	Director	July 26, 2001

/S/ PAUL C. ELY, JR.* Paul C. Ely, Jr.	Director	July 26, 2001

/S/ FRANK C. GILL* Frank C. Gill	Director	July 26, 2001

/S/ MERRILL A. MCPEAK* Merrill A. McPeak	Director	July 26, 2001

Signature	Capacity	Date

/S/ RALPH V. WHITWORTH* Ralph V. Whitworth	Director	July 26, 2001

/s/ JAMES F. DALTON *By James F. Dalton as attorney-in-fact		July 26, 2001

Tektronix, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the years ended May 29, 1999, May 27, 2000 and May 26, 2001
(Dollars in Thousands)

Description	Beginning Balance	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Ending Balance
1999:
Allowance for doubtful accounts	$ 3,586	$10,333	$—	$11,254	$ 2,665
Inventory reserves	16,440	39,839	—	43,189	13,090
Deferred tax assets valuation allowance	2,600	—	—	—	2,600

2000:
Allowance for doubtful accounts	$ 2,665	$13,042	$—	$10,798	$ 4,909
Inventory reserves	13,090	32,727	—	30,637	15,180
Deferred tax assets valuation allowance	2,600	—	—	—	2,600

2001:
Allowance for doubtful accounts	$ 4,909	$12,636	$—	$12,972	$ 4,573
Inventory reserves	15,180	30,209	—	26,224	19,165
Deferred tax assets valuation allowance	2,600	27,884	—	—	30,484

EXHIBIT INDEX

Exhibit No.		Exhibit Description

(3) Exhibits:

(3)	(i)	Restated Articles of Incorporation of the Company, as amended.

	(ii)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit (3) of Form 10-Q dated October 6, 2000, SEC File No. 1-4837.

(4)	(i)	Indenture dated as of November 16, 1987, as amended by First Supplemental Indenture dated as of July 13, 1993, covering the registrant’s 7-1/2% notes due August 1, 2003, and the registrant’s 7-5/8% notes due August 15, 2002. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K dated August 22, 1990, SEC File No. 1-4837.

	(ii)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

	(iii)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K dated June 21, 2000, SEC File No. 1-4837.

(10)	+(i)	1982 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-K dated August 22, 1989, SEC File No. 1-4837.

	+(ii)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

	+(iii)	Restated Annual Performance Improvement Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated April 9, 1993, SEC File No. 1-4837.

	+ (iv)	Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated December 20, 1984, SEC File No. 1-4837.

	+(v)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit (10)(v) of Form 10-K dated August 20, 1996, SEC File No. 1-4837.

	+(vi)	Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K dated August 18, 1993, SEC File No. 1-4837.

	+(vii)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills.

	+(viii)	Form of Executive Severance Agreement entered into between the Company and its other named officers.

	+(ix)	Separation Agreement between Jerome J. Meyer and the Company dated October 23, 2000.

	+(x)	Non-Employee Directors Stock Compensation Plan, as amended through Amendment No. 2. Incorporated by reference to Exhibit 10(ii) of Form 10-Q dated October 8, 1999, SEC File No. 1-4837.

	+(xi)	Supplemental Executive Retirement Plan for named executive officers dated September 26, 1996. Incorporated by reference to Exhibit 10(xvi) of Form

10-K dated August 27, 1997, SEC File No. 1-4837.

	+(xii)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q dated October 8, 1999, SEC File No. 1-4837.

	+(xiii)	Standstill Agreement among the Company and Relational Investors, et al, dated July 6, 1999. Incorporated by reference to Exhibit 5 of Schedule 13D filed July 6, 1999, SEC File No. 5-10548.

	+(xiv)	Deferred Compensation Plan dated May 27, 2001.

	+(xv)	Stock Deferral Plan dated May 27, 2001.

(21)		Subsidiaries of the registrant.

(23)		Independent Auditors’ Consent.

(24)		Powers of Attorney.

+     Compensatory Plan or Arrangement