Form 10-Q
period 2001-08-25
TEKTRONIX INC
filed 2001-10-01
CIK 96879

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended August 25, 2001, or,
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X    No

AT SEPTEMBER 22, 2001 THERE WERE 92,000,842 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited)— August 25, 2001 and May 26, 2001	2
	Condensed Consolidated Statements of Operations (Unaudited)— for the Quarter ended August 25, 2001 and the Quarter ended August 26, 2000	3
	Condensed Consolidated Statements of Cash Flows (Unaudited)— for the Quarter ended August 25, 2001 and the Quarter ended August 26, 2000	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II. OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURE		22

TEKTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	Aug. 25, 2001	May 26, 2001
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$362,677	$292,429
Short-term marketable investments	178,509	282,005
Accounts and notes receivable (net of allowance for doubtful accounts of $4,796 and $4,573, respectively)	96,081	142,977
Inventories, net	152,530	149,964
Other current assets	68,402	66,269

Total current assets	858,199	933,644
Property, plant and equipment, net	168,365	171,750
Long-term marketable investments	209,694	217,258
Deferred tax assets, net	2,728	3,318
Other long-term assets	197,380	196,127

Total assets	$1,436,366	$1,522,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$152,815	$205,038
Accrued compensation	47,911	96,703
Deferred revenue	16,684	14,208

Total current liabilities	217,410	315,949
Long-term debt	124,307	127,840
Other long-term liabilities	69,817	64,963
Shareholders' equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 92,076 at August 25, 2001 and 92,077 at May 26, 2001)	228,691	225,003
Retained earnings	782,385	778,428
Accumulated other comprehensive income	13,756	9,914

Total shareholders' equity	1,024,832	1,013,345

Total liabilities and shareholders' equity	$1,436,366	$1,522,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Quarter ended
	Aug. 25, 2001	Aug. 26, 2000
	(In thousands, except per share amounts)
Net sales	$216,582	$278,191
Cost of sales	108,344	133,229

Gross profit	108,238	144,962
Research and development expenses	34,166	33,813
Selling, general and administrative expenses	57,641	74,437
Equity in business ventures' loss	982	132
Non-recurring charges, net	7,928	315

Operating income	7,521	36,265
Interest expense	(2,690)	(3,357)
Interest income	10,068	14,250
Other expense, net	(3,630)	(4,957)

Earnings before taxes	11,269	42,201
Income tax expense	3,944	14,770

Earnings from continuing operations	7,325	27,431
Discontinued operations:
Gain on sale of Color Printing and Imaging division (less applicable income tax expense of $504)	937	—

Net earnings	$8,262	$27,431

Net earnings per share—basic	$0.09	$0.29
Net earnings per share—diluted	$0.09	$0.28
Net earnings per share from continuing operations—basic	$0.08	$0.29
Net earnings per share from continuing operations—diluted	$0.08	$0.28
Net earnings per share from discontinued operations—basic and diluted	$0.01	$—
Weighted average shares outstanding—basic	92,040	95,378
Weighted average shares outstanding—diluted	92,815	97,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKTRONIX, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter ended
	Aug. 25, 2001	Aug. 26, 2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$8,262	$27,431
Adjustments to reconcile net earnings to net cash used in operating activities:
Pre-tax gain on the sale of Color Printing and Imaging	(1,441)	—
Pre-tax net non-recurring charges	(64)	315
Depreciation and amortization expense	10,186	11,036
Asset impairments	—	2,391
Loss on the disposition of investments	1,327	—
Loss on the disposition of fixed assets	654	554
Bad debt expense	237	916
Deferred income tax (benefit) expense	(4,460)	7,619
Equity in business ventures' loss	982	132
Changes in operating assets and liabilities:
Accounts and notes receivable, net	46,659	(4,050)
Inventories, net	(2,566)	(11,621)
Other current assets	2,327	671
Accounts payable and accrued liabilities	(51,222)	(3,143)
Accrued compensation	(48,792)	(32,817)
Deferred revenue	2,476	(988)
Other long-term assets and liabilities, net	2,586	(2,019)

Net cash used in operating activities	(32,849)	(3,573)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(6,780)	(8,482)
Proceeds from the disposition of fixed assets	235	3,715
Long-term investments	10,296	—
Short-term investments	103,496	(103,541)

Net cash provided by (used in) investing activities	107,247	(108,308)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	—	59
Repayment of long-term debt	(3,533)	(32)
Proceeds from employee stock plans	4,184	15,433
Repurchase of common stock	(4,801)	(47,916)

Net cash used in financing activities	(4,150)	(32,456)

Net increase (decrease) in cash and cash equivalents	70,248	(144,337)
Cash and cash equivalents at beginning of period	292,429	683,808

Cash and cash equivalents at end of period	$362,677	$539,471

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid—net	$7,933	$551
Interest paid	$4,705	$5,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  The Company

    Tektronix, Inc. ("Tektronix" or the "Company") operates as a focused test, measurement and monitoring company, providing measurement solutions to customers in many industries, including computers, telecommunications and semiconductors. Prior to fiscal year 2001, the Company operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. During fiscal year 2000, the Company sold substantially all of the assets of the Color Printing and Imaging and Video and Networking divisions. The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe; the Pacific, excluding Japan; and Japan.

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

2.  Financial statement presentation

    The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company's percentage of earnings included in Equity in business ventures' loss on the Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation with no effect on previously reported earnings. The Company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2002 and 2001 are 52 weeks.

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

3.  Sale of Color Printing and Imaging

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

    During the first quarter of fiscal year 2002, the Company settled certain outstanding contingencies related to the sale of this division and recognized a gain from discontinued operations of $0.9 million, net of related income tax expense. As of August 25, 2001, the accrual for estimated liabilities related to the sale was $39.3 million.

4.  Repurchase of Common Stock

    On March 15, 2000, the Board of Directors authorized the purchase of up to $545.0 million of the Company's common stock on the open market or through negotiated transactions. During the first quarter of fiscal year 2002, the Company repurchased a total of 0.2 million shares for $4.8 million. As of August 25, 2001, the Company has repurchased a total of 6.4 million shares at an average price of $26.74 per share totaling $170.8 million under this authorization.

5.  Non-Recurring Charges, Net

    During the first quarter of fiscal year 2002, the Company incurred $7.9 million of net non-recurring costs including $8.0 million of one-time costs to better align future operating expense levels with reduced sales levels and $0.1 million of reserve reversals related to the 2000 Plan which is discussed below.

    The $8.0 million of one-time costs were primarily severance related costs for 224 employees. These headcount reductions were completed in the first quarter and do not relate to previously announced restructuring plans.

The 2000 Plan

    In the third quarter of fiscal year 2000, the Company announced and began to implement a series of actions (the "2000 Plan") intended to consolidate worldwide operations and transition the Company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring products. Major actions under the 2000 Plan included the exit from and consolidation within underutilized facilities, including the write-off of assets abandoned in conjunction with this action, the write-off and disposal of certain excess service and other inventories and focused headcount reductions to streamline the cost structure to that of a smaller Measurement business and to eliminate duplicative functions within the Company's infrastructure.

    During the first quarter of fiscal year 2002, $0.1 million of previously accrued amounts were reversed from the payables and other liabilities reserve. The reversal resulted primarily from the favorable settlement of various international office leases.

    Under the 2000 Plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 118 employees. As of August 25, 2001, severance of approximately $7.2 million has been paid to 110 of these employees, with the remaining employees to be paid severance of approximately $0.8 million under contracts extending through 2002.

6.  Earnings Per Share

	Aug. 25, 2001	Aug. 26, 2000
	(In thousands except per share amounts)
Net earnings	$8,262	$27,431

Weighted average shares used for basic earnings per share	92,040	95,378
Effect of dilutive stock options	775	2,099

Weighted average shares used for dilutive earnings per share	92,815	97,477

Net earnings per share—basic	$0.09	$0.29
Net earnings per share—diluted	$0.09	$0.28

    Options to purchase an additional 2,671,211 and 20,500 shares of common stock were outstanding at August 25, 2001 and August 26, 2000, respectively, but were not included in the computation of diluted net earnings per share because their effect would be antidilutive.

7.  Inventories

    Inventories consisted of the following:

	Aug. 25, 2001	May 26, 2001
	(In thousands)
Materials	$1,538	$2,544
Work in process	57,441	63,138
Finished goods	93,551	84,282

Inventories	$152,530	$149,964

8.  Property, Plant and Equipment

    Property, plant and equipment consisted of the following:

	Aug. 25, 2001	May 26, 2001
	(In thousands)
Land	$1,656	$1,656
Buildings	152,999	148,732
Machinery and equipment	268,578	271,232
Accumulated depreciation and amortization	(254,868)	(249,870)

Property, plant and equipment, net	$168,365	$171,750

9.  Investments in marketable equity securities

    Investments in marketable equity securities are classified as available-for-sale and reported at fair market value on the Condensed Consolidated Balance Sheets as Long-term marketable investments. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

	Aug. 25, 2001	May 26, 2001
	(In thousands)
Unamortized cost basis of marketable equity securities	$15,861	$15,861
Gross unrealized holding gains	15,466	12,913

Fair value of marketable equity securities	$31,327	$28,774

10. Comprehensive Income

    Comprehensive income and its components, net of tax, are as follows:

	Quarter ended
	Aug. 25, 2001	Aug. 26, 2000
	(In thousands)
Net earnings	$8,262	$27,431
Other comprehensive income:
Currency translation adjustment, net of taxes of $1,540 and (1,543), respectively	2,310	(2,315)
Unrealized holding gains on available-for-sale securities, net of taxes of $1,200 and 9,905, respectively	1,532	14,852

Total comprehensive income	$12,104	$39,968

    Accumulated other comprehensive income consisted of the following:

	Foreign currency translation	Unrealized holding gains on available-for- sale securities	Accumulated other comprehensive income
	(In thousands)
Balance as of May 26, 2001	$2,050	$7,864	$9,914
Q1 activity	2,310	1,532	3,842

Balance as of Aug. 25, 2001	$4,360	$9,396	$13,756

11. Derivative Financial Instruments and Risk Management

    The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and the subsequent amendments SFAS 137 and SFAS 138, on May 27, 2001. These pronouncements require that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The Company recorded a net-of-tax cumulative-effect-type gain adjustment of less than $0.1 million in accumulated other comprehensive earnings to recognize at fair value all derivatives that are designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on May 27, 2001. This gain adjustment which was reclassified to earnings during the first quarter ending August 25, 2001, consisted of gains related to foreign currency forwards.

Derivative Instruments and Hedging Activities

    The Company's activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company's risk management program seeks to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk and market risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement. Market risk is the adverse effect on the value of a financial instrument that results from a change in currency exchange rates. The market risk associated with foreign exchange contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

Cash Flow Hedges

    Cash flow hedges are hedges of anticipated transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company purchases foreign exchange options and forward exchange contracts expiring within one year as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. As of August 25, 2001, the less than $0.1 million of deferred net losses on derivative instruments accumulated in other comprehensive earnings are expected to be reclassified to earnings during the next twelve months.

Accounting for Derivatives and Hedging Activities

    All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that does not qualify as a hedge are recorded in current period earnings in Other expense, net. Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a cash-flow hedge are recorded in other comprehensive earnings, until the underlying transactions occur at which time the gains or losses are recorded in Net sales. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as cash flow hedges to specific anticipated transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that an anticipated transaction will occur. If hedge accounting is discontinued because it is probable that an anticipated transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive earnings will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

12. Business Segments

    The Company's revenue is derived principally through the development and marketing of a range of test and measurement products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. Accordingly, the Company reports as a single Measurement segment.

    The information provided below was obtained from internal information that was provided to the Company's executive management group for the purpose of corporate management.

	Aug. 25, 2001	Aug. 26, 2000
	(In thousands)
Consolidated net sales to external customers by region:
United States	$118,950	$141,166
Europe	42,256	58,674
Pacific	27,559	32,529
Japan	18,538	25,139
Americas	9,279	20,683

Net sales	$216,582	$278,191

13. Recent Accounting Pronouncements

    In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". This statement discontinues the use of the pooling of interest method of accounting for business combinations. This statement is effective for all business combinations after June 30, 2001. Management has completed an evaluation of the effects of this statement and believes that it will not have a material effect on the Company's consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company early adopted the provisions of SFAS No. 142 as of May 27, 2001. These standards only permit prospective application of the new accounting. Therefore, adoption of these standards will not affect previously reported financial information. The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill in the current quarter; however, impairment reviews may result in future write-downs. The initial evaluation of impairment of existing goodwill is required to be completed no later than November 24, 2001, but management does not believe that it will have a material effect on the Company's consolidated financial statements. Goodwill amortization for the quarter ended August 26, 2000 amounted to approximately $0.3 million net of tax, which would have impacted the reported basic and diluted earnings per share by less than $0.01.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company's consolidated financial statements.

    In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". This pronouncement discusses the classification and the timing of reporting losses directly associated with the terrorist attacks of September 11, 2001. Management believes that this will not have a material impact on the Company's consolidated financial statements as no property or personnel were lost as a result of these attacks.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix' future expectations, intentions, beliefs and strategies regarding the future, including new products, orders, revenues, margins, earnings and cost reduction efforts in anticipation of the economic downturn. The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and Webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section of this Management's Discussion and Analysis.

General

    Tektronix, Inc. ("Tektronix" or the "Company") operates as a focused test, measurement and monitoring company, providing measurement solutions to customers in many industries, including computers, telecommunications and semiconductors. Prior to fiscal year 2001, the Company operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. During fiscal year 2000, the Company sold substantially all of the assets of the Color Printing and Imaging and Video and Networking divisions. The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe; the Pacific, excluding Japan; and Japan.

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

    During the first quarter of fiscal year 2002, the Company settled certain outstanding contingencies related to the sale of this division and recognized a gain from discontinued operations of $0.9 million, net of related income tax expense. As of August 25, 2001, the accrual for estimated liabilities related to the sale was $39.3 million.

Repurchase of Common Stock

    On March 15, 2000, the Board of Directors authorized the purchase of up to $545.0 million of the Company's common stock on the open market or through negotiated transactions. During the first quarter of fiscal year 2002, the Company repurchased a total of 0.2 million shares for $4.8 million. As of August 25, 2001, the Company has repurchased a total of 6.4 million shares at an average price of $26.74 per share totaling $170.8 million under this authorization.

Non-Recurring Charges

    During the first quarter of fiscal year 2002, the Company incurred $7.9 million of net non-recurring costs including $8.0 million of one-time costs to better align future operating expense levels with reduced sales levels and $0.1 million of reserve reversals related to the 2000 Plan which is discussed below.

    The $8.0 million of one-time costs were primarily related to severance costs for 224 employees. These headcount reductions were completed in the first quarter and do not relate to previously announced restructuring plans.

The 2000 Plan

    In the third quarter of fiscal year 2000, the Company announced and began to implement a series of actions (the "2000 Plan") intended to consolidate worldwide operations and transition the Company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring products. Major actions under the 2000 Plan included the exit from and consolidation within underutilized facilities, including the write-off of assets abandoned in conjunction with this action, the write-off and disposal of certain excess service and other inventories and focused headcount reductions to streamline the cost structure to that of a smaller Measurement business and to eliminate duplicative functions within the Company's infrastructure.

    During the first quarter of fiscal year 2002, $0.1 million of previously accrued amounts were reversed from the payables and other liabilities reserve. The reversal resulted primarily from the favorable settlement of various international office leases.

    Under the 2000 Plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 118 employees. As of August 25, 2001, severance of approximately $7.2 million has been paid to 110 of these employees, with the remaining employees to be paid severance of approximately $0.8 million under contracts extending through 2002.

Results of Operations

Economic Conditions

    During fiscal year 2001, economic conditions had a negative impact on many markets into which the Company sells products including, but not limited to, mobile handset manufacturing, automated test equipment, optical design and manufacturing, telecommunications and semiconductor manufacturing. These conditions adversely impacted the Company during the latter part of fiscal year 2001, as product orders declined and order cancellations increased. This trend continued through the first quarter of fiscal year 2002 as orders declined 22% from the fourth quarter of fiscal year 2001 and order cancellations continued at above normal levels. In response to the reduction in orders, the Company incurred certain one-time costs in the first quarter of fiscal year 2002. Additional one-time costs are expected to be incurred in the second quarter of fiscal year 2002 to better align future operating expense levels with reduced sales levels. In addition, future sales levels and operating margins may be reduced as a result of a decline in orders. Management of the Company is unable to predict the ultimate severity and duration of the recent economic conditions or their ultimate impact on the Company.

Orders

    Consolidated orders for the first quarter of fiscal year 2002 were $164.6 million, a decrease of $142.3 million or 46% from orders of $306.9 million in the first quarter of fiscal year 2001. Consolidated orders decreased in all geographies, with the United States and Japan experiencing the steepest declines. Orders from the United States were $62.6 million, a decrease of $98.2 million or 61% from first quarter orders in the prior year. Orders from Japan were $14.6 million, a decrease of $16.0 million or 52% from first quarter fiscal year 2001 orders. In addition, European orders were $43.0 million a decline of $12.2 million or 22% from the comparable period of fiscal year 2001. These declines resulted from the above noted economic downturn that, during the first quarter of fiscal year 2002, continued to negatively impact many markets into which the Company sells products.

Net Sales

    Consolidated net sales of $216.6 million for the first quarter of fiscal year 2002 decreased $61.6 million or 22% from first quarter fiscal year 2001 net sales of $278.2 million. Consolidated sales declines were experienced in all major geographies, with the United States and Europe experiencing the most significant declines. Net sales in the United States were $119.0 million, a decrease of $22.2 million or 16% from net sales for the first quarter of fiscal year 2001. Net sales in Europe were $42.3 million, a decrease of $16.4 million or 28% from net sales for the first quarter of the prior year. Sales declines can be primarily attributed to the above noted economic downturn and the resulting orders declines.

Gross Profit

    Consolidated gross profit was $108.2 million for the quarter ended August 25, 2001, a decrease of 25% from gross profit of $145.0 million for the first quarter of fiscal year 2001. This decrease was primarily due to lower sales during the first quarter of fiscal year 2002 as compared with the first quarter of fiscal year 2001. Gross margin for the first quarter of fiscal year 2002 was 50%, a decrease from 52% for the comparable period of fiscal year 2001. This decrease resulted from the lower sales volumes combined with certain fixed costs and inventory write-offs due to recent order declines.

Operating Expenses

    For the first quarter ended August 25, 2001, operating expenses were $100.7 million, a decrease of $8.0 million from $108.7 million for the first quarter of fiscal year 2001. The decrease is primarily attributable to a reduction of selling, general and administrative expenses in the first quarter of fiscal year 2002 offset by increases in research and development expenses and non-recurring charges.

    Selling, general and administrative expenses were $57.6 million or 27% of net sales for the first quarter of fiscal year 2002, a decrease of $16.8 million from $74.4 million or 27% of net sales for the first quarter of the prior year. The decrease in expenses was primarily due to effective cost control measures and the Company's efforts to reduce expenses in line with lower orders and sales.

    Research and development expenses were $34.2 million in the quarter ended August 25, 2001, a slight increase from $33.8 million in the same quarter of the prior year. Due to the lower sales volumes, research and development expenses as a percentage of sales increased to 16% for the first quarter of fiscal year 2002 from 12% in the same quarter a year ago. The Company incurred $7.9 million of net non-recurring costs in an effort to better align future operating expense levels with reduced sales levels as discussed above.

Non-Operating Income/Expense

    Interest expense was $2.7 million for the quarter ended August 25, 2001, as compared with $3.4 million in the same quarter of the prior year. The decrease in interest expense is due to a reduction in the average balance of outstanding debt due to the Company's retirement of outstanding long-term debt. Interest income was $10.1 million in the first quarter of fiscal year 2002 as compared with $14.3 million in the first quarter of fiscal year 2001. The decrease in interest income can be primarily attributed to lower returns on investments due to decreased interest rates as compared with the prior year rates of return.

Income Taxes

    Income tax expense from continuing operations was $3.9 million for the first quarter of fiscal year 2002 or 35% of income before taxes, as compared with $14.8 million in the same quarter of the prior year or 35% of income before taxes.

Discontinued Operations

    During the quarter ended August 25, 2001, the Company reached settlement on certain outstanding contingencies related to the sale of the Color Printing and Imaging division to Xerox Corporation. The settlement of these contingencies resulted in an additional gain on the sale of $0.9 million net of tax, which was recorded as Discontinued operations on the Condensed Consolidated Statements of Operations.

Consolidated Net Earnings

    The Company recognized consolidated net earnings of $8.3 million or $0.09 per diluted share for the quarter ended August 25, 2001, as compared with net earnings of $27.4 million or $0.28 per diluted share in the same quarter of fiscal year 2001.

Financial Condition, Liquidity and Capital Resources

    At August 25, 2001, the Company's working capital was $640.8 million, an increase of $23.1 million from the end of fiscal year 2001. Current assets decreased $75.4 million primarily due to a decrease in accounts receivable in the first quarter of fiscal year 2002 due mainly to lower sales volume. Current liabilities decreased $98.5 million in the first quarter of fiscal year 2002 as a result of decreases in accounts payable due primarily to a payment to Xerox Corporation for settlement of certain liabilities associated with the January 1, 2000 sale of the color printing and imaging division and lower operating expenses during that quarter. Accrued compensation decreased in the first quarter of fiscal year 2002 due to the payment of incentive compensation earned in the prior year.

    At August 25, 2001, the Company held $750.9 million in cash and cash equivalents and marketable investments, a decrease of $40.8 million from the balance of $791.7 million at May 26, 2001. This decrease is due to the payment of accrued compensation existing at the end of fiscal year 2001 and the payment to Xerox Corporation described above, partially offset by other positive operating cash flow. The Company also maintains bank credit facilities totaling $260.9 million, of which $256.0 million was unused. Unused facilities included $106.0 million in miscellaneous lines of credit and $150.0 million under revolving credit agreements with United States and foreign banks.

    Property, plant and equipment, net, decreased $3.4 million to $168.4 million as of August 25, 2001. The decrease was due mainly to $9.7 million of depreciation expense for the quarter. This decrease was partially offset by approximately $6.8 million in capital expenditures during the same period.

    Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations and capital expenditures through May 2002.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This pronouncement was subsequently amended by SFAS 137 and SFAS 138. These pronouncements require recognition of all derivatives as either assets or liabilities on the balance sheet at fair value. The Company adopted these pronouncements on the first day of fiscal year 2002 and it did not have a material effect on the Company's consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 141, "Business Combinations". This statement discontinues the use of the pooling of interest method of accounting for business combinations. This statement is effective for all business combinations after June 30, 2001. Management has completed an evaluation of the effects of this statement and believes that it will not have a material effect on the Company's consolidated financial statements.

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company early adopted the provisions of SFAS No. 142 as of May 27, 2001. These standards only permit prospective application of the new accounting. Therefore, adoption of these standards will not affect previously reported financial information. The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill in the current quarter; however, impairment reviews may result in future write-downs. The initial evaluation of impairment of existing goodwill is required to be completed no later than November 24, 2001, but management does not believe that it will have a material effect on the Company's consolidated financial statements. Goodwill amortization for the quarter ended August 26, 2000 amounted to $0.3 million net of tax, which would have impacted the reported basic and diluted earnings per share by less than $0.01.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company's consolidated financial statements.

    In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001". This pronouncement discusses the classification and the timing of reporting losses directly associated with the terrorist attacks of September 11, 2001. Management believes that this will not have a material impact on the Company's consolidated financial statements as no property or personnel were lost as a result of these attacks.

Risks and Uncertainties

    Described below and elsewhere in this Quarterly Report on Form 10Q and in other documents the Company files with the Securities and Exchange Commission and in its press releases are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. See "Forward-Looking Statements" at the beginning of this Item 2.

Market Risk and Cyclical Downturns in the Markets in Which Tektronix Competes

    Tektronix' business depends predominantly on capital expenditures of manufacturers in the telecommunications, semiconductor, and computer industries. Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries' demand for equipment, including test and measurement equipment manufactured and marketed by Tektronix. During periods of reduced and declining demand, Tektronix must rapidly align its cost structure with prevailing market conditions while at the same time motivating and retaining key employees. As indicated in "Results of Operations—Economic Conditions" in this Item 2, the Company's sales and orders have been affected by the current cyclical downturn in its markets. The extent of this downturn, and how long it will last, is unknown. No assurance is given that Tektronix' net sales and operating results will not be further adversely impacted by the current or any future downturns or slowdowns in the rate of capital investment in these industries.

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

Supplier Risks

    The Company's manufacturing operations are dependent on the ability of suppliers to deliver high quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company's future operating results.

Worldwide Economic and Market Conditions

    Tektronix currently maintains operations in the U.S., Europe, the Pacific, the Americas and Japan. During the last fiscal year, nearly one half of the Company's revenues were from international sales. In addition, some of the Company's manufacturing operations and key suppliers are located in foreign countries. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business abroad, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, disruptions or delays in shipments and changes in other economic conditions. These factors, among others, could influence the Company's ability to sell in international markets, as well as its ability to manufacture products or procure supplies. A significant downturn in the global economy could adversely affect the Company's results of operations, financial position or cash flows.

Intellectual Property Risks

    As a technology-based company, Tektronix' success depends on developing and protecting its intellectual property. Tektronix relies generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of the Company's products, however, is generally not patentable in its entirety. Tektronix also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that actions the Company takes to establish and protect proprietary rights will be adequate. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse affect on the Company's results of operations, financial position or cash flows. From time to time in the usual course of business, the Company receives notices from third parties regarding intellectual property infringement or takes action against others with regard to intellectual property rights. Even where the Company is successful in defending or pursuing such claims, the Company may incur significant costs. In the event of a successful claim against the Company, Tektronix could lose its rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on the Company's business.

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

Possible Volatility of Stock Price

    The price of the Company's common stock may be subject to wide, rapid fluctuations. Such fluctuations may be due to factors specific to the Company, such as changes in operating results or changes in analysts' estimates regarding earnings. Fluctuations in the stock price may also be due to factors relating to the telecommunications, semiconductor, and computer industries or to the securities markets in general. Fluctuations in the stock price have often been unrelated to the operating performance of the specific companies whose stocks are traded. Shareholders should be willing to incur the risk of such fluctuations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risk

    The Company is exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.

    The Company maintains a short-term and long-term investment portfolio consisting primarily of fixed rate commercial paper, corporate notes and bonds, and asset backed securities with maturities less than one year. An increase in interest rates would decrease the value of certain of these investments. However, a 10% increase in interest rates would not have a material impact on the Company's results of operations, financial position or cash flows as the Company has the ability to hold these fixed rate investments until maturity.

    At August 25, 2001 and August 26, 2000, the Company's debt obligations had fixed interest rates. In management's opinion, a 10% change in interest rates would not be material to the Company's results of operations, financial position or cash flows.

    The Company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation and other companies. The Company has not entered into any hedging programs to mitigate equity price risk. In management's opinion, an adverse change of 20% in the value of these securities would not be material to the Company's results of operations, financial position or cash flows.

    The Company is exposed to foreign currency exchange rate risk primarily through transactions and commitments denominated in foreign currencies. The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. The Company's policy is to only enter into derivative transactions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. In management's opinion, a 10% adverse change in foreign currency exchange rates would not have a material effect on these instruments and therefore the Company's results of operations, financial position or cash flows.

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

    At the Company's annual meeting of shareholders on September 20, 2001, the shareholders voted on the election of three directors to the Company's board of directors. David N. Campbell, Merrill A. McPeak, and Richard H. Wills were elected to serve three-year terms ending at the 2004 annual meeting of shareholders. The voting for each director was as follows:

	FOR	WITHHELD
David N. Campbell	81,339,796	424,760
Merrill A. McPeak	81,317,549	447,007
Richard H. Wills	81,334,997	429,559

    The term of office of the Company's other directors continued after the 2001 annual meeting of shareholders, as follows: Pauline Lo Alker, A. Gary Ames, Paul C. Ely, Jr. and Frank C. Gill until the 2002 annual meeting of shareholders; and Gerry B. Cameron, Jerome J. Meyer, and Ralph V. Whitworh until the 2003 annual meeting of shareholders.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

(10)	2001 Non-Employee Directors Compensation Plan (Compensatory Plan or Arrangement)

      (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 1, 2001	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE Colin L. Slade Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
(10)	2001 Non-Employee Directors Compensation Plan (Compensatory Plan or Arrangement)

QuickLinks

TEKTRONIX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
TEKTRONIX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
TEKTRONIX, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K
SIGNATURE
EXHIBIT INDEX