Form 10-Q
period 2001-11-24
TEKTRONIX INC
filed 2001-12-28
CIK 96879

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 24, 2001, or,

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to               .

Commission File Number 1-4837

TEKTRONIX, INC.
(Exact name of registrant as specified in its charter)

OREGON (State or other jurisdiction of incorporation or organization)	93-0343990 (IRS Employer Identification No.)
4200 SW KARL BRAUN DRIVE BEAVERTON, OREGON (Address of principal executive offices)	97077 (Zip Code)

(503) 627-7111
Registrant's telephone number, including area code

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    AT DECEMBER 22, 2001 THERE WERE 91,236,989 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES

INDEX

		PAGE NO.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited)—November 24, 2001 and May 26, 2001	2
	Condensed Consolidated Statements of Operations (Unaudited)—for the Quarter ended November 24, 2001 and the Quarter ended November 25, 2000 and for the Two Quarters ended November 24, 2001 and the Two Quarters ended November 25, 2000	3
	Condensed Consolidated Statements of Cash Flows (Unaudited)—for the Two Quarters ended November 24, 2001 and the Two Quarters ended November 25, 2000	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
PART II.	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	23
SIGNATURE		24

Part I

Item 1. Financial Statements

TEKTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	Nov. 24, 2001	May 26, 2001
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$304,144	$292,429
Short-term marketable investments	179,474	282,005
Accounts receivable (net of allowance for doubtful accounts of $5,254 and $4,573, respectively)	97,962	142,977
Inventories	143,689	149,964
Other current assets	68,356	66,269

Total current assets	793,625	933,644
Property, plant and equipment, net	157,887	171,750
Long-term marketable investments	248,440	188,484
Deferred tax assets, net	4,734	3,318
Other long-term assets	221,230	224,901

Total assets	$1,425,916	$1,522,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$153,402	$205,038
Accrued compensation	52,095	96,703
Deferred revenue	16,436	14,208
Current portion of long-term debt	42,775	—

Total current liabilities	264,708	315,949
Long-term debt	81,527	127,840
Other long-term liabilities	68,203	64,963
Shareholders' equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 91,188 at November 24, 2001 and 92,077 at May 26, 2001)	227,196	225,003
Retained earnings	776,757	778,428
Accumulated other comprehensive income	7,525	9,914

Total shareholders' equity	1,011,478	1,013,345

Total liabilities and shareholders' equity	$1,425,916	$1,522,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended		Two quarters ended
	Nov. 24, 2001	Nov. 25, 2000	Nov. 24, 2001	Nov. 25, 2000
	(In thousands except per share amounts)
Net sales	$214,633	$325,143	$431,215	$603,334
Cost of sales	107,713	157,617	216,057	290,846

Gross profit	106,920	167,526	215,158	312,488
Research and development expenses	31,377	39,120	65,543	72,933
Selling, general and administrative expenses	60,791	78,883	118,042	152,766
Equity in business ventures' loss (earnings)	623	(1,226)	1,605	(1,094)
Non-recurring charges (credits), net	4,444	(567)	12,372	(252)
Gain on sale of the Video and Networking division	—	(1,456)	—	(1,456)
Other operating expense, net	3,441	2,338	3,831	2,892

Operating income	6,244	50,434	13,765	86,699
Interest expense	(2,624)	(3,126)	(5,314)	(6,483)
Interest income	8,530	13,284	18,598	27,534
Other non-operating income (expense), net	48	(4,104)	(3,582)	(9,061)

Earnings before taxes	12,198	56,488	23,467	98,689
Income tax expense	4,269	19,771	8,213	34,541

Net earnings from continuing operations	7,929	36,717	15,254	64,148
Discontinued operations:
Gain on sale of Color Printing and Imaging division (less applicable income tax expense of $504)	—	—	937	—

Net earnings	$7,929	$36,717	$16,191	$64,148

Net earnings per share—basic	$0.09	$0.39	$0.18	$0.68
Net earnings per share—diluted	0.09	0.38	0.18	0.66
Net earnings per share from continuing operations—basic	0.09	0.39	0.17	0.68
Net earnings per share from continuing operations—diluted	0.09	0.38	0.17	0.66
Net earnings per share from discontinued operations—basic and diluted	—	—	0.01	—
Weighted average shares outstanding—basic	91,531	94,646	91,786	95,012
Weighted average shares outstanding—diluted	91,969	96,499	92,437	96,990

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Two quarters ended
	Nov. 24, 2001	Nov. 25, 2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$16,191	$64,148
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Pre-tax gain on the sale of Color Printing and Imaging	(1,441)	—
Gain on sale of Video and Networking division	—	(1,456)
Pre-tax net non-recurring charges	1,848	(1,056)
Depreciation and amortization expense	20,131	21,995
Asset impairments	3,200	5,861
Loss on the disposition of fixed assets	631	892
Loss on the disposition of investments	1,327	—
Bad debt expense	858	1,653
Deferred income taxes	3,389	12,519
Equity in business ventures' loss (earnings)	1,605	(1,094)
Changes in operating assets and liabilities:
Accounts and notes receivable	44,157	(16,229)
Inventories	6,275	(16,853)
Other current assets	(5,476)	(810)
Accounts payable and accrued liabilities	(50,864)	(5,455)
Accrued compensation	(46,291)	(4,199)
Deferred revenue	2,228	791
Other long-term assets and liabilities, net	(206)	(9,757)

Net cash (used in) provided by operating activities	(2,438)	50,950
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(10,144)	(14,313)
Proceeds from the disposition of fixed assets	929	4,298
Dividend received from business venture	—	8,451
Long-term investments	(59,956)	—
Short-term investments	102,531	(381,393)

Net cash provided by (used in) investing activities	33,360	(382,957)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	30	(378)
Repayment of long-term debt	(3,568)	(3,785)
Proceeds from employee stock plans	4,975	18,160
Repurchase of common stock	(20,644)	(47,916)

Net cash used in financing activities	(19,207)	(33,919)

Net increase (decrease) in cash and cash equivalents	11,715	(365,926)
Cash and cash equivalents at beginning of period	292,429	683,808

Cash and cash equivalents at end of period	$304,144	$317,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid—net	$6,784	$15,658
Interest paid	4,772	5,741

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

2.  Financial statement presentation

    The condensed consolidated financial statements and notes thereto have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company's percentage of earnings included in Equity in business ventures' loss (earnings) on the Condensed Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation with no effect on previously reported earnings. The Company's fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2002 and 2001 are 52 weeks.

    The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Actual results may differ from estimated amounts. Management believes that the condensed statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes thereto in the Company's annual report on Form 10-K for the year ended May 26, 2001.

3.  Sale of Color Printing and Imaging

    On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation. In the first quarter of fiscal year 2002, the Company settled certain outstanding contingencies related to the sale of this division and recognized a gain from discontinued operations of $0.9 million, net of related income tax expense. As of November 24, 2001, the accrual for estimated liabilities related to the sale was $39.1 million, which is included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

4.  Sale of Video and Networking

    In the second quarter of fiscal year 2001, the Company resolved certain outstanding contingencies related to the sale of the Video and Networking division which occurred in fiscal year 2000. The resolution of these items resulted in a net credit of approximately $1.5 million, which is included in Gain on sale of the Video and Networking division in the Condensed Consolidated Statements of Operations.

5.  Repurchase of Common Stock

    On March 15, 2000, the Board of Directors authorized the purchase of up to $545.0 million of the Company's common stock on the open market or through negotiated transactions. During the second quarter of fiscal year 2002, the Company repurchased a total of 0.9 million shares for $15.8 million. During the first two quarters of fiscal year 2002, the Company repurchased a total of 1.1 million shares for $20.6 million. As of November 24, 2001, the Company has repurchased a total of 7.3 million shares at an average price of $25.57 per share totaling $186.7 million under this authorization.

6.  Non-recurring Charges (Credits), Net

    During the first two quarters of fiscal year 2002, the Company incurred $12.4 million of net non-recurring costs including $12.5 million of costs to better align future operating expense levels with reduced sales levels offset by $0.1 million of reserve reversals related to the 2000 Plan which is discussed below.

    The $12.5 million of non-recurring costs included $11.4 million of severance related costs for 363 employees and $1.1 million associated with exiting certain foreign operations. As of November 24, 2001, the Company maintained liabilities of $1.7 million related to the severance costs and $0.2 million related to the exit from certain foreign operations discussed above. These actions do not relate to the previously announced 1999 Plan or 2000 Plan.

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

    During the first two quarters of fiscal year 2002, $0.1 million of previously accrued amounts were reversed from the payables and other liabilities reserve. The reversal resulted primarily from the favorable settlement of various international office leases.

    Under the 2000 Plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 118 employees. As of November 24, 2001, severance of approximately $7.5 million has been paid to 111 of these employees, with the remaining employees to be paid severance of approximately $0.5 million under contracts extending through fiscal year 2002.

7.  Earnings Per Share

	Quarter ended		Two quarters ended
	Nov. 24, 2001	Nov. 25, 2000	Nov. 24, 2001	Nov. 25 2000
	(In thousands except per share amounts)
Net earnings	$7,929	$36,717	$16,191	$64,148

Weighted average shares used for basic earnings per share	91,531	94,646	91,786	95,012
Effect of dilutive stock options	438	1,853	651	1,978

Weighted average shares used for dilutive earnings per share	91,969	96,499	92,437	96,990

Net earnings per share—basic	$0.09	$0.39	$0.18	$0.68
Net earnings per share—diluted	$0.09	$0.38	$0.18	$0.66

    Options to purchase an additional 2,728,738 and 177,250 shares of common stock were outstanding at November 24, 2001 and November 25, 2000, respectively, but were not included in the computation of diluted net earnings per share because their effect would be antidilutive.

8.  Short-term and Long-term Marketable Investments

    Short-term marketable investments held at November 24, 2001 and May 26, 2001 consisted of the following:

	Nov. 24, 2001	May 26, 2001
	(In thousands)
Asset backed and mortgage backed securities	$67,831	$69,478
Corporate notes and bonds	63,601	113,497
Agency notes and bonds	24,695	—
Commercial paper	10,526	96,574
US municipal notes and bonds	6,575	—
Auction rate floaters	5,001	—
Money market	1,245	2,456

Short-term marketable investments	$179,474	$282,005

    Long-term marketable investments held at November 24, 2001 and May 26, 2001 consisted of the following:

	Nov. 24, 2001	May 26, 2001
	(In thousands)
Corporate notes and bonds	$104,016	$110,206
Asset backed and mortgage backed securities	93,686	26,805
Agency notes and bonds	50,738	51,473

Long-term marketable investments	$248,440	$188,484

9.  Inventories

    Inventories consisted of the following:

	Nov. 24, 2001	May 26, 2001
	(In thousands)
Materials	$2,321	$2,544
Work in process	54,393	63,138
Finished goods	86,975	84,282

Inventories	$143,689	$149,964

10. Properties, Plant and Equipment

    Property, plant and equipment consisted of the following:

	Nov. 24, 2001	May 26, 2001
	(In thousands)
Land	$1,656	$1,656
Buildings	147,145	148,732
Machinery and equipment	265,492	271,232
Accumulated depreciation	(256,406)	(249,870)

Property, plant and equipment, net	$157,887	$171,750

11. Investments in Marketable Equity Securities

    Investments in marketable equity securities are classified as available-for-sale and reported at fair market value on the Condensed Consolidated Balance Sheets and are included in Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

	Nov. 24, 2001	May 26, 2001
	(In thousands)
Unamortized cost basis of marketable equity securities	$15,861	$15,861
Gross unrealized holding gains	9,213	12,913

Fair value of marketable equity securities	$25,074	$28,774

12. Comprehensive Income

    Comprehensive income and its components, net of tax, are as follows:

	Quarter ended		Two quarters ended
	Nov. 24, 2001	Nov. 25, 2000	Nov. 24, 2001	Nov. 25, 2000
	(In thousands)
Net earnings	$7,929	$36,717	$16,191	$64,148
Other comprehensive income:
Currency translation adjustment, net of taxes of $(1,653), (2,775), (113) and (4,318), respectively	(2,479)	(4,163)	(169)	(6,478)
Unrealized (loss) gain on available-for-sale securities, net of taxes of $(2,304), (9,600), (1,104) and 305, respectively	(3,752)	(14,435)	(2,220)	417

Total comprehensive income	$1,698	$18,119	$13,802	$58,087

    Accumulated other comprehensive income consisted of the following:

	Foreign currency translation	Unrealized holding gains (losses) on available-for- sale securities	Accumulated other comprehensive income
	(In thousands)
Balance as of May 26, 2001	$2,050	$7,864	$9,914
Q1 activity	2,310	1,532	3,842

Balance as of Aug. 25, 2001	4,360	9,396	13,756
Q2 activity	(2,479)	(3,752)	(6,231)

Balance as of Nov. 24, 2001	$1,881	$5,644	$7,525

13. Derivative Financial Instruments and Risk Management

    The Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities and the subsequent amendments SFAS 137 and SFAS 138, on May 27, 2001. These pronouncements require that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is to be immediately recognized in earnings. The Company recorded a net-of-tax cumulative-effect-type gain adjustment of less than $0.1 million in accumulated other comprehensive earnings to recognize at fair value all derivatives that are designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on May 27, 2001. This gain adjustment, which was reclassified to earnings during the first quarter ending August 25, 2001, consisted of gains related to foreign currency forwards.

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

Cash Flow Hedges

    Cash flow hedges are hedges of anticipated transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. The Company purchases foreign exchange options and forward exchange contracts expiring within one year as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates. As of November 24, 2001, the less than $0.1 million of deferred net losses on derivative instruments accumulated in other comprehensive earnings are expected to be reclassified to earnings during the next twelve months.

Accounting for Derivatives and Hedging Activities

    All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as and that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive earnings, until the underlying transactions occur at which time the gains or losses are recorded in Net sales. Changes in the fair value of a derivative that does not qualify as a hedge are recorded in current period earnings in Other expense, net. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as cash flow hedges to specific anticipated transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that an anticipated transaction will occur. If hedge accounting is discontinued because it is probable that an anticipated transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive earnings will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current-period earnings.

14. Business Segments

    The Company's revenue is derived principally through the development and marketing of a range of test and measurement products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. Accordingly, the Company reports as a single Measurement segment.

    Consolidated net sales to external customers by region were as follows:

	Quarter ended		Two quarters ended
	Nov. 24, 2001	Nov. 25, 2000	Nov. 24, 2001	Nov. 25, 2000
	(In thousands)
Americas
United States	$100,729	$176,407	$219,679	$317,573
Other Americas	7,180	18,232	16,459	38,915
Europe	53,357	61,180	95,613	119,854
Pacific	39,842	45,473	67,401	78,002
Japan	13,525	23,851	32,063	48,990

Net sales	$214,633	$325,143	$431,215	$603,334

15. Recent Accounting Pronouncements

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

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company early adopted the provisions of SFAS No. 142 as of May 27, 2001. This standard only permits prospective application, therefore adoption does not affect previously reported financial information. The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill beginning May 27, 2001. The initial evaluation of impairment of existing goodwill resulted in no impairment at the time of adoption. Goodwill amortization for the two quarters ended November 25, 2000 amounted to approximately $0.6 million net of tax, which would have impacted the reported basic and diluted earnings per share by $0.01 in the quarter and two quarters ended November 25, 2000.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002, however early adoption is encouraged. The Company early adopted the provisions of SFAS No. 143 as of May 27, 2001. As a result of the early adoption of this statement, the Company recorded a liability of $1.5 million for retirement obligations of certain long-lived assets during the second quarter of fiscal year 2002.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes the adoption of the provisions of this statement will not have a material effect on the Company's consolidated financial statements.

    In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." This pronouncement discusses the classification and the timing of reporting losses directly associated with the terrorist attacks of September 11, 2001. Management believes that this will not have a material impact on the Company's consolidated financial statements as no property or personnel were lost as a result of these attacks.

16. Subsequent Event

    Subsequent to the end of the second quarter of fiscal year 2002, the Company reached an agreement with Sony Corporation ("Sony") whereby Sony/Tektronix Corporation ("Sony/Tektronix") will redeem Sony's 50% interest in the Sony/Tektronix joint venture for 8 billion Yen. The Company currently accounts for its 50% investment in Sony/Tektronix under the equity method. The Company expects the transaction to close on September 30, 2002, subject to certain conditions, at which time the Company will have 100% ownership of Sony/Tektronix. The transaction will be accounted for by the purchase method of accounting and accordingly, beginning on the date of acquisition, the results of operations, financial position and cash flows of Sony/Tektronix will be consolidated in the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

    Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix' future expectations, intentions, beliefs and strategies regarding the future, including orders, cost reduction efforts in anticipation of the economic downturn, and the acquisition of Sony Corporation's 50% interest in Sony/Tektronix Corporation, which is currently equally owned by Sony Corporation and Tektronix. The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and Webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section of this Management's Discussion and Analysis.

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

Sale of Color Printing and Imaging

    On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation ("Xerox"). In the first quarter of fiscal year 2002, the Company settled certain outstanding contingencies related to the sale of this division and recognized a gain from discontinued operations of $0.9 million, net of related income tax expense. As of November 24, 2001, the accrual for estimated liabilities related to the sale was $39.1 million, which is included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

Sale of Video and Networking

    In the second quarter of fiscal year 2001, the Company resolved certain outstanding contingencies related to the sale of the Video and Networking division which occurred in fiscal year 2000. The resolution of these items resulted in a net credit of approximately $1.5 million, which is included in Gain on sale of the Video and Networking division in the Condensed Consolidated Statements of Operations.

Repurchase of Common Stock

    On March 15, 2000, the Board of Directors authorized the purchase of up to $545.0 million of the Company's common stock on the open market or through negotiated transactions. During the second quarter of fiscal year 2002, the Company repurchased a total of 0.9 million shares for $15.8 million. During the first two quarters of fiscal year 2002, the Company repurchased a total of 1.1 million shares for $20.6 million. As of November 24, 2001, the Company has repurchased a total of 7.3 million shares at an average price of $25.57 per share totaling $186.7 million under this authorization.

Non-recurring Charges (Credits), net

    During the first two quarters of fiscal year 2002, the Company incurred $12.4 million of net non-recurring costs including $12.5 million of costs to better align future operating expense levels with reduced sales levels offset by $0.1 million of reserve reversals related to the 2000 Plan which is discussed below.

    The $12.5 million of non-recurring costs included $11.4 million of severance related costs for 363 employees and $1.1 million associated with exiting certain foreign operations. As of November 24, 2001, the Company maintained liabilities of $1.7 million related to the severance costs and $0.2 million related to the exit from certain foreign operations discussed above. These actions do not relate to the previously announced 1999 Plan or 2000 Plan.

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

    During the first two quarters of fiscal year 2002, $0.1 million of previously accrued amounts were reversed from the payables and other liabilities reserve. The reversal resulted primarily from the favorable settlement of various international office leases.

    Under the 2000 Plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 118 employees. As of November 24, 2001, severance of approximately $7.5 million has been paid to 111 of these employees, with the remaining employees to be paid severance of approximately $0.5 million under contracts extending through fiscal year 2002.

Results of Operations

Economic Conditions

    Beginning in fiscal year 2001 and continuing into fiscal year 2002, economic conditions have had a negative impact on many markets into which the Company sells products including, but not limited to, mobile handset manufacturing, automated test equipment, optical design and manufacturing, telecommunications and semiconductor design and manufacturing. These conditions adversely impacted the Company during the latter part of fiscal year 2001 as product orders declined and order cancellations remained higher than in the prior year. While orders for the second quarter of fiscal year 2002 increased 13% from the first quarter of fiscal year 2002, orders were down 41% from the second quarter of fiscal year 2001. In response to the reduced level of orders and associated sales, the Company incurred certain non-recurring costs in the first two quarters of fiscal year 2002. Management of the Company is unable to predict the ultimate severity and duration of the recent economic conditions or their ultimate impact on the Company.

Orders

    Consolidated orders for the second quarter of fiscal year 2002 were $186.7 million, a decrease of $130.5 million or 41% from orders of $317.2 million in the second quarter of fiscal year 2001. Consolidated orders decreased in all geographies, with the United States and Europe experiencing the steepest declines. Orders from the United States were $86.5 million, a decrease of $83.6 million or 49% from second quarter orders in the prior year. Orders from Europe were $46.9 million, a decrease of $17.9 million or 28% from second quarter fiscal year 2001 orders.

    Consolidated orders for the first half of fiscal year 2002 were $351.3 million, a decrease of $272.8 million or 44% from orders of $624.1 million in the first half of fiscal year 2001. Consolidated orders decreased in all geographies, with the United States and Europe experiencing the steepest declines. Orders from the United States were $149.1 million, a decrease of $181.8 million or 55% from orders in the first half of the prior year. Orders from Europe were $89.9 million, a decrease of $30.0 million or 25% from orders in the first half of fiscal year 2001.

    These declines resulted from the above noted economic downturn that, during the first two quarters of fiscal year 2002, continued to negatively impact many markets into which the Company sells products.

Net Sales

    Consolidated net sales of $214.6 million for the second quarter of fiscal year 2002 decreased $110.5 million or 34% from the second quarter fiscal year 2001 net sales of $325.1 million. Consolidated sales declines were experienced in all major geographies, with the United States and the other Americas experiencing the most significant declines. Net sales in the United States were $100.7 million, a decrease of $75.7 million or 43% from net sales for the second quarter of fiscal year 2001. Net sales in the other Americas were $7.2 million, a decrease of $11.0 million or 61% from net sales for the second quarter of the prior year.

    Consolidated net sales of $431.2 million for the first two quarters of fiscal year 2002 decreased $172.1 million or 29% from first half fiscal year 2001 net sales of $603.3 million. Consolidated sales declines were experienced in all major geographies, with the United States and Europe experiencing the most significant declines. Net sales in the United States were $219.7 million, a decrease of $97.9 million or 31% from net sales for the first half of fiscal year 2001. Net sales in Europe were $95.6 million, a decrease of $24.2 million or 20% from net sales for the first two quarters of the prior year.

    Sales declines can be primarily attributed to the above noted economic downturn and the resulting orders declines. Order declines exceeding sales declines are reflected in a reduction in backlog from $170.3 million at May 26, 2001 to $135.3 million at August 25, 2001 and a further reduction to $116.9 million at November 24, 2001.

Gross Profit and Gross Margin

    Consolidated gross profit was $106.9 million for the quarter ended November 24, 2001, a decrease of 36% from gross profit of $167.5 million for the second quarter of fiscal year 2001. For the first two quarters ended November 24, 2001, consolidated gross profit was $215.2 million, a decrease of 31% from gross profit of $312.5 million for the first two quarters of fiscal year 2001. These decreases were primarily due to lower sales during the first two quarters of fiscal year 2002 as compared with the first two quarters of fiscal year 2001.

    Gross margins for the quarter and two quarters ended November 24, 2001 were 50%, a decrease from 52% for the comparable periods of fiscal year 2001. A portion of these decreases in gross margin is attributable to one-time credits included in gross profit in the prior year comparable quarter. The remaining portion of these decreases in gross margin are attributable to certain fixed costs being spread over a lower relative sales base and additions to inventory and warranty reserves in the second quarter of fiscal year 2002.

Operating Expenses

    For the second quarter ended November 24, 2001, operating expenses were $100.7 million, a decrease of $16.4 million from $117.1 million for the second quarter of fiscal year 2001. Operating expenses were $201.4 million for the first half of fiscal year 2002, a decrease of $24.4 million from operating expenses of $225.8 million for the first half of fiscal year 2001.

    Selling, general and administrative expenses were $60.8 million or 28% of net sales for the second quarter of fiscal year 2002, a decrease of $18.1 million from $78.9 million or 24% of net sales for the second quarter of the prior year. For the two quarters ended November 24, 2001, selling, general and administrative expenses were $118.0 million or 27% of net sales, a decrease of $34.8 million from expenses of $152.8 million or 25% of net sales for the first two quarters of fiscal year 2001. These decreases in expenses were primarily due to effective cost control measures and the Company's efforts to reduce expenses in line with lower orders and sales. The increases of expenses as a percentage of sales were primarily due to lower sales volumes combined with certain fixed costs.

    Research and development expenses were $31.4 million in the quarter ended November 24, 2001, a decrease of $7.7 million from $39.1 million in the same quarter of the prior year. For the first two quarters of fiscal year 2002, research and development expenses were $65.5 million, a decrease of $7.4 million from $72.9 million in the first two quarters of fiscal year 2001. These declines were primarily the result of cost reduction measures. As a percentage of sales, research and development expenses increased to 15% for the first two quarters of fiscal year 2002 from 12% in the same period a year ago due to the lower sales volumes and the Company's continued commitment to the development of new products and technologies.

    For the quarter and two quarters ended November 24, 2001, the Company incurred $4.4 million and $12.4 million, respectively, of net non-recurring costs in an effort to better align future operating expense levels with reduced sales levels as discussed above.

    Other operating expense, net was $3.4 million and $3.8 million for the quarter and two quarters ended November 24, 2001. These expenses consisted primarily of the impairment of assets no longer in service and costs associated with the future demolition of those assets. Other operating expense, net was $2.3 million and $2.9 million for the quarter and two quarters ended November 25, 2000. These expenses consisted primarily of the impairment of certain assets.

Non-Operating Income / Expense

    Interest expense was $2.6 million for the quarter ended November 24, 2001, as compared with $3.1 million in the same quarter of the prior year. For the first two quarters of fiscal year 2002, interest expense was $5.3 million as compared with $6.5 million in the first two quarters of fiscal year 2001. The decrease in interest expense is due to a reduction in the average balance of outstanding debt due to the Company's retirement of outstanding long-term debt.

    Interest income was $8.5 million in the second quarter of fiscal year 2002 as compared with $13.3 million in the second quarter of fiscal year 2001. For the first two quarters of fiscal year 2002, interest income was $18.6 million, a decrease from $27.5 million in the first two quarters of fiscal year 2001. The decreases in interest income can be primarily attributed to lower returns on investments due to decreased interest rates as compared with the prior year rates of return.

Income Taxes

    Income tax expense from continuing operations was $4.3 million for the second quarter of fiscal year 2002 and $19.8 million for the second quarter of fiscal year 2001, or 35% of income before taxes in both periods.

    Income tax expense from continuing operations was $8.2 million for the first two quarters of fiscal year 2002 and $34.5 million for the first two quarters of fiscal year 2001, or 35% of income before taxes in both periods.

Discontinued Operations

    During the first quarter ended August 25, 2001, the Company reached settlement on certain outstanding contingencies related to the sale of the Color Printing and Imaging division to Xerox. The settlement of these contingencies resulted in an additional gain on the sale of $0.9 million net of tax, which was recorded as Discontinued operations on the Condensed Consolidated Statements of Operations.

Consolidated Net Earnings

    The Company recognized consolidated net earnings of $7.9 million or $0.09 per basic and diluted share and net earnings of $16.2 million or $0.18 per basic and diluted share for the quarter and two quarters ended November 24, 2001, respectively. This is compared with net earnings of $36.7 million or $0.39 per basic share and $0.38 per diluted share; and net earnings of $64.1 million or $0.68 per basic share and $0.66 per diluted share for the quarter and two quarters ended November 25, 2000, respectively.

Financial Condition, Liquidity and Capital Resources

    At November 24, 2001, the Company's working capital was $528.9 million, a decrease of $88.8 million from the end of fiscal year 2001. Current assets decreased $140.0 million primarily due to a decrease in short-term marketable investments as the Company has converted more of its investment portfolio to long-term marketable investments. Current liabilities decreased $51.2 million in the first two quarters of fiscal year 2002 as a result of decreases in accounts payable due primarily to a payment to Xerox for settlement of certain liabilities associated with the January 1, 2000 sale of the Color Printing and Imaging division and lower operating expenses during those quarters. Accrued compensation decreased in the first two quarters of fiscal year 2002 due mainly to the payment of incentive compensation earned in the prior year. These decreases were partially offset by a $42.7 million reclassification from Long-term debt to Current portion of long-term debt which reflects the August 2002 maturity of a portion of the Company's debt.

    At November 24, 2001, the Company held $732.1 million in cash and cash equivalents and marketable investments, a decrease of $30.8 million from the balance of $762.9 million at May 26, 2001. This decrease is due to the payment of accrued compensation existing at the end of fiscal year 2001, the repurchase of common stock and the payment to Xerox Corporation described above, partially offset by other positive operating cash flow. The Company also maintains bank credit facilities totaling $302.4 million, of which $254.8 million was unused. Unused facilities included $104.8 million in miscellaneous lines of credit and $150.0 million under revolving credit agreements with United States and foreign banks.

    Property, plant and equipment, net, decreased $13.9 million to $157.9 million as of November 24, 2001. The decrease was due mainly to $19.2 million of depreciation expense for the first two quarters of fiscal year 2002. This decrease was partially offset by approximately $10.1 million in capital expenditures during the same period.

    Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations and capital expenditures through fiscal year 2003.

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

    In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company early adopted the provisions of SFAS No. 142 as of May 27, 2001. This standard only permits prospective application, therefore adoption does not affect previously reported financial information. The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill beginning May 27, 2001. The initial evaluation of impairment of existing goodwill resulted in no impairment at the time of adoption. Goodwill amortization for the two quarters ended November 25, 2000 amounted to approximately $0.6 million net of tax, which would have impacted the reported basic and diluted earnings per share by $0.01 in the quarter and two quarters ended November 25, 2000.

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002, however early adoption is encouraged. The Company early adopted the provisions of SFAS No. 143 as of May 27, 2001. As a result of the early adoption of this statement, the Company recorded a liability of $1.5 million for retirement obligations of certain long-lived assets during the second quarter of fiscal year 2002.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes the adoption of the provisions of this statement will not have a material effect on the Company's consolidated financial statements.

    In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." This pronouncement discusses the classification and the timing of reporting losses directly associated with the terrorist attacks of September 11, 2001. Management believes that this will not have a material impact on the Company's consolidated financial statements as no property or personnel were lost as a result of these attacks.

Subsequent Event

    Subsequent to the end of the second quarter of fiscal year 2002, the Company reached an agreement with Sony Corporation ("Sony") whereby Sony/Tektronix Corporation ("Sony/Tektronix") will redeem Sony's 50% interest in the Sony/Tektronix joint venture for 8 billion Yen. The Company currently accounts for its 50% investment in Sony/Tektronix under the equity method. The Company expects the transaction to close on September 30, 2002, subject to certain conditions, at which time the Company will have 100% ownership of Sony/Tektronix. The transaction will be accounted for by the purchase method of accounting and accordingly, beginning on the date of acquisition, the results of operations, financial position and cash flows of Sony/Tektronix will be consolidated in the Company's financial statements.

Risks and Uncertainties

    Described below and elsewhere in this Quarterly Report on Form 10-Q and in other documents the Company files with the Securities and Exchange Commission and in its press releases are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this quarterly report. See "Forward-Looking Statements" at the beginning of this Item 2.

Market Risk and Cyclical Downturns in the Markets in Which Tektronix Competes

    Tektronix' business depends predominantly on capital expenditures of manufacturers in the telecommunications, semiconductor, and computer industries. Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries' demand for equipment, including test and measurement equipment manufactured and marketed by Tektronix. During periods of reduced and declining demand, Tektronix must rapidly align its cost structure with prevailing market conditions while at the same time motivating and retaining key employees. As indicated in "Results of Operations—Economic Conditions" in this Item 2, the Company's sales and orders have been affected by the current downturn in its markets. The extent of this downturn, and how long it will last, is unknown. In addition, historically and notwithstanding the current downturn, the third quarter of the fiscal year is a period of fewer orders than any other period as a result of customers' cyclical buying habits. No assurance is given that Tektronix' net sales and operating results will not be further adversely impacted by the current or any future downturns or slowdowns in the rate of capital investment in these industries.

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

Intellectual Property Risks

    As a technology-based company, Tektronix' success depends on developing and protecting its intellectual property. Tektronix relies generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of the Company's products, however, is generally not patentable in its entirety. Tektronix also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that actions the Company takes to establish and protect proprietary rights will be adequate. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected technology from third parties, the Company's results of operations, financial position or cash flows could be materially and adversely impacted. From time to time in the usual course of business, the Company receives notices from third parties regarding intellectual property infringement or takes action against others with regard to intellectual property rights. Even where the Company is successful in defending or pursuing such claims, the Company may incur significant costs. In the event of a successful claim against the Company, Tektronix could lose its rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on the Company's business.

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

Sony/Tektronix Corporation Acquisition

    Acquisition of Sony Corporation's 50% interest in Sony/Tektronix Corporation is scheduled to be completed in September, 2002. Completion of that transaction is subject to a number of risks, including Tektronix' right to terminate the agreement following a review period; material adverse changes in Sony/Tektronix before the completion date; and approvals by third parties. In addition, forward looking statements related to the impact of this acquisition upon earnings are subject to the performance of Sony/Tektronix before and after the acquisition, and such performance is subject to many of the same risks recited above.

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

    At November 24, 2001 and November 25, 2000, the Company's debt obligations had fixed interest rates. In management's opinion, a 10% change in interest rates would not be material to the Company's results of operations, financial position or cash flows.

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

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits: None

  (b)
  No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

December 28, 2001	TEKTRONIX, INC.
	By	/s/ COLIN SLADE Colin Slade Senior Vice President and Chief Financial Officer

QuickLinks

TEKTRONIX, INC. AND SUBSIDIARIES INDEX
Part I
  Item 1. Financial Statements
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
Part II OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE