Form 10-Q
period 2002-02-23
TEKTRONIX INC
filed 2002-04-04
CIK 96879

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 23, 2002, or,

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to                             .

Commission File Number 1-4837

TEKTRONIX, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0343990
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
14200 SW KARL BRAUN DRIVE BEAVERTON, OREGON (Address of principal executive offices)	97077 (Zip Code)

(503) 627-7111
Registrant's telephone number, including area code

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

AT MARCH 23, 2002 THERE WERE 91,220,928 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES

INDEX

		PAGE NO.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited) — February 23, 2002 and May 26, 2001	2
	Condensed Consolidated Statements of Operations (Unaudited) — for the Quarter ended February 23, 2002 and the Quarter ended February 24, 2001 for the Three Quarters ended February 23, 2002 and the Three Quarters ended February 24, 2001	3
	Condensed Consolidated Statements of Cash Flows (Unaudited) — for the Three Quarters ended February 23, 2002 and the Three Quarters ended February 24, 2001	4
	Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	26
SIGNATURE		27

Part I

Item 1.            Financial Statements

TEKTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands)	Feb. 23, 2002	May 26, 2001

ASSETS
Current assets:
Cash and cash equivalents	$273,037	$292,429
Short-term marketable investments	202,233	282,005
Accounts receivable (net of allowance for doubtful accounts of $5,413 and $4,573, respectively)	98,247	142,977
Inventories, net	135,367	149,964
Other current assets	90,387	66,269

Total current assets	799,271	933,644
Property, plant and equipment, net	150,147	171,750
Long-term marketable investments	258,280	188,484
Deferred tax assets, net	3,914	3,318
Other long-term assets	191,812	224,901

Total assets	$1,403,424	$1,522,097

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$146,311	$205,038
Accrued compensation	47,788	96,703
Deferred revenue	17,490	14,208
Current portion of long-term debt	41,771	—

Total current liabilities	253,360	315,949
Long-term debt	63,108	127,840
Other long-term liabilities	64,482	64,963
Shareholders' equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 91,306 at February 23, 2002 and 92,077 at May 26, 2001)	231,587	225,003
Retained earnings	784,888	778,428
Accumulated other comprehensive income	5,999	9,914

Total shareholders' equity	1,022,474	1,013,345

Total liabilities and shareholders' equity	$1,403,424	$1,522,097

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Quarter ended		Three quarters ended
(In thousands except per share amounts)	Feb. 23, 2002	Feb. 24, 2001	Feb. 23, 2002	Feb. 24, 2001

Net sales	$203,604	$326,854	$634,819	$930,188
Cost of sales	102,482	158,492	318,539	449,338

Gross profit	101,122	168,362	316,280	480,850
Research and development expenses	28,986	40,823	94,529	113,756
Selling, general and administrative expenses	55,515	81,235	173,557	234,001
Equity in business ventures' loss (earnings)	1,503	148	3,108	(946)
Non-recurring expenses (credits), net	2,353	(9,104)	14,725	(9,356)
Gain on sale of the Video and Networking division	—	—	—	(1,456)
Other operating expense, net	391	334	4,222	3,226

Operating income	12,374	54,926	26,139	141,625
Interest expense	(2,829)	(3,550)	(8,143)	(10,033)
Interest income	7,713	16,150	26,311	43,684
Other non-operating (expense) income, net	(1,205)	194	(4,787)	(8,867)

Earnings before taxes	16,053	67,720	39,520	166,409
Income tax expense	5,619	26,716	13,832	61,257

Net earnings from continuing operations	10,434	41,004	25,688	105,152
Discontinued operations:
Gain on sale of Color Printing and Imaging division (less applicable income tax expense of $504)	—	—	937	—

Net earnings	$10,434	$41,004	$26,625	$105,152

Net earnings per share — basic	$0.11	$0.43	$0.29	$1.11
Net earnings per share — diluted	0.11	0.43	0.29	1.09
Net earnings per share from continuing operations — basic	0.11	0.43	0.28	1.11
Net earnings per share from continuing operations — diluted	0.11	0.43	0.28	1.09
Net earnings per share from discontinued operations — basic and diluted	—	—	0.01	—
Weighted average shares outstanding — basic	91,316	94,695	91,629	94,907
Weighted average shares outstanding — diluted	92,428	96,273	92,419	96,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKTRONIX, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three quarters ended
(In thousands)	Feb. 23, 2002	Feb. 24, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$26,625	$105,152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Pre-tax gain on the sale of Color Printing and Imaging	(1,441)	—
Gain on sale of Video and Networking division	—	(1,456)
Depreciation and amortization expense	31,337	33,435
Asset impairments	3,200	5,522
Loss on the disposition of fixed assets	1,023	776
Loss on the disposition of investments	1,327	—
Bad debt expense	991	2,084
Deferred income taxes	2,059	(8,981)
Equity in business ventures' loss (earnings)	3,108	(946)
Changes in operating assets and liabilities:
Accounts receivable	43,739	(23,783)
Inventories	14,597	(23,454)
Other current assets	(587)	23,118
Accounts payable and accrued liabilities	(57,790)	(6,559)
Accrued compensation	(48,915)	(5,466)
Deferred revenue	3,282	2,678
Other long-term assets and liabilities, net	(8,426)	(14,591)

Net cash provided by operating activities	14,129	87,529
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(12,322)	(22,428)
Proceeds from the disposition of fixed assets	1,139	3,847
Dividend received from business venture	—	8,451
Long-term investments	(66,537)	—
Short-term investments	80,741	(215,647)

Net cash provided by (used in) investing activities	3,021	(225,777)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	(974)	24
Repayment of long-term debt	(21,987)	(19,236)
Proceeds from employee stock plans	9,661	23,455
Repurchase of common stock	(23,242)	(56,207)

Net cash used in financing activities	(36,542)	(51,964)

Net decrease in cash and cash equivalents	(19,392)	(190,212)
Cash and cash equivalents at beginning of period	292,429	683,808

Cash and cash equivalents at end of period	$273,037	$493,596

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid — net	$7,835	$40,318
Interest paid	9,303	11,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    The Company

        Tektronix, Inc. ("Tektronix" or the "Company") is a test, measurement and monitoring company, providing measurement solutions to the communications, computer and semiconductor industries worldwide. Prior to fiscal year 2001, the Company operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. During fiscal year 2000, the Company sold substantially all of the assets of the Color Printing and Imaging and Video and Networking divisions. The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe; the Pacific, excluding Japan; and Japan.

        Tektronix enables its customers to design, build, deploy, and manage next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a range of products including: oscilloscopes; logic analyzers; communications test equipment, including products for network monitoring and protocol test, optical transmission test and mobile production test; video test equipment; video streaming products; and related components, services and accessories.

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

        The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Actual results may differ from estimated amounts. Management believes that the condensed consolidated statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes thereto in the Company's annual report on Form 10-K for the year ended May 26, 2001.

3.    Sale of Color Printing and Imaging

        On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation. In the first quarter of fiscal year 2002, the Company settled certain outstanding contingencies related to the sale of this division and recognized a gain from discontinued operations of $0.9 million, net of related income tax expense. As of February 23, 2002, the accrual for estimated liabilities related to the sale was $39.0 million, which is included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

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

5.    Repurchase of Common Stock

        On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company's common stock on the open market or through negotiated transactions. During the third quarter of fiscal year 2002, the Company repurchased a total of 0.1 million shares for $2.6 million. During the first three quarters of fiscal year 2002, the Company repurchased a total of 1.2 million shares for $23.2 million. As of February 23, 2002, the Company has repurchased a total of 7.4 million shares at an average price of $25.52 per share totaling $189.3 million under this authorization.

6.    Non-recurring Expenses (Credits), Net

        During the first three quarters of fiscal year 2002, the Company incurred $14.7 million of net non-recurring expenses including $14.8 million of expenses to better align future operating expense levels with reduced sales levels offset by $0.1 million of reserve reversals related to the 2000 Plan which is discussed below.

        The $14.8 million of non-recurring expenses included $13.4 million of severance related costs for 413 employees and $1.4 million associated with exiting certain foreign operations. As of February 23, 2002, the Company maintained liabilities of $3.3 million related to the severance expenses of 95 employees and $0.1 million related to the exit from certain foreign operations discussed above. These actions do not relate to the previously announced 1999 Plan, which had no activity during the quarter, or the 2000 Plan discussed below.

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

        During the first three quarters of fiscal year 2002, $0.1 million of previously accrued amounts were reversed from the payables and other liabilities reserve. The reversal resulted primarily from the favorable settlement of various international office leases.

        Under the 2000 Plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 113 employees. As of February 23, 2002, severance of approximately $7.6 million has been paid to 111 of these employees, with the remaining employees to be paid severance of approximately $0.4 million under contracts extending through fiscal year 2002.

7.    Earnings Per Share

	Quarter ended		Three quarters ended
(In thousands except per share amounts)	Feb. 23, 2002	Feb. 24, 2001	Feb. 23, 2002	Feb. 24, 2001

Net earnings	$10,434	$41,004	$26,625	$105,152

Weighted average shares used for basic earnings per share	91,316	94,695	91,629	94,907
Effect of dilutive stock options	1,112	1,578	790	1,845

Weighted average shares used for dilutive earnings per share	92,428	96,273	92,419	96,752

Net earnings per share — basic	$0.11	$0.43	$0.29	$1.11
Net earnings per share — diluted	$0.11	$0.43	$0.29	$1.09

Options to purchase an additional 5,034,506 and 2,309,500 shares of common stock were outstanding at February 23, 2002 and February 24, 2001 respectively, but were not included in the computation of diluted net earnings per share because their effect would be antidilutive.

8.    Short-term and Long-term Marketable Investments

        At May 26, 2001, with the exception of corporate equity securities, the Company recorded marketable investments as held-to-maturity based on the Company's intent and ability to hold them. As such they were recorded at their amortized cost. As of February 23, 2002, the Company converted its investments to available-for-sale to allow the Company to maximize the investment returns by reacting to fluctuations in interest rates. This resulted in unrealized holding gains of $4.2 million which are excluded from earnings and included, net of tax, in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

        Short-term marketable investments held at February 23, 2002 and May 26, 2001 consisted of the following:

	Feb. 23, 2002
(In thousands)	Amortized Cost	Unrealized Holding Gains	Market Value	May 26, 2001

Corporate notes and bonds	$91,384	$850	$92,234	$113,497
Asset & mortgage backed securities	66,290	98	66,388	69,478
Agency notes and bonds	38,269	21	38,290	—
Commercial paper	—	—	—	96,574
Auction rate floaters	5,101	—	5,101	—
Money market	220	—	220	2,456

Short-term marketable investments	$201,264	$969	$202,233	$282,005

        Long-term marketable investments held at February 23, 2002 and May 26, 2001 consisted of the following:

	Feb. 23, 2002
(In thousands)	Amortized Cost	Unrealized Holding Gains	Market Value	May 26, 2001

Asset & mortgage backed securities	$106,021	$679	$106,700	$26,805
Corporate notes and bonds	87,089	2,178	89,267	110,206
Agency notes and bonds	61,911	402	62,313	51,473

Long-term marketable investments	$255,021	$3,259	$258,280	$188,484

Investments in marketable equity securities are classified as available-for-sale and reported at fair market value on the Condensed Consolidated Balance Sheets and are included in Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets.

(In thousands)	Feb. 23, 2002	May 26, 2001

Cost basis of marketable equity securities	$15,861	$15,861
Unrealized holding gains	8,051	12,913

Fair value of marketable equity securities	$23,912	$28,774

9.    Inventories, net

        Inventories, net of related reserves consisted of the following:

(In thousands)	Feb. 23, 2002	May 26, 2001

Materials	$2,347	$2,544
Work in process	53,264	63,138
Finished goods	79,756	84,282

Inventories, net	$135,367	$149,964

10.  Property, Plant and Equipment

        Property, plant and equipment consisted of the following:

(In thousands)	Feb. 23, 2002	May 26, 2001

Land	$1,656	$1,656
Buildings	147,462	148,732
Machinery and equipment	265,428	271,232
Accumulated depreciation	(264,399)	(249,870)

Property, plant and equipment, net	$150,147	$171,750

11.  Comprehensive Income

        Comprehensive income and its components, net of tax, are as follows:

	Quarter ended		Three quarters ended
(In thousands)	Feb. 23, 2002	Feb. 24, 2001	Feb. 23, 2002	Feb. 24, 2001

Net earnings	$10,434	$41,004	$26,625	$105,152
Other comprehensive income:
Currency translation adjustment, net of taxes of $(2,243), (1,208), (2,356) and (5,526), respectively	(3,365)	(1,812)	(3,534)	(8,290)
Unrealized gain (loss) on available-for-sale securities, net of taxes of $1,222, (1,273), (257) and (968), respectively	1,839	(1,889)	(381)	(1,472)

Total comprehensive income	$8,908	$37,303	$22,710	$95,390

        Accumulated other comprehensive income consisted of the following:

(In thousands)	Foreign currency translation	Unrealized holding gains (losses) on available-for- sale securities	Accumulated other comprehensive income
Balance as of May 26, 2001	$2,050	$7,864	$9,914
Q1 activity	2,310	1,532	3,842

Balance as of Aug. 25, 2001	4,360	9,396	13,756
Q2 activity	(2,479)	(3,752)	(6,231)

Balance as of Nov. 24, 2001	$1,881	$5,644	$7,525
Q3 activity	(3,365)	1,839	(1,526)

Balance as of Feb. 23, 2002	$(1,484)	$7,483	$5,999

12.  Derivative Financial Instruments and Risk Management

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

Net Investment Hedges

        By maintaining equity investments in foreign subsidiaries, the Company is exposed to foreign currency risk related to such investments. The Company hedges its foreign currency risk related to certain net investments in foreign subsidiaries through the use of nonderivative intercompany financial instruments.

Accounting for Derivatives and Hedging Activities

        All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash-flow hedge are recorded in other comprehensive earnings, until the underlying transactions occur at which time the gains or losses are recorded in Net sales. As of February 23, 2002, the Company did not have any cash flow hedges, and therefore, there were no deferred cash flow hedge gains or losses accumulated in Accumulated Other Comprehensive Earnings. Gains or losses on nonderivative intercompany financial instruments are recorded in other comprehensive earnings until the subsidiary is substantially liquidated. As of February 23, 2002, $3.1 million of deferred gains from nonderivative financial instruments were recorded in Accumulated Other Comprehensive Income, none of which is anticipated to be recorded in the Statement of Operations in the next twelve months. Changes in the fair value of a derivative that do not qualify as a hedge are recorded in current period earnings in Other expense, net.

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

13.  Business Segments

        The Company's revenue is derived principally through the development and marketing of a range of test and measurement products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. Accordingly, the Company reports as a single Measurement segment.

        Consolidated net sales to external customers by region were as follows:

	Quarter ended		Three quarters ended
(In thousands)	Feb. 23, 2002	Feb. 24, 2001	Feb. 23, 2002	Feb. 24, 2001

Americas
United States	$97,293	$165,348	$316,972	$482,921
Other Americas	7,465	14,983	23,924	53,898
Europe	46,162	72,845	141,775	192,699
Pacific	34,121	41,101	101,522	119,103
Japan	18,563	32,577	50,626	81,567

Net sales	$203,604	$326,854	$634,819	$930,188

14.  Commitments

        During the third quarter of fiscal year 2002, the Company reached an agreement with Sony Corporation ("Sony") to acquire Sony's 50% interest in Sony/Tektronix Corporation ("Sony/Tektronix") through a redemption of Sony's shares for 8 billion Yen or approximately $60 million at February 23, 2002. The Company currently accounts for its investment in Sony/Tektronix under the equity method. The Company expects the transaction to close on September 30, 2002, subject to certain conditions, at which time the Company will have 100% ownership of Sony/Tektronix. The transaction will be accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix will be consolidated in the Company's financial statements.

        The Company enters into non-cancelable minimum purchase commitments primarily for the purchase of raw materials used in the manufacturing of products. These commitments are entered into in the ordinary course of business as they allow the Company to secure component materials for future needs through last time buy or volume discount arrangements.

15.  Subsequent Events

        On March 18, 2002, the Company signed an agreement to acquire Profile Optische Systeme GmbH, an optical component test and measurement company located in Germany for $25.0 million.

        During the fourth quarter of fiscal year 2002, the Company received $20.6 million as prepayment in full on the notes receivable and associated interest receivable from Grass Valley Group, Inc. ("GVG"). This resulted in a reduction of short-term notes receivable of $19.8 million. The remaining $0.8 million was recorded in interest income as a gain on the prepayment based on the discount associated with the notes receivable. In addition, the Company received $11.8 million for its equity interest in GVG, which was recorded at $11.5 million in Other Current Assets. The $0.3 million gain was recorded in Other non-operating income (expense), net. As a result this settlement, the long-term portion of the notes receivable and the equity investment were reclassified from Other long-term assets to Other current assets as of February 23, 2002.

16.  Recent Accounting Pronouncements

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

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company early adopted the provisions of SFAS No. 142 as of May 27, 2001. This standard only permits prospective application, therefore adoption does not affect previously reported financial information. The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill beginning May 27, 2001. The initial evaluation of impairment of existing goodwill resulted in no impairment at the time of adoption. Goodwill amortization for the three quarters ended February 24, 2001 amounted to approximately $0.8 million net of tax, which would have impacted the reported basic and diluted earnings per share by $0.01 for the three quarters ended February 24, 2001.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. Management believes the adoption of the provisions of this statement will not have a material effect on the Company's consolidated financial statements.

        In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." This pronouncement discusses the classification and the timing of reporting losses directly associated with the terrorist attacks of September 11, 2001. This did not have a material impact on the Company's consolidated financial statements as no property or personnel were lost as a result of these attacks.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix' future expectations, intentions, beliefs and strategies regarding the future, including orders, cost reduction efforts related to the economic downturn, and the acquisition of Sony Corporation's 50% interest in Sony/Tektronix Corporation, which is currently equally owned by Sony Corporation and Tektronix. The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and Webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section of this Management's Discussion and Analysis.

General

        Tektronix, Inc. ("Tektronix" or the "Company") is a test, measurement and monitoring company, providing measurement solutions to the communications, computer and semiconductor industries worldwide. Prior to fiscal year 2001, the Company operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. During fiscal year 2000, the Company sold substantially all of the assets of the Color Printing and Imaging and Video and Networking divisions. The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe; the Pacific, excluding Japan; and Japan.

        Tektronix enables its customers to design, build, deploy, and manage next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a range of products including: oscilloscopes; logic analyzers; communications test equipment, including products for network monitoring and protocol test, optical transmission test and mobile production test; video test equipment; video streaming products; and related components, services and accessories.

Critical Accounting Policies

        Management has identified the Company's "critical accounting policies". These policies have the potential to have a more significant impact on the Company's financial statements, either because of the significance of the financial statement item to which they relate, or because they require judgment and estimation due to the uncertainty involved in measuring, at a specific point in time, events which will be settled in the future.

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

        Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company's inventory includes raw materials, work in process, finished goods and demonstration equipment of $135.4 million as of February 23, 2002. The Company periodically reviews its recorded inventory and estimates a reserve for obsolete or slow-moving items. Such estimates are difficult to make under current economic conditions. If actual demand and market conditions are less favorable than those projected by management, additional reserves may be required. If actual market conditions are more favorable than anticipated, our cost of sales will be lower than expected in that period.

        The Company regularly reviews all of its long-lived assets, including property, plant and equipment and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of future cash flows is less than the carrying amount of the assets, an impairment loss based on the excess of the carrying amount over the fair value of the assets is recorded. As of February 23, 2002, the Company held $160.3 million of property, plant and equipment, net of accumulated depreciation, and other intangible assets. Estimates of the future cash flows associated with the assets and fair values are critical to these assessments. Changes in these estimates could have a material effect on the financial statements in any given period.

        The Company's provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The quarterly provision for income taxes is based upon an estimate of pre-tax financial accounting income for the full year and is impacted by various differences between financial accounting income and taxable income. Judgment is also applied in determining whether the deferred tax assets will be realized in full or in part. In management's judgment, when it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. The valuation allowance at February 23, 2002, was $30.5 million. Accordingly, if the Company's facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of the valuation allowance required to be in place on the financial statements in any given period.

        Benefit plans are a significant cost of doing business and yet represent obligations that will be settled far in the future. Pension and postretirement benefit accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by a Company. The accounting requires that management make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate, which are estimated to be 10.0% and 7.75%, respectively. Changes in these key assumptions can have a significant impact on the projected benefit obligations, funding requirements and net periodic benefit cost or credit recorded by the Company.

        The Company is subject to litigation concerning patent infringement, environmental and employment issues. In addition, through its acquisition and divestiture activities, the Company is subject to certain indemnities and other contingencies. The Company reviews the status of its litigation, indemnities and other contingencies on a regular basis. As a result, liabilities have been established based upon management's best estimate, at that time, of the ultimate outcome of these contingent liabilities. Included in these liabilities is a reserve of $39.0 million related to the sale of the Color Printing and Imaging Division. Changes in these estimates or settlement of these issues that differs from the estimated amounts could have a material effect on the financial statements in any given period.

Sale of Color Printing and Imaging

        On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division to Xerox Corporation. In the first quarter of fiscal year 2002, the Company settled certain outstanding contingencies related to the sale of this division and recognized a gain from discontinued operations of $0.9 million, net of related income tax expense. As of February 23, 2002, the accrual for estimated liabilities related to the sale was $39.0 million, which is included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets.

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

Repurchase of Common Stock

        On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company's common stock on the open market or through negotiated transactions. During the third quarter of fiscal year 2002, the Company repurchased a total of 0.1 million shares for $2.6 million. During the first three quarters of fiscal year 2002, the Company repurchased a total of 1.2 million shares for $23.2 million. As of February 23, 2002, the Company has repurchased a total of 7.4 million shares at an average price of $25.52 per share totaling $189.3 million under this authorization.

Non-recurring Expenses (Credits), net

        During the first three quarters of fiscal year 2002, the Company incurred $14.7 million of net non-recurring expenses including $14.8 million of expenses to better align future operating expense levels with reduced sales levels offset by $0.1 million of reserve reversals related to the 2000 Plan which is discussed below.

        The $14.8 million of non-recurring expenses included $13.4 million of severance related costs for 413 employees and $1.4 million associated with exiting certain foreign operations. As of February 23, 2002, the Company maintained liabilities of $3.3 million related to the severance expenses of 95 employees and $0.1 million related to the exit from certain foreign operations discussed above. These actions do not relate to the previously announced 1999 Plan, which had no activity during the quarter, or the 2000 Plan discussed below.

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

        During the first three quarters of fiscal year 2002, $0.1 million of previously accrued amounts were reversed from the payables and other liabilities reserve. The reversal resulted primarily from the favorable settlement of various international office leases.

        Under the 2000 Plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 113 employees. As of February 23, 2002, severance of approximately $7.6 million has been paid to 111 of these employees, with the remaining employees to be paid severance of approximately $0.4 million under contracts extending through fiscal year 2002.

Results of Operations

Economic Conditions

        Beginning in fiscal year 2001 and continuing into fiscal year 2002, economic conditions have had a negative impact on many markets into which the Company sells products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. These conditions have adversely impacted the Company since the latter part of fiscal year 2001 as product orders declined and order cancellations were higher than in the prior year. To reduce ongoing fixed operating costs in response to the reduced level of orders and associated sales, the Company incurred certain non-recurring costs in the first three quarters of fiscal year 2002. The Company anticipates approximately $5.0 million to $10.0 million of additional non-recurring costs during the fourth quarter of fiscal year 2002. Management of the Company is unable to predict the ultimate severity and duration of the recent economic conditions or their impact on the Company.

Orders

        Consolidated orders for the third quarter of fiscal year 2002 were $175.1 million, a decrease of $141.2 million or 45% from orders of $316.3 million in the third quarter of fiscal year 2001. Consolidated orders decreased in all geographies, with the United States and Europe experiencing the steepest declines. Orders from the United States were $79.9 million, a decrease of $75.1 million or 48% from third quarter orders in the prior year. Orders from Europe were $37.5 million, a decrease of $31.0 million or 45% from third quarter fiscal year 2001 orders.

        Consolidated orders for the first three quarters of fiscal year 2002 were $526.4 million, a decrease of $414.0 million or 44% from orders of $940.4 million in the first three quarters of fiscal year 2001. Consolidated orders decreased in all geographies, with the United States and Europe experiencing the steepest declines. Orders from the United States were $229.0 million, a decrease of $257.0 million or 53% from orders in the first three quarters of the prior year. Orders from Europe were $127.4 million, a decrease of $61.1 million or 32% from orders in the first three quarters of fiscal year 2001.

        These declines resulted from the above noted economic downturn that, during the first three quarters of fiscal year 2002, continued to negatively impact many markets into which the Company sells products.

Net Sales

        Consolidated net sales of $203.6 million for the third quarter of fiscal year 2002 decreased $123.3 million or 38% from the third quarter fiscal year 2001 net sales of $326.9 million. Consolidated sales declines were experienced in all major geographies, with the United States and Europe experiencing the most significant declines. Net sales in the United States were $97.3 million, a decrease of $68.0 million or 41% from net sales for the third quarter of fiscal year 2001. Net sales in Europe were $46.2 million, a decrease of $26.6 million or 37% from net sales for the third quarter of the prior year.

        Consolidated net sales of $634.8 million for the first three quarters of fiscal year 2002 decreased $295.4 million or 32% from first three quarters of fiscal year 2001 net sales of $930.2 million. Consolidated sales declines were experienced in all major geographies, with the United States and Europe experiencing the most significant declines. Net sales in the United States were $317.0 million, a decrease of $165.9 million or 34% from net sales for the first three quarters of fiscal year 2001. Net sales in Europe were $141.8 million, a decrease of $50.9 million or 26% from net sales for the first three quarters of the prior year.

        The declines in sales for the quarter and three quarters ended February 23, 2002 can be primarily attributed to the above noted economic downturn and the resulting orders declines. Order declines exceeding sales declines are reflected in a reduction in backlog from $170.3 million at May 26, 2001 to $99.0 million at February 23, 2002.

Gross Profit and Gross Margin

        Consolidated gross profit was $101.1 million for the quarter ended February 23, 2002, a decrease of 40% from gross profit of $168.4 million for the third quarter of fiscal year 2001. For the first three quarters ended February 23, 2001, consolidated gross profit was $316.3 million, a decrease of 34% from gross profit of $480.9 million for the first three quarters of fiscal year 2001. These decreases were primarily due to lower sales during the first three quarters of fiscal year 2002 as compared with the first three quarters of fiscal year 2001.

        Gross margins for the quarter and three quarters ended February 23, 2002 were 50%, a decrease from 52% for the comparable periods of fiscal year 2001. These decreases in gross margin are attributable to certain fixed costs being spread over a lower relative sales base, increased pricing pressures and proportionately higher additions to inventory reserves in the first three quarters of fiscal year 2002. The increase in inventory reserves is primarily due to excess demonstration equipment and other obsolescence as a result of the sustained decrease in order demand.

Operating Expenses

        For the third quarter ended February 23, 2002, operating expenses were $88.7 million, a decrease of $24.7 million from $113.4 million for the third quarter of fiscal year 2001. Operating expenses were $290.1 million for the first three quarters of fiscal year 2002, a decrease of $49.1 million from operating expenses of $339.2 million for the first three quarters of fiscal year 2001.

        Research and development expenses were $29.0 million in the quarter ended February 23, 2002, a decrease of $11.8 million from $40.8 million in the same quarter of the prior year. For the first three quarters of fiscal year 2002, research and development expenses were $94.5 million, a decrease of $19.3 million from $113.8 million in the first three quarters of fiscal year 2001. These declines were primarily the result of cost reduction measures. As a percentage of net sales, research and development expenses increased to 15% for the first three quarters of fiscal year 2002 from 12% in the same period a year ago due to the lower net sales volumes and the Company's continued commitment to the development of new products and technologies.

        Selling, general and administrative expenses were $55.5 million or 27% of net sales for the third quarter of fiscal year 2002, a decrease of $25.7 million from $81.2 million, which were 25% of net sales for the third quarter of the prior year. For the three quarters ended February 23, 2002, selling, general and administrative expenses were $173.6 million or 27% of net sales, a decrease of $60.4 million from expenses of $234.0 million which were 25% of net sales for the first three quarters of fiscal year 2001. These decreases in expenses were primarily due to effective cost control measures and the Company's efforts to reduce expenses in line with lower orders and sales. The increases of expenses as a percentage of net sales were primarily due to lower sales volumes combined with certain fixed costs.

        For the third quarter ended February 23, 2002, equity in business ventures' loss was $1.5 million, an increase from $0.1 million for the third quarter of fiscal year 2001. Equity in business ventures' loss was $3.1 million for the first three quarters of fiscal year 2002, compared to $0.9 million of equity earnings for the first three quarters of fiscal year 2001. These increased losses are primarily the result of a decline in the Japanese economy and its impact on the financial performance of Sony/Tektronix Corporation, in which the Company has a 50% equity ownership.

        For the quarter and three quarters ended February 23, 2002, the Company incurred $2.4 million and $14.7 million, respectively, of net non-recurring expenses in an effort to better align future operating expense levels with reduced orders and sales levels as discussed in Non-recurring Expenses (Credits), net above.

        Other operating expense, net was $0.4 million and $4.2 million for the quarter and three quarters ended February 23, 2003, respectively. These expenses consisted primarily of the impairment of a building no longer in service and costs associated with the future demolition of that building which were recorded in the second quarter of fiscal year 2002. Other operating expense, net was $0.3 million and $3.2 million for the quarter and three quarters ended February 24, 2001, respectively. These expenses consisted primarily of the impairment of rental property owned by the Company.

Non-Operating Income/Expense

        Interest expense was $2.8 million for the quarter ended February 23, 2002, as compared with $3.6 million in the same quarter of the prior year. For the first three quarters of fiscal year 2002, interest expense was $8.1 million as compared with $10.0 million in the first three quarters of fiscal year 2001. The decrease in interest expense is due to a reduction in the average balance of outstanding debt due to the Company's retirement of outstanding long-term debt.

        Interest income was $7.7 million in the third quarter of fiscal year 2002 as compared with $16.2 million in the third quarter of fiscal year 2001. For the first three quarters of fiscal year 2002, interest income was $26.3 million, a decrease from $43.7 million in the first three quarters of fiscal year 2001. The decreases in interest income can be primarily attributed to lower returns on investments in fiscal year 2002 as compared to investment returns in fiscal year 2001 due to decreases in interest rates and to a lesser degree, a lower average balance of cash and marketable investments during the comparative periods.

Income Taxes

        Income tax expense from continuing operations was $5.6 million for the third quarter of fiscal year 2002 and $26.7 million for the third quarter of fiscal year 2001, or 35% and 39% of earnings before taxes, respectively.

        Income tax expense from continuing operations was $13.8 million for the first three quarters of fiscal year 2002 and $61.3 million for the first three quarters of fiscal year 2001, or 35% and 37% of earnings before taxes, respectively.

        The higher tax rates in the prior year periods can be primarily attributed to adjustments to tax valuation allowances with respect to foreign tax credit carryovers in the third quarter of fiscal year 2001.

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

Net Earnings

        The Company recognized consolidated net earnings of $10.4 million and $26.6 million for the quarter and three quarters ended February 23, 2002, respectively. This is compared with net earnings of $41.0 million and $105.2 million for the quarter and three quarters ended February 24, 2001, respectively.

Earnings Per Share

        For the quarter and three quarters ended February 23, 2002, the Company recognized $0.11 and $0.29 per basic and diluted share, respectively. For the quarter and three quarters ended February 24, 2001 the Company recognized basic earnings per share of $0.43 and $1.11, respectively, and diluted earnings per share of $0.43 and $1.09, respectively. These decreases in earnings per share are due primarily to decreases in net earnings, partially offset by decreases in the basic and diluted shares outstanding. Basic shares outstanding decreased mainly due to share repurchases. Diluted shares outstanding decreased mainly due to share repurchases and a decrease in dilutive share equivalents from employee stock options.

Financial Condition, Liquidity and Capital Resources

        At February 23, 2002, the Company's working capital was $545.9 million, a decrease of $71.8 million from the end of fiscal year 2001. Current assets decreased $134.4 million primarily due to a decrease in short-term marketable investments as the Company has converted more of its investment portfolio to long-term marketable investments and a decrease in trade accounts receivable as a result of lower sales in FY02. Current liabilities decreased $62.6 million in the first three quarters of fiscal year 2002 as a result of decreases in accounts payable due primarily to a payment to Xerox for settlement of certain liabilities associated with the January 1, 2000 sale of the Color Printing and Imaging division and lower operating expenses during those quarters. Accrued compensation decreased in the first three quarters of fiscal year 2002 due mainly to the payment of incentive compensation earned in the prior year and decreased accruals for incentive compensation earned in the current year. These decreases were partially offset by a $41.8 million increase in Current portion of long-term debt, which reflects the August 2002 maturity of a portion of the Company's debt.

        At February 23, 2002, the Company held $733.6 million in cash and cash equivalents and marketable investments, a decrease of $29.3 million from the balance of $762.9 million at May 26, 2001. This decrease is due to the payment of accrued compensation existing at the end of fiscal year 2001, the repurchase of common stock and the payment to Xerox Corporation described above, partially offset by other positive operating cash flow. The Company also maintains bank credit facilities totaling $300.9 million, of which $253.8 million was unused. Unused facilities included $103.8 million in miscellaneous lines of credit and $150.0 million under revolving credit agreements with United States and foreign banks.

        Property, plant and equipment, net, decreased $21.6 million to $150.1 million as of February 23, 2002. The decrease was due mainly to $28.5 million of depreciation expense for the first three quarters of fiscal year 2002. This decrease was partially offset by approximately $12.3 million in capital expenditures during the same period.

        Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, and capital expenditures through fiscal year 2003.

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

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company early adopted the provisions of SFAS No. 142 as of May 27, 2001. This standard only permits prospective application, therefore adoption does not affect previously reported financial information. The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill beginning May 27, 2001. The initial evaluation of impairment of existing goodwill resulted in no impairment at the time of adoption. Goodwill amortization for the three quarters ended February 24, 2001 amounted to approximately $0.8 million net of tax, which would have impacted the reported basic and diluted earnings per share by $0.01 for the three quarters ended February 24, 2001.

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

        In September 2001, the Emerging Issues Task Force ("EITF") issued EITF 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." This pronouncement discusses the classification and the timing of reporting losses directly associated with the terrorist attacks of September 11, 2001. This did not have a material impact on the Company's consolidated financial statements as no property or personnel were lost as a result of these attacks.

Commitments

        During the third quarter of fiscal year 2002, the Company reached an agreement with Sony Corporation ("Sony") to acquire Sony's 50% interest in Sony/Tektronix Corporation ("Sony/Tektronix") through a redemption of Sony's shares for 8 billion Yen or approximately $60.0 million at February 23, 2002. The Company currently accounts for its investment in Sony/Tektronix under the equity method. The Company expects the transaction to close on September 30, 2002 at which time the Company will have 100% ownership of Sony/Tektronix. The transaction will be accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix will be consolidated in the Company's financial statements.

        The Company enters into non-cancelable minimum purchase commitments primarily for the purchase of raw materials used in the manufacturing of products. These commitments are entered into in the ordinary course of business as they allow the Company to secure component materials for future needs through last time buy or volume discount arrangements.

Subsequent Events

        On March 18, 2002, the Company signed an agreement to acquire Profile Optische Systeme GmbH, an optical component test and measurement company located in Germany for $25.0 million.

        During the fourth quarter of fiscal year 2002, the Company received $20.6 million as prepayment in full on the notes receivable and associated interest receivable from Grass Valley Group, Inc. ("GVG"). This resulted in a reduction of short-term notes receivable of $19.8 million. The remaining $0.8 million was recorded in Interest income as a gain on the prepayment based on the discount associated with the notes receivable. In addition, the Company received $11.8 million for its equity interest in GVG, which was recorded at $11.5 million in Other Current Assets. The $0.3 million gain was recorded in Other non-operating income (expense), net. As a result this settlement, the long-term portion of the notes receivable and the equity investment were reclassified from Other long-term assets to Other current assets as of February 23, 2002.

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

        The Company maintains a short-term and long-term investment portfolio consisting primarily of fixed rate commercial paper, corporate notes and bonds, and asset backed securities with maturities less than one year. An increase in interest rates would decrease the value of certain of these investments. However, a 10% increase in interest rates would not have a material impact on the Company's results of operations, financial position or cash flows.

        At February 23, 2002 and February 24, 2001, the Company's debt obligations had fixed interest rates. In management's opinion, a 10% change in interest rates would not be material to the Company's results of operations, financial position or cash flows.

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

April 3, 2002	TEKTRONIX, INC.
	By	/s/ COLIN SLADE Colin Slade Senior Vice President and Chief Financial Officer

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
  SIGNATURE