Form 10-K
period 2002-05-25
TEKTRONIX INC
filed 2002-08-12
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 25, 2002 or

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number 1-4837

TEKTRONIX, INC.

(Exact name of Registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0343990 (I.R.S. Employer Identification No.)

14200 S.W. Karl Braun Drive Beaverton, Oregon (Address of principal executive offices)	97077 (Zip Code)

Registrant’s telephone number, including area code:
(503) 627-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, without par value	New York Stock Exchange

Series B No Par Preferred Shares Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [x] No [ ]

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

             The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $875,302,862 at July 22, 2002.

             At July 22, 2002 there were 89,272,870 Common Shares of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Registrant’s Proxy Statement dated August 20, 2002	Part of 10-K into which incorporated Part III

PART I

Item 1.     Business.

General

            Tektronix, Inc. (“Tektronix” or the “Company”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next–generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; communication test equipment, including mobile test equipment and optical test equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, excluding Japan; and Japan.

            Prior to becoming a focused test, measurement and monitoring company, Tektronix operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”) to Xerox Corporation (“Xerox”). On September 24, 1999, the Company sold substantially all of the operating assets of the Video and Networking division to Grass Valley Group, Inc. (“GVG”). CPID products included color printers and related supplies. Video and Networking division products included video distribution and production, video storage, and newsroom automation products. As a result of these divestitures, the Company now operates as a focused test, measurement and monitoring company. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information about the Company’s historical business segments is set forth in the Notes to Consolidated Financial Statements, “Business Segments” included under item 8.

            Tektronix is an Oregon corporation organized in 1946. It is headquartered in Beaverton, Oregon, and conducts operations worldwide through wholly owned subsidiaries. See Item 1— “Business—Geographic Areas of Operations.” References herein to “Tektronix” or the “Company” are to Tektronix, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

            The Company’s common stock is listed on the New York Stock Exchange under the symbol TEK. See Item 5–“Market for Registrant’s Common Equity and Related Stockholder Matters–Market Information.”

Products

            Tektronix has provided high quality test and measurement equipment for more than 55 years. Test and measurement products include a broad range of instruments designed to allow a scientist, engineer or technician to view, measure, analyze and test electrical circuits, optical circuits, mechanical motion, sound or radio waves. Because of their wide range of capabilities, Tektronix’ products are used in a variety of applications, including design, manufacturing, deployment, monitoring and service for customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, automotive and consumer electronics. This includes products that allow the communications and video industries to reliably, accurately, and repeatably test the communications and video services provided to their customers.

             Oscilloscopes. Based on third party and Tektronix market research, Tektronix is the recognized market leader in sales of oscilloscopes, the primary debug tool for scientists, engineers and technicians. Oscilloscopes are used when an electrical signal needs to be viewed, measured, tested or verified. Oscilloscopes are used across a wide range of industries in manufacturing, test and design applications. Uses include general purpose electronic design, electronic trouble shooting and debugging, service and repair, manufacturing test and quality control, telecommunications mask testing and manufacturing, jitter analysis, high–energy physics applications, communication compliance testing, disk drive measurements, optical and electrical compliance testing, device characterization and semi–conductor testing, impedance and cross–talk characterization, and signal analysis and compliance testing of high speed communications.

            Tektronix’ strategy is to maintain its performance leadership position, deliver market leading signal fidelity–which enables designers to capture and accurately view high–speed signals, to cover the market by offering oscilloscopes at all price/performance levels and to introduce new classes of oscilloscopes that take its market leading technologies and apply them to complex issues in specific applications.

            Through it’s wholly owned subsidiary, Gage Applied, Inc., Tektronix offers oscilloscope like products on the PC platform.

             Logic Analyzers. Logic analyzers are debug tools used by design engineers to capture, display and analyze streams of data from microprocessors and other digital circuits, including streams that occur simultaneously over many channels. Uses include timing and state analysis, processor and bus analysis, real–time instruction trace analysis, source code debugging, performance analysis, digital stimulus and control, digital signal quality validation, and system validation.

            Tektronix has been in this product segment for many years and has a strategy to provide performance leadership and technical innovation by leveraging its leadership and expertise in high–speed ASIC designs, signal acquisition technologies, support for leading microprocessors and by leveraging Microsoft’s Windows environment. The Tektronix TLA series of Logic Analyzers command a strong market position.

            Tektronix TLA Series is used by developers of computer, communications and other electronic systems for a wide variety of applications across a wide range of industries, including computers, cell phones, network switches and routers, network access devices, information appliances, industrial control, automotive, military/aerospace, and many others.

             Video Test Products. Tektronix is the leading supplier of test and measurement equipment to traditional TV broadcasters and content providers, based on third party and Tektronix market research. Tektronix equipment is used to ensure delivery of the best possible video experience to the viewer, whether through traditional television, digital satellite, cable, or viewing streaming media over the Internet.

            Product offerings include waveform monitors, MPEG test products, and video signal generators. These products are used in video content production, video transmission and distribution, and video equipment design and manufacturing.

            Tektronix strategy is to leverage its leadership position in traditional video applications to provide tools that enable the quality control and management of video content as it is created, manipulated, and transmitted through any analog or digital communications network.

             Mobile Test Products. Tektronix provides test solutions for network element manufacturers, network operators and handset manufacturers, addressing a range of customer needs across the product cycle, including designing, manufacturing, deploying, and monitoring and servicing the network. Product offerings address protocol test, mobile handset test, wireless RF test and wireless field test.

            Tektronix’ strategy is to focus on emerging needs of network equipment manufacturers and network operators that design, deploy and manage telecommunication networks and on wireless field operational test and optimization for network operators. Tektronix also sells and supports the wireless RF test products from Rohde & Schwarz in the United States, Canada and Mexico.

             Optical Test Products. Tektronix’ optical test products focus on transmission test, high–bandwidth physical layer test (sampling oscilloscopes) and parametric test.

            Tektronix’ strategy is to provide optical test tools that focus on providing the technology building blocks for future optical network test solutions.

            During fiscal year 2002, Tektronix acquired Profile Optische Systems GmbH, a technology innovator in optical component test and measurement, based in Karlsfeld, Germany.

             Signal Sources. Outside of Japan, Tektronix sells a number of signal source or stimulus products developed and manufactured by Sony/Tektronix Corporation (“Sony/Tektronix”), a Japanese corporation equally owned by Tektronix and Sony Corporation (“Sony”). These include arbitrary waveform generators, function generators, pattern generators and video signal sources. These products are primarily used in the design and manufacturing of electronic components, subassemblies and end products in a wide variety of industries.

             Accessories. Tektronix offers a broad range of accessories for its products, including probes, optical accessories and application software.

             Maxtek Components Corporation. Maxtek Components Corporation, a wholly owned subsidiary of Tektronix, manufactures sophisticated hybrid circuits for internal use and for external sale primarily to customers in the automated test equipment industry.

             VideoTele.com. VideoTele.com (“VTC”), provides high quality streaming video products to networking, telecommunications and broadcast service providers. VTC is a separate, majority owned subsidiary of Tektronix.

Manufacturing

            The Company’s manufacturing activities primarily consist of assembling and testing products to customer orders. Many major sub–assemblies and peripheral devices are acquired from numerous third party suppliers. Most product design, manufacturing and testing is performed in–house. Although supply shortages are experienced from time to time, the Company currently believes that it will be able to acquire the required materials and components as needed. Because some of these components are unique, disruptions in supply could have an adverse effect on the Company’s manufacturing operations.

            Tektronix’ primary manufacturing activities occur at facilities located in Beaverton, Oregon. Additional software and product development occurs in Bangalore, India, Cambridge, England and Padova, Italy. Some products, components and accessories are assembled and manufactured in the People’s Republic of China. Protocol analysis products are manufactured at a plant in Berlin, Germany. Some telecommunications test products are manufactured in Padova, Italy and Chelmsford, Massachusetts. Some optical component test products are developed and manufactured in Karlsfeld, Germany. PC–based instruments are manufactured in Montreal, Canada. See Item 2—“Properties,” for additional information regarding the Company’s manufacturing facilities.

            Sony/Tektronix, a Japanese corporation equally owned by Tektronix and Sony Corporation, also designs and manufactures arbitrary waveform and function generators and bench top semiconductor testers in Japan. These products are distributed outside of Japan by Tektronix. During fiscal 2002, the Company reached an agreement with Sony to acquire Sony’s 50% interest in Sony/Tektronix through a redemption of Sony’s shares which is expected to close on September 30, 2002. The Sony/Tektronix organization gives Tektronix additional distribution and engineering design capabilities for several products sold worldwide by Tektronix.

Sales and Distribution

            Tektronix maintains its own direct sales and field maintenance organization, staffed with technically trained personnel in over 20 countries worldwide. Sales to end customers are made through the Company’s direct sales organization and local subsidiaries, or independent distributors and resellers located in principal market areas. Certain of the Company’s independent distributors also sell products manufactured by the Company’s competitors. Except for VTC products, Tektronix products are distributed in Japan through Sony/Tektronix. PC based products produced by Gage Applied, Inc., are sold primarily through distributors.

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

            Most Tektronix products are sold as standard catalog items. Tektronix attempts to fill its orders as promptly as possible.

            At May 25, 2002, Tektronix’ unfilled product orders amounted to approximately $84.1 million, as compared with approximately $170.3 million for unfilled product orders at May 26, 2001. Tektronix expects that substantially all unfilled product orders at May 25, 2002 will be filled during its current fiscal year, except for those cancelled during the year. Orders received by the Company are subject to cancellation by the customer. Most orders are subject to cancellation or rescheduling by customers with little or no penalty, and accordingly, backlog on any particular date is not necessarily a reliable indicator of actual sales for any subsequent period.

Geographic Areas of Operations

            Tektronix conducts operations worldwide on a geographic regional basis, with those regions known as the Americas, Europe, Pacific (excluding Japan) and Japan. The Americas region is based in Beaverton, Oregon and covers the United States, Canada and Latin America. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Pacific region covers the Pacific Rim, Australia and New Zealand, and is based in Hong Kong. The Japan operation is based in Tokyo. International sales include both export sales from United States subsidiaries and sales by non–U.S. subsidiaries. See “Business Segments” in the Notes to Consolidated Financial Statements, containing information on sales based upon the location of the purchaser and long–lived assets by geographic area.

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

Research and Development

            Tektronix operates in an industry characterized by rapid technological change, and research and development are important elements in its business. The Company devotes a significant portion of its resources to design and develop new and enhanced products that can be manufactured cost effectively and sold at competitive prices. To focus these efforts, the Company seeks to maintain close relationships with its customers to develop products that meet their needs. Research and design groups and specialized product development groups conduct research and development activities. These activities include: (i) research on basic devices and techniques, (ii) the design and development of products, components and specialized equipment and (iii) the development of processes needed for production. Most of Tektronix’ research and development is devoted to enhancing and developing its own products.

            Expenditures for research and development during fiscal years ended May 25, 2002, May 26, 2001 and May 27, 2000 amounted to approximately $121.3 million (all of which was related to Measurement products), $153.1 million (all of which was related to Measurement products), and $136.5 million (of which $117.3 million was for Measurement products), respectively. Substantially all of these funds were generated by the Company.

Patents and Intellectual Property

            The Company holds approximately 675 patents in the U.S., which cover a wide range of products and technologies and have various expiration dates. It is Tektronix’ policy to seek patents in the United States and appropriate other countries for its significant patentable developments. However, electronic equipment as complex as most of Tektronix’ products generally are not patentable in their entirety. The Company also seeks to protect significant trademarks and software through trademark and copyright registration. As with any company whose business involves intellectual property, Tektronix is subject to claims of infringement. There are no material pending claims.

Competition

            The electronics industry continues to become more competitive, both in the United States and abroad. Primary competitive factors are customer service, product performance, technology, product availability and price. Tektronix believes that its reputation in the marketplace is a significant positive competitive factor.

            Tektronix is the world’s largest manufacturer of oscilloscopes and no single competitor offers as complete a product line. The Company is the leader in sales of test and measurement equipment for the television industry. It is also one of the leaders in sales of logic analyzers. In general, Tektronix competes with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies. Other competitors include Acterna Corporation, Anritsu, LeCroy Corporation, Spirent, Yokogawa and many other smaller companies.

            Tektronix competes with a number of large, worldwide electronics firms that manufacture specialized equipment for the television industry with respect to its television test and measurement products.

Employees

            At May 25, 2002, Tektronix had 4,301 employees, of whom 1,444 were located in countries other than the United States. At May 26, 2001, Tektronix had 4,718 employees, of whom 1,568 were located in countries other than the United States. Tektronix’ employees in the United States and most other countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.

Environment

            The Company’s facilities are subject to numerous laws and regulations concerning the discharge of materials into the environment, or otherwise relating to protection of the environment. The Company has previously operated and is in the process of closing a licensed hazardous waste management facility at its Beaverton campus. Although future regulatory actions cannot be predicted with certainty, compliance with environmental laws has not had and is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

Executive Officers of the Company

            The following are the executive officers of the Company:

Name	Position	Age	Has served as an executive officer of Tektronix since

Richard H. Wills	Chairman of the Board, President and Chief Executive Officer	47	1997

Colin L. Slade	Senior Vice President and Chief Financial Officer	48	2000

David E. Coreson	Senior Vice President, Central Operations	56	2000

David S. Churchill	Vice President and General Manager, Communications and Video Business Unit	45	2002

James F. Dalton	Vice President, General Counsel and Secretary	43	1998

Richard D. McBee	Vice President, Worldwide Sales and Marketing	39	2001

Craig L. Overage	Vice President and General Manager, Instruments Business Unit	40	2002

            The executive officers are elected by the board of directors of the Company at its annual meeting, except for interim elections to fill vacancies. Executive officers hold their positions until the next annual meeting, until their successors are elected, or until such tenure is terminated by death, resignation or removal in the manner provided in the bylaws. There are no arrangements or understandings between executive officers or any other person pursuant to which the executive officers were elected, and none of the executive officers are related.

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

            The Beaverton facilities are located in a business park (the “Howard Vollum Park”), which is owned by Tektronix. The Howard Vollum Park includes numerous buildings arranged in a campus-like setting and containing an aggregate of approximately 1.6 million gross square feet of enclosed floor space. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Most manufacturing, office and engineering areas are air-conditioned. The Company also leases approximately 103,000 square feet of manufacturing space adjacent to Howard Vollum Park. Engineering and administrative activities of VTC occur at a leased facility in Lake Oswego, Oregon. In addition, the Company also owns a facility in Nevada City, California that is leased to a third party. The Company also owns a facility in Bangalore, India which is leased to a third party.

            A facility in Chelmsford, Massachusetts is leased for optical transmission test operations. Gage Applied, Inc., which manufactures personal computer based instruments, is located in a leased facility in Montreal, Canada. Research and development for some video test products using MPEG compression technology, as well as the marketing efforts for those products, occurs at a leased facility located in Cambridge, England. This facility lease was acquired when Tektronix purchased Adherent Systems Ltd. in April of 2001. Design and manufacturing space for communications test products is also leased in Germany and in Italy. Manufacturing space related to some oscilloscope products is leased in China.

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

            The Company’s common stock is traded on the New York Stock Exchange under the symbol “TEK”. The Board of Directors authorized the split of the Company’s common stock on a two-for-one basis for shareholders of record on October 10, 2000. The common stock split was effected through a stock dividend. All references to share and per-share data for all periods presented have been adjusted to give effect to this two-for-one stock split. The shares resulting from the split were distributed on October 31, 2000. There were 3,038 shareholders of record as of July 22, 2002. Many of the Company’s shares are held by brokers and other institutions on behalf of shareholders, and the number of such beneficial owners represented by the record holders is not known or readily estimable.

            High and low closing prices for the last two fiscal years were:

Quarter	High	Low

Year Ending May 25, 2002:
Fourth Quarter	$26.29	$20.00
Third Quarter	25.98	22.17
Second Quarter	22.87	17.02
First Quarter	27.23	19.22
Year Ending May 26, 2001:
Fourth Quarter	$29.85	$21.40
Third Quarter	40.50	22.00
Second Quarter	40.00	24.63
First Quarter	43.66	25.50

            Beginning with the fourth quarter of fiscal year 2000, the Company has not paid a cash dividend on its common stock, and the Board of Directors presently plans to reinvest the Company’s earnings in its business. Accordingly, it is anticipated that no cash dividends will be paid to holders of common stock in the foreseeable future.

Item 6.	Selected Financial Data.

            The following selected financial data, which was derived from audited consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED FINANCIAL PERFORMANCE
Amounts in millions except per share data

	2002	2001	2000*	1999*	1998*

Net sales	$843.3	$1,235.3	$1,120.6	$1,136.1	$1,357.1
Gross margin	49.4%	51.9%	46.8%	42.1%	43.2%
Income (loss) from continuing operations	$30.5	$140.1	$12.7	$(64.5)	$37.0
Income (loss) per share from continuing operations — basic	$0.33	$1.48	$0.13	$(0.68)	$0.37
Income (loss) per share from continuing operations — diluted	$0.33	$1.46	$0.13	$(0.68)	$0.36
Weighted average shares outstanding:
Basic	91.4	94.5	94.6	95.4	100.8
Diluted	92.3	96.1	96.3	95.4	102.6
Dividends per share	$—	$—	$0.18	$0.24	$0.23
Total assets	$1,384.2	$1,542.2	$1,534.6	$1,248.3	$984.4
Long–term debt, excluding current portion	$57.3	$127.8	$150.4	$150.7	$150.7

______________

*	Financial data in these years includes the results of operations and the financial position of the Video and Networking Division which was sold in September 1999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

            Statements and information included in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report on Form 10-K include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including cost reduction efforts related to the economic downturn, settlement of potential claims, compliance with environmental laws, and the acquisition of Sony Corporation’s 50% interest in Sony/Tektronix Corporation, which is currently equally owned by Sony Corporation and Tektronix. The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section at the end of Item 7.

General

            Tektronix, Inc. manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; communication test equipment, including mobile test equipment and optical test equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, excluding Japan; and Japan.

            Prior to becoming a focused test, measurement and monitoring company, Tektronix operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”) to Xerox Corporation (“Xerox”). On September 24, 1999, the Company sold substantially all of the operating assets of the Video and Networking division to Grass Valley Group, Inc. (“GVG”). CPID products included color printers and related supplies. Video and Networking division products included video distribution and production, video storage, and newsroom automation products. As a result of these divestitures, the Company now operates as a focused test, measurement and monitoring company.

Recent Transactions

            On April 2, 2002, the Company completed the acquisition of Profile Optische Systeme GmbH (“Profile”), located in Karlsfeld, Germany for $23.2 million. The purchase included $2.0 million of intangible assets, $4.3 million of other net assets and $16.9 million of goodwill. Profile is a technology innovator in optical test and measurement components. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of Profile have been consolidated in the Company’s financial statements from the date of acquisition. Pro forma comparative results of operations are not presented, as they do not materially differ from the Company’s reported results of operations.

            During the third quarter of fiscal year 2002, the Company reached an agreement with Sony Corporation (“Sony”) to acquire Sony’s 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through a redemption of Sony’s shares for 8 billion Yen or approximately $64.1 million at May 25, 2002. The Company currently accounts for its investment in Sony/Tektronix under the equity method. The Company expects the transaction to close on September 30, 2002, subject to certain conditions, at which time the Company will have 100% ownership of Sony/Tektronix. The transaction will be accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix will be consolidated in the Company’s financial statements.

Sale of Color Printing and Imaging

            On January 1, 2000, the Company sold substantially all of the assets of the CPID to Xerox. The sales price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During the third quarter of fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. As of May 25, 2002 and May 26, 2001, the accrual for estimated liabilities related to the sale was $36.0 million and $57.3 million, respectively. The decrease in the accrual was primarily due to the settlement of the purchase price arbitration during fiscal year 2002 and other adjustments to the contingent liability.

            The Company accounted for the Color Printing and Imaging division as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In accordance with this accounting guidance, operating results of the division through December 31, 1999, were excluded from each applicable line of the Consolidated Statements of Operations and included in Net earnings from discontinued operations for the periods reported. The cash flows of the division were also excluded from each applicable line of the Consolidated Statements of Cash Flows and included in Net cash provided by discontinued operations on those statements. During the year ended May 27, 2000, Color Printing and Imaging realized net sales of $369.5 million and a net loss from operations of $4.0 million. In fiscal year 2002, the Company recorded $2.2 million in Gain on sale of CPID in the Consolidated Statement of Operations as a result of settling and adjusting certain indemnities related to the original sales transaction.

Sale of Video and Networking

            On August 9, 1999, the Company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to GVG. During fiscal year 2000, Tektronix recorded pre-tax charges of $31.6 million for losses incurred or expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of assets to be transferred over the proceeds received, as well as asset impairments incurred as a result of the sale. The companies closed the sale with a series of transactions in fiscal year 2000. Tektronix received cash of $30.2 million, before transaction costs of $1.1 million and notes receivable with a carrying value of $32.5 million. The sale of the Video and Networking division did not meet the criteria to be recorded as a discontinued operation in accordance with APB Opinion No. 30.

            In fiscal year 2001, the Company resolved certain outstanding contingencies related to the sale of the Video and Networking division. The resolution of these items resulted in a net credit of approximately $1.5 million, which is included in (Gain) loss on sale of the Video and Networking division in the Consolidated Statements of Operations. In addition, the Company converted a portion of the existing notes receivable from GVG to preferred stock of GVG. As of May 26, 2001, the Company held a note receivable with a carrying value of $18.1 million which was recorded in Other long-term assets on the Consolidated Balance Sheets and preferred stock of GVG with a basis of $11.5 million, which was classified as available-for-sale securities and recorded in Other long-term assets on the Consolidated Balance Sheets.

            During fiscal year 2002, the Company received $32.4 million as prepayment to the notes receivable, associated interest and the preferred stock of GVG as a result of GVG being purchased by a third party. This resulted in $0.8 million of interest income based on the discount associated with the note receivable and a $0.3 million gain on the preferred stock which was recorded in Other expense, net. The Company also recorded a gain on the sale of the Video and Networking division of $0.8 million as a result of adjusting the estimated liability for indemnities associated with the original sale as a result of this subsequent sale to a third party.

Non-Recurring Charges

            During fiscal year 2002, the Company incurred $27.0 million of net non-recurring charges including $28.4 million of expenses to better align future operating expense levels with reduced sales levels offset by $1.4 million of reserve reversals related to the 2000 Plan which is discussed below.

            The $28.4 million of non-recurring expenses included $20.9 million of severance related costs for 592 employees worldwide across all major functions and $7.5 million associated with exiting certain foreign and domestic operations. As of May 25, 2002, the Company maintained liabilities of $7.5 million related to the severance expenses of 184 employees and $2.9 million related to the exit from certain operations discussed above. These actions do not relate to the previously announced 1999 Plan or the 2000 Plan discussed below.

       The 2000 Plan

            In the third quarter of fiscal year 2000, the Company announced and began to implement a series of actions (the “2000 Plan”) intended to consolidate worldwide operations and transition the Company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring products, resulting in a pre-tax charge of $64.8 million. Major actions under the 2000 Plan included the exit from and consolidation within underutilized facilities, including the write-off of assets abandoned in conjunction with this action, the write-off and disposal of certain excess service and other inventories, and focused headcount reductions to streamline the cost structure to that of a smaller Measurement business and to eliminate duplicative functions within the Company’s infrastructure. As of May 25, 2002, the remaining accrued liabilities under the 2000 Plan totaled $1.7 million.

       The 1999 Plan

            In the second quarter of fiscal year 1999, the Company announced and began to implement a series of actions (the “1999 Plan”) intended to align the Company’s worldwide operations with market conditions and to improve the profitability of its operations, resulting in a pre-tax charge of $125.7 million. These actions included a net reduction of approximately 15% of the Company’s worldwide workforce, the exit from certain facilities and the streamlining of product and service offerings. As of May 25, 2002, the remaining accrued liabilities under the 1999 Plan totaled $0.1 million.

Critical Accounting Estimates

            Management has identified the Company’s “critical accounting estimates” which are those that are most important to the portrayal of the financial condition and operating results of the Company and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include contingent liability reserves, intangible asset valuation, inventory valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax reserves.

       Contingent Liabilities

            The Company is subject to claims or litigation concerning patent infringement, environmental and employment issues, as well as settlement of liabilities related to prior dispositions of assets. As a result, liabilities have been established based upon management’s best estimate of the ultimate outcome of these contingent liabilities. As of May 25, 2002, the Company has $45.0 million recorded as contingent liabilities in Accounts payable and accrued liabilities on the Consolidated Balance Sheet.

            As a result of divestiture activities, the Company is subject to certain indemnities and other contingencies due to contractual obligations entered into at the time of these divestitures. The Company reviews the status of its litigation, indemnities and other contingencies on a regular basis. Included in these liabilities is a reserve for contingent liabilities related to the sale of CPID to Xerox on January 1, 2000. As of May 25, 2002, the Company had $36.0 million recorded as a reserve for liabilities associated with the sale of CPID, which is included in the $45.0 million of total contingent liabilities noted above.

            The $36.0 million of reserves primarily relates to liabilities specifically identified as being retained by the Company at the time of sale and contingent contractual indemnities.

            The Company continues to closely monitor the status of the CPID related liabilities based on information received. The liability will be adjusted as settlements are completed or more information becomes available that will change the likely outcome of the liabilities. Changes to the estimate of liabilities or differences between these estimates and the ultimate amount of settlement will be recorded in Discontinued operations in the Statement of Operations in the period such events occur.

            The remaining $9.0 million of contingent liabilities includes amounts related to environmental, patent infringement and employment issues, as well as settlement of liabilities related to other prior dispositions of assets. The Company closely monitors these liabilities and changes are made as information becomes available.

       Intangible assets

            The Company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of May 25, 2002, the Company has $52.2 million of goodwill recorded in Other long-term assets.

            In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis as of the beginning of fiscal year 2002, and found no impairment. As required by the new rules, the Company will perform a similar review annually, or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

            For non-goodwill intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”. At May 25, 2002, the Company had $16.5 million of non-goodwill intangible assets recorded in Other long-term assets, which includes patents and licenses for certain technology. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to impair these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

       Inventories

            Inventories are stated at the lower of cost or market. Cost is determined based on currently-adjusted standard costs, which approximates actual cost on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in-process, finished goods and demonstration equipment of $125.1 million as of May 25, 2002. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items. These write-downs reduce the inventory value of these obsolete or slow-moving items to their net realizable value. Such estimates are difficult to make under current economic conditions. The write-down is based on current and forecasted demand and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. In addition, saturation of the used equipment market can negatively impact the net realizable value of the Company’s demonstration equipment. If actual market conditions are different than anticipated, Cost of sales in the Consolidated Statement of Operations may be different than expected in the period in which more information becomes available.

       Pension Plans

            Benefit plans are a significant cost of doing business and yet represent obligations that will be settled far in the future and therefore are subject to certain estimates. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The accounting standards require that management make assumptions regarding such variables as the expected long-term rate of return on assets and the rate applied to determine service cost and interest cost to arrive at pension income and cost for the year. As of May 25, 2002, the expected long-term rate of return on assets was 9.6%. The Company has analyzed the rate of return on assets used and determined this rate is reasonable based on the plans’ historical performance relative to the overall market. Management will continue to assess the expected long-term rate of return on plan assets assumption based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America, and will make adjustments to the assumption as appropriate. A 1% decrease in the estimated return on plan assets would result in reduced pension income of $5.8 million. Pension income is allocated to Cost of sales, Research and development and Selling, general and administrative expenses in the Consolidated Statements of Operations.

       Income Taxes

            The Company’s provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment. The Company is subject to taxation from federal, state and international jurisdictions. The taxes paid to these jurisdictions are subject to audit for which the Company has established estimated liabilities. The Company believes that adequate liabilities have been established for any additional tax and interest that may be assessed. As of May 25, 2002, the Company was subject to audits for fiscal years 1998 through 2002. Included in the years subject to audit are the sales of CPID and the Video and Networking Division which were complex transactions from a tax perspective. The liabilities associated with these years will ultimately be resolved when events occur to resolve the exposure to the Company, such as the completion of audits by the taxing jurisdictions. To the extent these audits or other events result in an adjustment to these accrued estimates, the effect would be recognized in Income tax expense in the Consolidated Statement of Operations in the period of the event. The Company is currently under audit by the IRS for the fiscal years ended 1998 through 2000. The Company expects to receive the audit report prior to the end of calendar year 2002 and will determine the range of potential actions upon completion of the audit.

            Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of May 25, 2002, the Company had established a valuation allowance against various deferred tax assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets.

Results of Operations

Highlights of Condensed Consolidated Results of Continuing Operations

	For the years ended

	May 25, 2002	May 26, 2001	May 27, 2000

	(In thousands, except per share amounts)
Net sales	$843,329	$1,235,275	$1,120,555
Cost of sales	426,342	593,779	596,191

Gross profit	416,987	641,496	524,364
Research and development expenses	121,283	153,128	136,494
Selling, general and administrative expenses	232,635	312,968	316,974
Non–recurring charges (credits), net	27,021	(9,972)	37,716
(Gain) loss on the sale of Video and Networking	(818)	(1,456)	31,613
Equity in business ventures’ loss (earnings)	3,971	(1,643)	(2,549)
Loss (gain) on disposal of fixed assets	5,542	1,771	(15,550)

Operating income	27,353	186,700	19,666
Non–operating income (expense), net	19,496	33,488	(85)

Income before taxes	46,849	220,188	19,581
Income tax expense	16,397	80,079	6,855

Income from continuing operations	30,452	140,109	12,726
Discontinued operations, net of tax	2,237	—	336,312

Net earnings	$32,689	$140,109	$349,038

Net earnings per share—basic	$0.36	$1.48	$3.69
Net earnings per share—diluted	$0.35	$1.46	$3.63
Income per share from continuing operations—basic	$0.33	$1.48	$0.13
Income per share from continuing operations— diluted	$0.33	$1.46	$0.13

Average shares outstanding—basic	91,439	94,459	94,555
Average shares outstanding—diluted	92,263	96,103	96,280

       Fiscal Year 2002 Compared to Fiscal Year 2001

       Economic Conditions

            Beginning in fiscal year 2001 and continuing into fiscal year 2002, economic conditions have had a negative impact on many markets into which the Company sells products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. Capital spending within these industries declined significantly in fiscal year 2002. The telecommunications industry, and particularly the optical segment, experienced the most substantial downturns during fiscal year 2002. These conditions adversely impacted the Company throughout fiscal year 2002 as product orders declined and product order cancellations were higher than in the prior year. Overall, these product orders and sales declines were more dramatic in the first half of fiscal year 2002 both sequentially and compared to the prior year. In response to the reduced level of orders and associated sales, the Company incurred net non–recurring costs of $27.0 million during fiscal year 2002. These costs were incurred in an effort to reduce fixed costs in future periods by reducing headcount and restructuring operations in certain foreign and domestic locations. Management of the Company is unable to predict the ultimate severity and duration of the recent economic conditions or their impact on the Company.

       Product Orders

            Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. Consolidated product orders for fiscal year 2002 were $706.7 million, a decrease of $446.0 million or 39% from product orders of $1,152.7 million in fiscal year 2001. Consolidated product orders decreased in all geographies, with the United States and Europe experiencing the largest declines. Orders from the Americas were $346.3 million, a decrease of $307.8 million or 47% from the prior year which was primarily due to the United States, which decreased to $318.6 million, or 46%, from $592.1 million in the prior year. Orders from Europe were $159.5 million, a decrease of $72.3 million or 31% from fiscal year 2001 orders. In addition, orders from the Pacific, excluding Japan, were $145.7 million, down $23.1 million or 14% from fiscal year 2001. Orders from Japan were $55.2 million, a decrease of $42.8 million or 44% from the prior year.

            These declines in orders resulted primarily from the economic downturn during fiscal year 2002 noted above, that negatively impacted many markets into which the Company sells products.

       Net Sales

            Consolidated net sales of $843.3 million for fiscal year 2002 decreased $391.9 million or 32% from fiscal year 2001 net sales of $1,235.3 million. Consolidated sales declines were experienced in all major geographies, with the United States and Europe experiencing the most significant declines. Net sales from the Americas were $451.2 million, a decrease of $267.8 million or 37% from the prior year which was primarily due to the United States, which decreased to $420.3 million, or 35%, from $651.1 million in the prior year. Net sales from Europe were $178.1 million, a decrease of $72.5 million or 29% from fiscal year 2001 net sales. In addition, net sales from the Pacific, excluding Japan, were $146.1 million, down $22.5 million or 13% from fiscal year 2001. Net sales from Japan were $67.9 million, a decrease of $29.1 million or 30% from the prior year.

            The declines in sales for fiscal year 2002 can be primarily attributed to volume decreases due to the above noted economic downturn and the resulting orders declines. Sales declined less than orders due primarily to the reduction of backlog from $170.3 million at May 26, 2001 to $84.1 million at May 25, 2002.

       Gross Profit and Gross Margin

            Consolidated gross profit was $417.0 million for the year ended May 25, 2002, a decrease of 35% from gross profit of $641.5 million for fiscal year 2001. This decrease was primarily due to the lower sales in fiscal year 2002 as compared with fiscal year 2001 discussed above. In addition, gross margins for the year ended May 25, 2002 were 49%, a decrease from 52% for fiscal year 2001. These decreases in gross profit and gross margin are attributable to certain fixed costs being spread over a lower relative sales base and proportionately higher additions to inventory write–downs in fiscal year 2002. The increase in inventory write–downs is primarily due to excess finished goods inventory resulting from the termination of an agreement with a distribution partner and excess demonstration equipment. In addition, other inventory obsolescence increased as a result of the sustained decrease in demand.

       Operating Expenses

            For fiscal year 2002, operating expenses were $389.6 million, a decrease of $65.2 million from $454.8 million for fiscal year 2001. This resulted in operating income of $27.4 million, or 3% of net sales in fiscal year 2002, compared with operating income of $186.7 million, or 15% of net sales in fiscal year 2001. As order levels declined during fiscal year 2002, the Company responded with explicit efforts to reduce operating expenses.

            Total reductions to Research and development and Selling, general and administrative expenses were $112.2 million as compared with fiscal year 2001 results. Expense reductions were achieved through leveraging the variable nature of the Company’s operating model, implementing a series of temporary actions and taking permanent actions to align the cost structure with a lower level of business. Variable cost reductions included significantly lower incentive compensation costs, which are included in cost of sales and operating expenses, lower temporary staffing and reduced general business expenses. Temporary actions included executive pay reductions and Company–wide shutdowns. Actions to realign the Company’s cost structure included headcount reductions and exiting certain foreign and domestic locations, the costs associated with which are included in Non–recurring charges, net in the Consolidated Statement of Operations. The Company generated additional expense reductions through reducing spending on travel and other general business expenses, including third party services.

            Research and development expenses were $121.3 million in fiscal year 2002, a decrease of $31.8 million from $153.1 million in prior year. As a percentage of net sales, research and development expenses increased to 14% for fiscal year 2002 from 12% a year ago due to the lower net sales volumes and the Company’s continued commitment to the development of new products and technologies.

            Selling, general and administrative expenses were $232.6 million or 28% of net sales for fiscal year 2002, a decrease of $80.4 million from $313.0 million, or 25% of net sales for the prior year. The increases in expenses as a percentage of net sales were primarily due to declines in sales at a rate greater than the Company’s ability to reduce the related cost structure through the actions noted above.

            Equity in business ventures’ loss was $4.0 million for the fiscal year ended May 25, 2002, compared with equity earnings of $1.6 million for fiscal year 2001. The loss is primarily the result of further weakening in the Japanese economy and its impact on the financial performance of Sony/Tektronix Corporation, in which the Company has a 50% equity ownership.

            The gain on the sale of the Video and Networking Division of $0.8 million in fiscal year 2002 was the result of a reduction in the indemnity reserve related to the original sale in fiscal year 2000. See the Sale of Video Networking section of the Management’s Discussion and Analysis for further information on this transaction.

            Net non–recurring expenses of $27.0 million were incurred for the fiscal year ended May 25, 2002 as a result of the Company’s efforts to better align the operating expense levels with reduced orders and sales levels. In fiscal year 2001, the Company recorded $10.0 million in non–recurring credits as the result of favorable settlements of certain 1999 and 2000 Plan reserves. See the Non–Recurring Charges section of the Management’s Discussion and Analysis and Footnote 4 in the Financial Statements and Supplementary Data for further information on these charges.

            Loss (gain) on disposal of fixed assets was $5.5 million for the year ended May 25, 2002. These expenses consisted primarily of the impairment of a building no longer in service and costs associated with the future demolition of that building. Loss (gain) on disposal of fixed assets was $1.8 million for the year ended May 26, 2001. This amount consisted primarily of the impairment of rental property owned by the Company.

       Non–Operating Income / Expense

            Interest expense was $10.4 million for fiscal year 2002, as compared with $13.0 million in the prior year. The decrease in interest expense is due to a reduction in the average balance of outstanding debt due to the Company’s early retirement of outstanding long–term debt throughout the year.

            Interest income was $34.7 million in fiscal year 2002 as compared with $53.1 million in fiscal year 2001. The decrease in interest income can be primarily attributed to lower returns on investments in fiscal year 2002 as compared to investment returns in fiscal year 2001 due to decreases in interest rates and to a lesser degree, a lower average balance of cash and marketable investments during the comparative periods.

            Other expense, net was $4.8 million in fiscal year 2002 compared to $6.6 million in the prior year. This includes items such as foreign currency translation and other miscellaneous fees and expenses.

       Income Taxes

            Income tax expense from continuing operations was $16.4 million for fiscal year 2002 and $80.1 million for fiscal year 2001, or 35% and 36% of earnings before taxes, respectively. The higher tax rates in the prior year period can be primarily attributed to adjustments to tax valuation allowances with respect to foreign tax credit carryovers in fiscal year 2001.

       Discontinued Operations

            During the fiscal year 2002, the Company reached settlement on certain outstanding contingencies related to the sale of the Color Printing and Imaging division to Xerox. The settlement of these contingencies and an evaluation of the remaining contingent liabilities related to the original sale resulted in an additional gain on the sale of $2.2 million net of tax, which was recorded as Discontinued operations on the Consolidated Statements of Operations.

       Net Earnings

            The Company recognized consolidated net earnings of $32.7 million for the year ended May 25, 2002, down from $140.1 million for the year ended May 26, 2001, which is primarily due to the decrease in sales volumes for the 2002 fiscal year and costs to realign the business, partially offset by a decrease in operating expenses as discussed above.

       Earnings Per Share

            For the year ended May 25, 2002, the Company recognized $0.36 and $0.35 net earnings per basic and diluted share, respectively. For the year ended May 26, 2001, the Company recognized basic and diluted earnings per share of $1.48 and $1.46, respectively. These decreases in earnings per share are due primarily to decreases in net earnings, partially offset by decreases in the basic and diluted shares outstanding. Basic shares outstanding decreased mainly due to share repurchases. Diluted shares outstanding decreased mainly due to share repurchases and a decrease in dilutive share equivalents from employee stock options resulting from a decrease in the Company’s stock price.

       Fiscal Year 2001 Compared to Fiscal Year 2000

       Economic Conditions

            Through the first three quarters of fiscal year 2001, the Company experienced record consolidated orders growth of 19%. During fiscal year 2001, economic conditions had a negative impact on many markets into which the Company sold products including, but not limited to, mobile handset manufacturing, automated test equipment, optical design and manufacturing, telecommunications and semiconductor manufacturing. These conditions adversely impacted the Company during the latter part of fiscal year 2001, as product orders declined and order cancellations increased. Specifically, the orders for the fourth quarter of fiscal year 2001 declined 32% from the comparable period of fiscal year 2000.

       Product Orders

            Consolidated product orders for fiscal year 2001 were $1,152.7 million, an increase of $46.4 million or 4% over orders of $1,106.3 million in fiscal year 2000. This improvement was due to an increase of $85.4 million in Measurement orders, offset by a decrease of $39.0 million due to the sale of substantially all of the Video and Networking division in 2000. Consolidated orders increased in several geographies, with the Pacific and Japan experiencing the largest growth. Orders from the Pacific, excluding Japan, were $168.8 million, an increase of $31.5 million or 23% over fiscal year 2000 orders, while orders from Japan were $98.0 million, an increase of $23.6 million or 32% over fiscal year 2000 orders. Orders from the Americas grew a modest 1% to $654.1 million in fiscal year 2001. Included in the Americas is the United States, which increased to $592.1 million, or 1%, from $586.7 million in the prior year. Growth in orders in these geographies is primarily attributed to the favorable market conditions experienced in the first half of the fiscal year, strong demand for new products and continued strong demand for existing products. Orders declined in Europe by $14.0 million or 6% to $231.8 million, resulting from the above noted economic downturn that, during the latter part of the fiscal year, negatively impacted many markets into which the Company sells products.

       Net Sales

            Consolidated net sales of $1,235.3 million for fiscal year 2001 increased $114.7 million or 10% over fiscal year 2000 net sales of $1,120.6 million. The change in net sales was primarily attributable to an increase of $184.6 million in Measurement sales during fiscal year 2001, offset in part by a decrease of $59.6 million due to the sale of substantially all of the Video and Networking division in fiscal year 2000. Consolidated sales growth was experienced in all major geographies, with the United States and the Pacific experiencing the most significant sales growth. Net sales in the Americas were $719.0 million, an increase of $108.0 million or 18% over fiscal year 2000 which was primarily due to the United States, which increased to $651.1 million, or 19%, from $547.4 million in the prior year. Net sales in the Pacific, excluding Japan, increased to $168.6 million, an increase of $36.6 million or 28% over fiscal year 2000. Net sales from Europe were $250.6 million, an increase of $19.9 million or 9% from fiscal year 2001 net sales. Net sales from Japan were $97.0 million, an increase of $20.1 million or 26% from the prior year. Growth in sales was the direct result of the growth in orders noted

above which was primarily attributable to the favorable market conditions experienced in the first half of the fiscal year, strong demand for new products and continued strong demand for existing products. Sales growth in excess of orders growth was attributable to the Company’s fulfillment of backlog orders during the fiscal year.

       Gross Profit

            Consolidated gross profit was $641.5 million or 52% of net sales for the year ended May 26, 2001, an increase of 22% over gross profit of $524.4 million or 47% of net sales for fiscal year 2000. These increases were primarily due to a higher sales volume and favorable shift in the mix to higher margin products. In addition, the fiscal year 2000 gross margin was diluted by sales of lower margin Video and Networking products and non–recurring charges.

       Operating Expenses

            For the fiscal year ended May 26, 2001, operating expenses were $454.8 million, a decrease of $49.9 million from $504.7 million for fiscal year 2000. The decrease is primarily attributable to a reduction of non–recurring charges in fiscal year 2001, the loss on the sale of the Video and Networking division in fiscal year 2000 and a reduction due to the absence of operating expenses associated with the Video and Networking division in fiscal year 2001. Non–recurring credits were $10.0 million during fiscal year 2001 as a result of favorable adjustments to previous charges. Non–recurring charges, net were $37.7 million during fiscal year 2000.

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

            A net loss from asset dispositions of $1.8 million was incurred in fiscal year 2001 compared to a net gain of $15.6 million in fiscal year 2000. The gain in fiscal year 2000 was primarily the result of the sale of land and buildings that were no longer necessary for on–going operations as a result of the divestitures of the Video and Networking and Color Printing and Imaging divisions in that fiscal year.

       Non–Operating Income / Expense

            Interest expense was $13.0 million in fiscal year 2001, as compared with $15.8 million in fiscal year 2000. The decrease in interest expense is due to a reduction in the average balance of outstanding debt due to the Company’s retirement of $22.5 million of outstanding long–term debt during the fiscal year. Interest income was $53.1 million in fiscal year 2001 as compared with $23.0 million in fiscal year 2000. The significant increase in fiscal year 2001 was primarily due to a full year of interest earned on the proceeds from the sale of the Color Printing and Imaging division which occurred in January 2000.

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

Financial Condition, Liquidity and Capital Resources

       Financial Condition

            At May 25, 2002, the Company’s working capital was $473.8 million, a decrease of $126.7 million from the end of fiscal year 2001. Current assets decreased $189.3 million primarily due to a decrease in short–term marketable investments as the Company converted $109.9 million of its investment portfolio to long–term marketable investments. Trade accounts receivable also decreased as a result of lower sales volume in fiscal year 2002. Current liabilities decreased $62.6 million in fiscal year 2002 as a result of decreases in accounts payable due primarily to a payment to Xerox for settlement of certain liabilities associated with the January 1, 2000 sale of the Color Printing and Imaging division and lower operating expenses during the year. Accrued compensation decreased in fiscal year 2002 due mainly to the payment of incentive compensation earned in the prior year and decreased accruals for incentive compensation earned in the current year. These decreases were partially offset by a $41.8 million increase in Current portion of long–term debt, which reflects the August 2002 maturity of a portion of the Company’s debt.

            Property, plant and equipment, net, decreased $28.5 million during fiscal year 2002 to $143.3 million as of May 25, 2002. The decrease was due mainly to $37.5 million of depreciation expense during the year. This decrease was partially offset by approximately $16.4 million in capital expenditures during the same period.

            As of May 25, 2002, the Company’s accumulated pension benefit obligation exceeded the fair value of plan assets for certain pension plans. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, this resulted in a $91.7 million charge to equity in Accumulated other comprehensive income (loss), net of $57.1 million of deferred tax assets. The result was a reduction of the pension assets recorded in Other long–term assets by $87.5 million and an increase in the pension liability recorded in Other long–term liabilities by $61.3 million. As a result of this position, the Company was required to fund the pension plan with $6.0 million by January 2003 based on an agreement with the Pension Benefit Guaranty Company.

            On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. During fiscal year 2002, the Company repurchased a total of 2.1 million shares for $42.0 million. As of May 25, 2002, the Company has repurchased a total of 8.3 million shares at an average price of $25.21 per share totaling $208.1 million under this authorization. The Company will continue to repurchase shares under this authorization when deemed economically beneficial.

       Liquidity and Capital Resources

            As of May 25, 2002, the Company held $757.7 million in cash and cash equivalents and marketable investments, a decrease of $5.2 million from the balance of $762.9 million at May 26, 2001. Activity during fiscal year 2002 included the repurchase of common stock, the purchase of Profile, early retirement of debt on favorable terms and the payment to Xerox described above. These uses of cash were offset by net earnings and other positive operating cash flows.

            During fiscal year 2002, the Company terminated its $150.0 million unsecured revolving credit agreement that originally matured in December 2004. In addition, the Company’s agreement with a financial institution to issue up to $100.0 million in commercial paper was deactivated due to the termination of the revolving credit agreement. These agreements were terminated by the Company as management determined there was not a foreseeable need to use the facilities. At May 25, 2002, the Company maintained unsecured bank credit facilities totaling $72.3 million, of which $70.4 million was unused.

            During the third quarter of fiscal year 2002, the Company reached an agreement with Sony Corporation (“Sony”) to acquire Sony’s 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through a redemption of Sony’s shares for 8 billion Yen or approximately $64.1 million at May 25, 2002. The Company currently accounts for its investment in Sony/Tektronix under the equity method. The Company expects the transaction to close on September 30, 2002, subject to certain conditions, at which time the Company will have 100% ownership of Sony/Tektronix. The transaction will be accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix will be consolidated in the Company’s consolidated financial statements.

            The Company enters into non–cancelable minimum purchase commitments from time to time primarily for the purchase of raw materials used in the manufacturing of products. These commitments are entered into in the ordinary course of business as they allow the Company to secure component materials for future needs through last time buy programs or volume discount arrangements.

            The following table summarizes the Company’s contractual obligations at May 25, 2002:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(In thousands)
Long-term debt	$99,067	$41,765	$57,302	$—	$—
Operating leases (1)	30,797	10,761	14,808	4,078	1,150
Non-cancelable purchase commitments (1)	11,300	7,599	3,621	80	—
Sony/Tektronix acquisition (1)	64,148	64,148	—	—	—
Required pension funding (1)	5,984	5,984	—	—	—

Total contractual obligations	$211,296	$130,257	$75,731	$4,158	$1,150

______________

(1)	The non–cancelable operating leases, purchase commitments, Sony–Tektronix acquisition commitment and the required pension funding are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America.

            Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations through fiscal year 2003.

Recent Accounting Pronouncements

            In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This statement discontinues the use of the pooling of interest method of accounting for business combinations. This statement is effective for all business combinations after June 30, 2001. Acquisitions subsequent to the effective date were accounted for in accordance with SFAS No. 141.

            In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company early adopted the provisions of SFAS No. 142 as of May 27, 2001. This standard only permits prospective application, therefore adoption does not affect previously reported financial information. The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill beginning May 27, 2001. The evaluation of impairment of existing goodwill resulted in no impairment at the time of adoption. Goodwill amortization for fiscal year ended May 26, 2001 amounted to approximately $1.1 million net of tax, which impacted the reported basic and diluted earnings per share by $0.01 for fiscal year 2001. Goodwill amortization for fiscal year ended May 27, 2000 amounted to approximately $1.3 million net of tax, which impacted the reported basic and diluted earnings per share by $0.01 for fiscal year 2000.

            In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long–lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002, however early adoption is encouraged. The Company early adopted the provisions of SFAS No. 143 as of May 27, 2001. As a result of the early adoption of this statement, the Company recorded an expense of $1.5 million for retirement obligations of certain long–lived assets during fiscal year 2002, which is included in Loss (gain) on disposal of fixed assets on the Consolidated Statements of Operations.

            In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets.” This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long–lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal year 2003. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s consolidated financial statements.

            In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other amendments, eliminates the requirement to record gains and losses from the early extinguishment of debt as extraordinary items. The Company early adopted the provisions of this statement for fiscal year 2002. The net premiums paid for the early retirements of debt were $0.8 million in fiscal year 2002 and less than $0.1 million in fiscal years 2001 and 2000, and were recorded in interest expense.

            In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s consolidated financial statements.

Risks and Uncertainties

            Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward–looking statements contained in this Annual Report. See “Forward–Looking Statements” at the beginning of this Item 7.

       Market Risk and Cyclical Downturns in the Markets in Which Tektronix Competes

            Tektronix’ business depends on capital expenditures of manufacturers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment, including test and measurement equipment manufactured and marketed by Tektronix. In particular, the telecommunications industry, including but not limited to the optical segment, have experienced a more dramatic decline than other industries. In addition, the severity and length of the downturn may also affect overall access to capital which could adversely affect the Company’s customers across many industries. During periods of reduced and declining demand, Tektronix may need to rapidly align its cost structure with prevailing market conditions while at the same time motivating and retaining key employees. As discussed above in this Item 7, the Company’s sales and orders have been affected by the current downturn in its markets. The ultimate severity of this downturn, and how long it will last, is unknown. No assurance can be given that Tektronix’ net sales and operating results will not be further adversely impacted by the current or any future downturns or slowdowns in the rate of capital investment in these industries.

       Timely Delivery of Competitive Products

            Tektronix sells its products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. The Company’s ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because Tektronix sells test and measurement products that enable its customers to develop new technologies, the Company must accurately predict the ever–evolving needs of those customers and deliver appropriate products and technologies at competitive prices to meet customer demands. The Company’s ability to deliver such products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third party providers on a timely basis and at reasonable prices. Failure to deliver competitive products in a timely manner and at a reasonable price could have an adverse effect on the results of operations, financial condition or cash flows of the Company.

       Competition

            In general, Tektronix competes with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies. Other competitors include Acterna Corporation, Anritsu, LeCroy Corporation, Spirent, Yokogawa and many other smaller companies. Competition in the Company’s business is based primarily on product performance, technology, customer service, product availability and price. Some of the Company’s competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which Tektronix competes. The Company may face pricing pressures that may have an adverse impact on the Company’s earnings. If the Company is unable to compete effectively on these and other factors, it could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

       Supplier Risks

            The Company’s manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company’s future operating results. In addition, the Company uses certain sole sourced components which are integral to a variety of products. Disruption in key sole sourced suppliers could have a significant adverse effect on the Company’s results of operations.

       Worldwide Economic and Market Conditions

            The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, excluding Japan; and Japan. During the last fiscal year, nearly one half of the Company’s revenues were from international sales. In addition, some of the Company’s manufacturing operations and key suppliers are located in foreign countries. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business globally, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic or political conditions. These factors, among others, could influence the Company’s ability to sell in global markets, as well as its ability to manufacture products or procure supplies. A significant downturn in the global economy could adversely affect the Company’s results of operations, financial position or cash flows.

       Intellectual Property Risks

            As a technology–based company, Tektronix’ success depends on developing and protecting its intellectual property. Tektronix relies generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of the Company’s products, however, is generally not patentable in its entirety. Tektronix also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that actions the Company takes to establish and protect proprietary rights will be adequate. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse affect on the Company’s results of operations, financial position or cash flows. From time to time in the usual course of business, the Company receives notices from third parties regarding intellectual property infringement or takes action against others with regard to intellectual property rights. Even where the Company is successful in defending or pursuing such claims, the Company may incur significant costs. In the event of a successful claim against the Company, Tektronix could lose its rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on the Company’s business.

       Environmental Risks

            Tektronix is subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of its hazardous chemicals used during the Company’s manufacturing process. The Company has operated and is in the process of closing a licensed hazardous waste management facility at its Beaverton, Oregon campus. If Tektronix fails to comply with any present and future regulations, the Company could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict the Company’s ability to expand its facilities or could require Tektronix to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.

       Sony/Tektronix Corporation Acquisition

            Acquisition of Sony Corporation’s 50% interest in Sony/Tektronix Corporation is scheduled to be completed at the end of September 2002. Upon completion of the transaction, the Company’s ownership of Sony/Tektronix will increase from 50% to 100%, and the Company will be exposed to a greater financial impact from Sony/Tektronix operations. The acquisition could negatively impact the Company’s results of operations during fiscal year 2003. In addition, operation of Sony/Tektronix as a wholly owned business will involve additional risks, including integration costs and risks following the acquisition and the risks of doing business as a foreign owner in Japan.

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

            The Company maintains a short–term and long–term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities may have a weighted average life of less than seven years and managed consistent with the Lehman Mortgage Index. An increase in interest rates would decrease the value of certain of these investments. However, a 10% adverse change in interest rates would not have a material impact on the Company’s results of operations, financial position or cash flows as the Company holds these assets as available for sale.

            At May 25, 2002, the Company’s debt obligations had fixed interest rates. In management’s opinion, a 10% increase in interest rates would not be material to the Company’s results of operations, financial position or cash flows.

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

Item 8.	Financial Statements and Supplementary Data.

Independent Auditors’ Report

To the Board of Directors and Shareholders of Tektronix, Inc.:

            We have audited the accompanying consolidated balance sheets of Tektronix, Inc. and subsidiaries (“the Company”) as of May 25, 2002 and May 26, 2001, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended May 25, 2002, May 26, 2001 and May 27, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial schedule based on our audits.

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

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tektronix, Inc. and subsidiaries as of May 25, 2002 and May 26, 2001, and the results of their operations and their cash flows for the years ended May 25, 2002, May 26, 2001 and May 27, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon June 20, 2002

Consolidated Statements of Operations

	For the years ended

	May 25, 2002	May 26, 2001	May 27, 2000

	(In thousands, except per share amounts)
Net sales	$843,329	$1,235,275	$1,120,555
Cost of sales	426,342	593,779	596,191

Gross profit	416,987	641,496	524,364
Research and development expenses	121,283	153,128	136,494
Selling, general and administrative expenses	232,635	312,968	316,974
Equity in business ventures’ loss (earnings)	3,971	(1,643)	(2,549)
Non-recurring charges (credits), net	27,021	(9,972)	37,716
(Gain) loss on sale of the Video and Networking division	(818)	(1,456)	31,613
Loss (gain) on disposal of fixed assets	5,542	1,771	(15,550)

Operating income	27,353	186,700	19,666
Interest income	34,732	53,125	22,978
Interest expense	(10,413)	(13,026)	(15,798)
Other expense, net	(4,823)	(6,611)	(7,265)

Income before taxes	46,849	220,188	19,581
Income tax expense	16,397	80,079	6,855

Income from continuing operations	30,452	140,109	12,726
Discontinued operations:
Loss from operations of Color Printing and Imaging division (less applicable income tax benefit of $0, $0, and ($2,063), respectively)	—	—	(3,995)
Gain on sale of Color Printing and Imaging (less applicable income tax expense of $1,204, $0 and $198,476, respectively)	2,237	—	340,307

Income from discontinued operations	2,237	—	336,312

Net earnings	$32,689	$140,109	$349,038

Net earnings per share — basic	$0.36	$1.48	$3.69
Net earnings per share — diluted	0.35	1.46	3.63

Income per share from continuing operations — basic	0.33	1.48	0.13
Income per share from continuing operations — diluted	0.33	1.46	0.13

Income per share from discontinued operations — basic	0.02	—	3.56
Income per share from discontinued operations — diluted	0.02	—	3.49

Dividends per share	—	—	0.18
Weighted average shares outstanding — basic	91,439	94,459	94,555
Weighted average shares outstanding — diluted	92,263	96,103	96,280

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

	May 25, 2002	May 26, 2001

ASSETS	(In thousands)
Current assets:
Cash and cash equivalents	$262,994	$292,429
Short-term marketable investments	193,644	282,005
Trade accounts receivable, net of allowance for doubtful accounts of $5,047 and $4,573, respectively	100,325	142,977
Inventories	125,086	149,964
Other current assets	65,107	69,073

Total current assets	747,156	936,448
Property, plant and equipment, net	143,251	171,750
Long-term marketable investments	301,104	188,484
Deferred tax assets	64,522	20,587
Other long-term assets	128,156	224,901

Total assets	$1,384,189	$1,542,170

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$155,953	$225,111
Accrued compensation	57,562	96,703
Current portion of long-term debt	41,765	—
Deferred revenue	18,103	14,208

Total current liabilities	273,383	336,022
Long-term debt	57,302	127,840
Other long-term liabilities	126,348	64,963
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value (authorized 1,000 shares; none issued)	—	—
Common stock, no par value (authorized 400,000 shares; issued and outstanding 90,509 at May 25, 2002 and 92,077 at May 26, 2001)	231,035	225,003
Retained earnings	774,282	778,428
Accumulated other comprehensive income (loss)	(78,161)	9,914

Total shareholders’ equity	927,156	1,013,345

Total liabilities and shareholders’ equity	$1,384,189	$1,542,170

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the years ended

	May 25, 2002	May 26, 2001	May 27, 2000

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$32,689	$140,109	$349,038
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	—	3,995
Pre-tax gain on the sale of Color Printing and Imaging	(3,441)	—	(538,783)
(Gain) loss on sale of the Video and Networking division	(818)	(1,456)	31,613
Depreciation and amortization expense	40,960	44,819	44,124
Loss on the disposition/impairment of fixed assets	5,542	5,866	7,201
(Gain) loss on the disposition of marketable equity securities	2,211	—	(7,889)
Bad debt expense	1,415	2,309	4,350
Tax benefit of exercise of options	784	12,898	18,070
Deferred income tax expense	(298)	36,134	21,263
Equity in business ventures’ (earnings) loss	3,971	(1,643)	(2,549)
Changes in operating assets and liabilities:
Accounts receivable	42,113	18,412	(4,187)
Inventories	28,714	(35,153)	(4,622)
Other current assets	3,543	(54,924)	15,553
Accounts payable	(69,945)	1,582	(3,816)
Accrued compensation	(39,141)	1,000	(12,002)
Deferred revenue	3,894	1,879	13,463
Other long-term assets and liabilities, net	32,584	(33,838)	(21,562)

Net cash provided by (used in) continuing operations	84,777	137,994	(86,740)
Net cash provided by discontinued operations	—	—	22,401

Net cash provided by (used in) operating activities	84,777	137,994	(64,339)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(16,396)	(31,501)	(42,253)
Acquisition of businesses, net of cash acquired	(20,369)	(16,658)	(12,975)
Net proceeds from the sale of business divisions	—	—	928,735
Proceeds from the disposition of fixed assets	2,662	5,593	53,124
Proceeds from the disposition of investments	—	570	21,383
Dividend received from joint venture	—	8,451	—
Net sales (purchases) of short–term marketable investments	89,355	(182,108)	(99,897)
Net purchases of long–term marketable investments	(109,888)	(188,484)	—

Net cash (used in) provided by investing activities	(54,636)	(404,137)	848,117
CASH FLOWS FROM FINANCING ACTIVITIES
Change in short–term debt	—	(467)	(115,737)
Repayment of long–term debt	(28,773)	(22,529)	(502)
Proceeds from employee stock plans	11,239	23,920	58,826
Repurchase of common stock	(42,042)	(126,160)	(65,382)
Dividends paid	—	—	(16,922)

Net cash used in financing activities	(59,576)	(125,236)	(139,717)

Net (decrease) increase in cash and cash equivalents	(29,435)	(391,379)	644,061
Cash and cash equivalents at beginning of period	292,429	683,808	39,747

Cash and cash equivalents at end of period	$262,994	$292,429	$683,808

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid	$2,940	$59,362	$123,000
Interest paid	9,655	11,892	16,595
NON-CASH INVESTING ACTIVITIES
Note receivable for sale of Video and Networking assets	—	—	27,920
Note receivable for sale of receivables to Grass Valley Group Inc.	—	—	4,556
Common stock of Grass Valley Group Inc. for sale of Video and Networking assets	—	—	6,300

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock

	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total

	(In thousands)

Balance May 29, 1999	93,817	$143,263	$458,613	$19,686	$621,562

Components of comprehensive income:
Net earnings (net of tax of $203,268)	—	—	349,038	—	349,038
Currency adjustment (net of tax of ($759))	—	—	—	(1,138)	(1,138)
Unrealized holding gains—net (net of tax of $3,708)	—	—	—	6,382	6,382

Total comprehensive income					354,282

Shares issued to employees	4,332	84,054	—	—	84,054
Shares repurchased	(3,066)	(28,449)	(36,933)	—	(65,382)
Dividends—$0.18 per share	—	—	(16,922)	—	(16,922)

Balance May 27, 2000	95,083	198,868	753,796	24,930	977,594

Components of comprehensive income:
Net earnings (net of tax of $80,079)	—	—	140,109	—	140,109
Currency adjustment (net of tax of ($11,937))	—	—	—	(17,905)	(17,905)
Unrealized holding gains—net (net of tax of $2,138)	—	—	—	2,889	2,889

Total comprehensive income					125,093

Shares issued to employees	1,616	36,818	—	—	36,818
Shares repurchased	(4,622)	(10,683)	(115,477)	—	(126,160)

Balance May 26, 2001	92,077	225,003	778,428	9,914	1,013,345

Components of comprehensive income (loss):
Net earnings (net of tax of $17,601)	—	—	32,689	—	32,689
Minimum pension liability (net of tax of ($57,117))	—	—	—	(91,716)	(91,716)
Currency adjustment (net of tax of $2,207)	—	—	—	3,416	3,416
Cash flow hedge loss (net of tax of ($42))				(65)	(65)
Unrealized holding gains—net (net of tax of $185)	—	—	—	290	290

Total comprehensive loss					(55,386)

Shares issued to employees	498	11,239	—	—	11,239
Shares repurchased	(2,066)	(5,207)	(36,835)	—	(42,042)

Balance May 25, 2002	90,509	$231,035	$774,282	$(78,161)	$927,156

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.     The Company

            Tektronix, Inc. (“Tektronix” or the “Company”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next–generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; communication test equipment, including mobile test equipment and optical test equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, excluding Japan; and Japan.

            Prior to becoming a focused test, measurement and monitoring company, Tektronix operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”) to Xerox Corporation (“Xerox”). On September 24, 1999, the Company sold substantially all of the operating assets of the Video and Networking division to Grass Valley Group, Inc. (“GVG”). CPID products included color printers and related supplies. Video and Networking division products included video distribution and production, video storage, and newsroom automation products. As a result of these divestitures, the Company now operates as a focused test, measurement and monitoring company.

2.     Summary of Significant Accounting Policies

       Financial statement presentation

            The consolidated financial statements include the accounts of Tektronix and its majority–owned subsidiaries. Investments in joint ventures and minority–owned companies where the Company exercises significant influence are accounted for under the equity method with the Company’s percentage of earnings included in Equity in business ventures’ loss (earnings) on the Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported earnings. The Company’s fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2002, 2001, and 2000 were 52 weeks.

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

       Cash and cash equivalents

            Cash and cash equivalents include cash deposits in banks and highly–liquid investments with original maturities of three months or less at the time of purchase.

       Marketable investments

            Short–term marketable investments include investments with maturities of greater than three months and less than one year. Long–term marketable investments include investments with maturities of greater than one year.

            At May 25, 2002, marketable investments are classified as available–for–sale and reported at fair market value with the related unrealized holdings gains and losses excluded from earnings and included, net of deferred income taxes, in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Prior to February 23, 2002, marketable investments, excluding corporate securities, were classified as held–to–maturity and were recorded at their amortized cost.

       Property, plant and equipment

            Property, plant and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from ten to forty years for buildings and two to seven years for machinery and equipment, and is provided using the straight–line method.

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

       Intangible assets

            Intangible assets, primarily goodwill, patents and trademarks, are included in Other long–term assets on the Consolidated Balance Sheets and are stated at cost. For intangible assets excluding goodwill, amortization is provided on a straight–line basis over periods generally not exceeding fifteen years.

       Impairment of long–lived assets

            Long–lived assets and intangibles are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the pre–tax undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the pre–tax present value of future cash flows expected to be provided by the asset.

       Revenue recognition

            The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time the product is shipped. Upon shipment, the Company also provides for estimated costs that may be incurred for product warranties and sales returns. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Revenue earned from service is recognized ratably over the contractual period or as the services are performed.

       Advertising

            Advertising production and placement costs are expensed when incurred. Advertising expenses were $16.8 million, $23.3 million and $22.3 million in 2002, 2001 and 2000, respectively.

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

       Foreign currency translation

            Assets and liabilities of foreign subsidiaries that operate in a local currency environment are translated into U.S. dollars at period–end exchange rates. Income and expenses accounts are translated at the average exchange rate during the period. Adjustments arising from the translation of assets and liabilities are accumulated as a separate component of Accumulated other comprehensive income (loss) in Shareholders’ equity.

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

            The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company’s hedging activities is to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. In general, the Company’s derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the Company to credit–related losses in the event of nonperformance. However, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote.

            The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the subsequent amendments SFAS No. 137 and SFAS No. 138, on May 27, 2001. These pronouncements require that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Other comprehensive earnings (loss) until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings. Derivatives that are not hedges are recorded at fair value through earnings.

3.     Significant Transactions

       Sale of Color Printing and Imaging

            On January 1, 2000, the Company sold substantially all of the assets of CPID to Xerox. The sales price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. As of May 25, 2002 and May 26, 2001, the accrual for estimated liabilities related to the sale was $36.0 million and $57.3 million, respectively. In fiscal year 2002, the Company recorded $2.2 million in Gain on Sale of CPID as a result of settling and adjusting certain indemnities related to the original sales transaction.

            The Company accounted for the Color Printing and Imaging division as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” In accordance with this accounting guidance, operating results of the division through December 31, 1999, were excluded from each applicable line of the Consolidated Statements of Operations and included in Net earnings from discontinued operations for the periods reported. The cash flows of the division were also excluded from each applicable line of the Consolidated Statements of Cash Flows and included in Net cash provided by (used in) discontinued operations on those statements. Summarized results of operations for the division were as follows:

2000

(In thousands, except per share amounts)
Net sales	$369,459

Loss before taxes	(6,058)
Income tax benefit	(2,063)

Loss from discontinued operations	(3,995)
Gain on sale of Color Printing and Imaging (less applicable tax of $198,476)	340,307

Net income from discontinued operations	$336,312

Net income per share from discontinued operations – basic	$3.56

Net income per share from discontinued operations – diluted	$3.49

       Sale of Video and Networking

            On August 9, 1999, the Company announced that it had reached an agreement to sell substantially all of the operating assets of its Video and Networking division to GVG. During fiscal year 2000, Tektronix recorded pre–tax charges of $31.6 million for losses incurred or expected to be incurred in connection with the transaction. These charges were calculated based upon the excess of the estimated net book value of assets to be transferred over the proceeds received, as well as asset impairments incurred as a result of the sale. The companies closed the sale with a series of transactions in fiscal year 2000. Tektronix received cash of $30.2 million, before transaction costs of $1.1 million, and notes receivable with a carrying value of $32.5 million. The sale of the Video and Networking division did not meet the criteria to be recorded as a discontinued operation in accordance with APB Opinion No. 30.

            In fiscal year 2001, the Company resolved certain outstanding contingencies related to the sale of the Video and Networking division. The resolution of these items resulted in a net credit of approximately $1.5 million, which is included in (Gain) loss on sale of the Video and Networking division on the Consolidated Statements of Operations. In addition, the Company converted a portion of the existing notes receivable from GVG to preferred stock of GVG. As of May 26, 2001, the Company held a note receivable with a carrying value of $18.1 million which is recorded in Other long–term assets on the Consolidated Balance Sheets and preferred stock of GVG with a basis of $11.5 million, which is classified as available–for–sale securities and recorded in Other long-term assets on the Consolidated Balance Sheets.

            During fiscal year 2002, the Company received $32.4 million as prepayment to the notes receivable, associated interest and the preferred stock of GVG. This resulted in $0.8 million of interest income based on the discount associated with the note receivable and a $0.3 million gain on the preferred stock which was recorded in Other expense, net.

       Sale of land and buildings

            During fiscal year 2000, the Company completed the sale of several significant buildings and parcels of land in conjunction with its plan to exit from and consolidate within facilities while transitioning to a focused Measurement business. These sales resulted in total pre–tax gains of approximately $22.6 million, which were included in Loss (gain) on disposal of fixed assets on the Consolidated Statements of Operations. Included were $12.2 million in gains on the sales of land and office, warehouse and manufacturing facilities in Oregon, an $8.7 million gain on the sale of an office facility in Marlow, England and a $1.7 million gain on the sale of a multi–function building in Australia.

4.     Non–Recurring Charges (Credits), Net

            During fiscal year 2002, the Company incurred $27.0 million of net non–recurring expenses including $28.4 million of expenses to better align future operating expense levels with reduced sales levels offset by $1.4 million of reserve reversals related to the 2000 Plan, which is discussed below.

            The $28.4 million of non–recurring expenses included $20.9 million of severance related costs for 592 employees worldwide across all major functions and $7.5 million associated with exiting certain foreign and domestic operations. As of May 25, 2002, the Company maintained liabilities of $7.5 million related to the severance expenses of 184 employees and $2.9 million related to the exit from certain operations discussed above. These actions do not relate to the previously announced 1999 Plan or the 2000 Plan discussed below.

       The 2000 Plan

            In the third quarter of fiscal year 2000, the Company announced and began to implement a series of actions (the “2000 Plan”) intended to consolidate worldwide operations and transition the Company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring products, resulting in a pre–tax charge of $64.8 million. Major actions under the 2000 Plan included the exit from and consolidation within underutilized facilities, including the write–off of assets abandoned in conjunction with this action, the write–down and disposal of certain excess service and other inventories and focused headcount reductions to streamline the cost structure to that of a smaller Measurement business and to eliminate duplicative functions within the Company’s infrastructure.

            During fiscal year 2002, $1.4 million of previously accrued amounts were reversed from the payables and other liabilities reserve. The reversal resulted primarily from the favorable settlement of various office leases.

            Under the 2000 Plan, headcount reductions, net of current and prior period adjustments and reversals, totaled 113 employees. As of May 25, 2002, severance of approximately $7.6 million has been paid to 111 employees, with approximately $0.4 million to be paid under remaining contracts extending through fiscal year 2003. In fiscal year 2002, the Company paid $0.9 million in severance.

       The 1999 Plan

            In the second quarter of fiscal year 1999, the Company announced and began to implement a series of actions (the “1999 Plan”) intended to align the Company’s worldwide operations with market conditions and to improve the profitability of its operations resulting in a pre–tax charge of $125.7 million. These actions included a net reduction of approximately 15% of the Company’s worldwide workforce, the exit from certain facilities and the streamlining of product and service offerings.

            Including current and prior period adjustments and reversals, headcount reductions under the 1999 Plan totaled 1,297 employees. As of May 26, 2002, severance of approximately $45.4 million has been paid, with the remaining approximately $0.1 million to be paid under one remaining contract into fiscal year 2003. $0.1 million of severance was paid in fiscal year 2002 related to the 1999 Plan.

            The pre–tax charges incurred and related actions taken under the 1999 and 2000 Plans affected the Company’s financial position in the following manner:

	Equipment and other assets	Payables and other liabilities	Inventories	Accrued compensation

	(In thousands)
1999 Plan charges	$18,200	$19,894	$27,760	$54,680
Fiscal year 1999 activity:
Cash paid out	—	(7,415)	—	(20,844)
Non-cash disposals or write-offs	(17,055)	—	(27,070)	—
Adjustments to plan	(455)	4,049	(690)	2,244

Balance May 29, 1999	$690	$16,528	$—	$36,080

Fiscal year 2000 activity:
2000 Plan charges	$19,142	$16,787	$15,460	$13,362
Adjustments to plans	361	—	—	(405)
Reversal of excess charges	—	(600)	—	(14,799)
Cash paid out	—	(13,765)	—	(22,893)
Non-cash disposals or write-offs	(20,193)	—	(15,460)	—

Balance May 27, 2000	$—	$18,950	$—	$11,345

Fiscal year 2001 activity:
Adjustments to plans	—	2,350	—	543
Reversal of excess charges	—	(8,973)	—	(6,186)
Cash paid out and disposals, net	—	(8,529)	—	(4,313)

Balance May 26, 2001	—	3,798	—	1,389
Fiscal year 2002 activity:
Reversal of excess charges	—	(1,414)	—	—
Cash paid out and disposals, net	—	(1,550)	—	(976)

Balance May 25, 2002	$—	$834	$—	$413

       Fiscal Year 2001 Activity

            Total 2001 pre-tax non-recurring credits, net on the Consolidated Statement of Operations totaled $10.0 million for the year ended May 26, 2001. The net credits of $10.0 million consisted of a $2.3 million loss on sale of assets and approximately $2.9 million of adjustments to the existing restructuring plans, offset by restructuring reserve reversals of $15.2 million. An expanded discussion of restructuring reserve activity is included below.

            Under the 2000 Plan, certain assets and related employee severance costs of Maxtek Components Corporation (“Maxtek”), a wholly–owned subsidiary of Tektronix, were included in the restructuring reserve as it was anticipated that they would be eliminated through closure. As the opportunity to dispose of these assets through sale subsequently arose during fiscal year 2001, and was determined by management to be more beneficial to the Company, the related reserves were deemed no longer necessary, resulting in reversals of accrued compensation of $1.6 million and payables and other liabilities reserve of $0.2 million. The sale of these assets resulted in a non–recurring pre–tax loss on sale of assets of $2.3 million.

            In fiscal year 2001, the payables and other liabilities reserve was increased approximately $2.4 million primarily to provide for additional estimated costs related to exit activities. The increase of $0.5 million to the accrued compensation reserve was attributable to the subsequent clarification and amendment of an employment agreement.

            Additionally, $9.0 million of previously accrued amounts were reversed from the payables and other liabilities reserve which was primarily attributable to certain obligations which were assumed by a third party and favorable contract buy–out settlements. The reversal of $6.2 million of accrued compensation resulted from severance reversals of $4.6 million for 187 individuals who either left the Company voluntarily or were re–assigned to future–benefiting operations and $1.6 million of severance related to individuals associated with the assets sold by Maxtek discussed above.

       Fiscal Year 2000 Activity

            Pre-tax, non–recurring restructuring and other related charges, net recorded during fiscal year 2000 totaled $52.2 million. These net charges included $64.8 million of charges related to the 2000 Plan, $13.7 million of net reversals and adjustments to the 1999 and 2000 Plans and $1.1 million of in–process research and development charges related to the acquisition of Gage Applied Sciences, Inc. Of the net $52.2 million, $14.8 million was recorded in cost of sales, while $37.7 million was recorded in non–recurring charges and $0.3 million was reversed to selling, general and administrative expenses.

5.     Marketable Investments

            During fiscal year 2002, the Company converted its investments to available-for-sale which allows the Company to maximize the investment returns by reacting to fluctuations in interest rates. This requires the investments to be recorded at market value with the resulting gains and losses included, net of tax, in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. This resulted in realized gains of $0.7 million and realized losses of $0.4 million on sales of marketable investments in fiscal year 2002. At May 26, 2001, with the exception of corporate equity securities, the Company recorded marketable investments as held-to-maturity based on the Company’s intent and ability to hold them. As such, they were recorded at their amortized cost.

            Short-term marketable investments held at May 25, 2002 consisted of:

	Amortized cost	Unrealized gains	Unrealized losses	Market value

	(In thousands)
Commercial paper	$10,962	$—	$—	$10,962
Certificates of deposit	9,358	6	—	9,364
Corporate notes and bonds	87,056	1,099	(46)	88,109
Asset backed securities	65,841	234	(291)	65,784
Mortgage backed securities	4,555	—	(26)	4,529
Federal agency notes and bonds	14,878	18	—	14,896

Short-term marketable investments	$192,650	$1,357	$(363)	$193,644

            Short-term marketable investments held at May 26, 2001 consisted of:

Amortized cost

(In thousands)
Corporate notes and bonds	$113,497
Commercial paper	96,574
Asset backed securities	69,478
Money market	2,456

Short-term marketable investments	$282,005

            Long-term marketable investments held at May 25, 2002 consisted of:

	Amortized cost	Unrealized gains	Unrealized losses	Market value

	(In thousands)
Corporate notes and bonds	$52,059	$951	$(10)	$53,000
Asset backed securities	48,929	663	(3)	49,589
Mortgage backed securities	90,510	665	(54)	91,121
Federal agency notes and bonds	85,891	519	(11)	86,399
U.S. Treasuries	20,984	15	(4)	20,995

Long-term marketable investments	$298,373	$2,813	$(82)	$301,104

            Long-term marketable investments held at May 26, 2001 consisted of:

Amortized cost

(In thousands)
Corporate notes and bonds	$110,206
Federal agency notes and bonds	51,473
Asset and mortgage backed securities	24,288
Mortgage backed securities	2,517

Long-term marketable investments	$188,484

            Investments in corporate equity securities are classified as available-for-sale and reported at fair market value on the Consolidated Balance Sheets and are included in Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive income on the Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains and losses at May 25, 2002 and May 26, 2001 are as follows:

	2002	2001

	(In thousands)
Unamortized cost basis of corporate equity securities	$4,378	$15,861
Gross unrealized holding gains	9,677	12,913

Fair value of corporate equity securities	$14,055	$28,774

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

7.     Inventories

            Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for obsolete or slow-moving items. Inventories consisted of the following at May 25, 2002 and May 26, 2001:

	2002	2001

	(In thousands)
Materials	$5,446	$2,544
Work in process	45,867	63,138
Finished goods	73,773	84,282

Inventories	$125,086	$149,964

8.     Property, Plant and Equipment

            Property, plant and equipment consisted of the following at May 25, 2002 and May 26, 2001:

	2002	2001

	(In thousands)
Land	$1,656	$1,656
Buildings	145,801	148,732
Machinery and equipment	260,011	271,232
Accumulated depreciation and amortization	(264,217)	(249,870)

Property, plant and equipment, net	$143,251	$171,750

9.     Other Long-Term Assets

            Other long-term assets consisted of the following at May 25, 2002 and May 26, 2001:

	2002	2001

	(In thousands)
Investment in Sony/Tektronix Corporation	$40,487	$47,165
Notes, contracts and leases	4,905	20,693
Prepaid cash balance pension plan	—	73,755
Goodwill, net	52,203	33,013
Other intangibles, net	16,506	21,501
Corporate equity securities	14,055	28,774

Other long-term assets	$128,156	224,901

            Goodwill, net included accumulated amortization of $5.3 million at May 25, 2002 and $5.0 million at May 26, 2001.

            Other intangibles are technology related assets and licenses which are amortized over their estimated useful life, ranging from one to thirteen years. Amortization expense for other intangible assets was $3.5 million and $3.9 million for fiscal years 2002 and 2001, respectively. The weighted-average amortization period is 6.3 years. Accumulated amortization for other intangible assets was $14.4 million at May 25, 2002 and $15.7 million at May 26, 2001. Amortization of other intangible assets as of May 25, 2002 in future fiscal years is: 2003 — $4.2 million, 2004 — $3.6 million, 2005 — $3.4 million, 2006 — $2.0 million and 2007 — $1.9 million.

            Summarized financial information for Sony/Tektronix Corporation (“Sony/Tektronix”), which is accounted for under the equity method due to the Company’s 50% investment, consisted of the following:

	2002	2001	2000

	(In thousands)
Current assets	$69,798	$93,034	$134,343
Non-current assets	71,013	71,889	89,110
Current liabilities	12,866	20,114	39,408
Non-current liabilities	47,009	50,517	59,453

Net sales	$150,617	$227,306	$231,782
Gross profit	42,607	73,964	73,126
Income (loss) from continuing operations	(7,941)	3,285	(83)

            The Company’s sales to, purchases from, and accounts receivable from Sony/Tektronix consisted of the following:

	2002	2001	2000

	(In thousands)
Sales to	$66,856	$93,625	$79,152
Purchases from	20,217	26,496	26,219
Accounts receivable from	2,443	1,978	3,383

            Purchases from other related parties, Merix and GVG totaled $0.2 million in fiscal year 2002 and $6.0 million in fiscal year 2001. Purchases from other related parties, Merix, Maxim Integrated Products Inc., Maxtek Components Corporation and GVG totaled $38.3 million for fiscal year 2000. All other transactions and resulting balances with related parties were not material.

10.     Accounts Payable and Accrued Liabilities

            The Company’s accounts payable and accrued liabilities consisted of the following at May 25, 2002 and May 26, 2001:

	2002	2001

	(In thousands)
Trade accounts payable	$36,610	$61,105
Other accounts payable	21,121	20,006

Accounts payable	57,731	81,111

Accrued expenses	8,602	11,912
Restructuring reserve	3,687	3,798
Warranty reserve	11,033	10,512
Contingent liabilities	45,038	74,393
Other current liabilities	29,862	43,385

Accrued liabilities	98,222	144,000

Accounts payable and accrued liabilities	$155,953	$225,111

            Other accounts payable includes amounts due to business ventures, employee benefits liabilities and other miscellaneous non-trade payables. Contingent liabilities included $36.2 million and $61.1 million of accruals for estimated liabilities related to the sales of various businesses as of May 25, 2002 and May 26, 2001, respectively. Other current liabilities included net income taxes payable of $17.2 million and $20.1 million as of May 25, 2002 and May 26, 2001, respectively. Charges to warranty reserves in fiscal years 2002, 2001, and 2000 were not material.

11.     Long-Term Debt

            The Company’s long-term debt consisted of the following at May 25, 2002 and May 26, 2001:

	2002	2001

	(In thousands)
7.5% notes due August 1, 2003	$57,300	$85,000
7.625% notes due August 15, 2002	41,765	42,745
Other long-term agreements	2	95
Less: current portion	(41,765)	—

Long-term debt	$57,302	$127,840

            On May 1, 2002, the Company terminated its $150.0 million unsecured revolving credit agreement that originally matured in December 2004. In addition, the Company’s agreement with a financial institution to issue up to $100.0 million in commercial paper was deactivated due to the termination of the revolving credit agreement. These agreements were terminated by the Company as management determined there was not a foreseeable need to use the facilities. At May 25, 2002, the Company maintained unsecured bank credit facilities of $72.3 million, of which $70.4 million in lines of credit was unused.

            Certain of the Company’s debt agreements require compliance with debt covenants. Management believes that the Company is in compliance with such requirements for the fiscal year ended May 25, 2002. The Company retired $27.7 million and $22.3 million of long-term notes in fiscal year 2002 and 2001, respectively at rates approximating par through a series of transactions. The resulting net premiums paid for the early retirements were $0.8 million in fiscal year 2002 and less than $0.1 million in fiscal year 2001 and were recorded in interest expense. Aggregate debt payments on currently outstanding debt will be $41.8 million in fiscal year 2003, $57.3 million in fiscal year 2004, and zero thereafter.

12.     Other Long-Term Liabilities

            Other long-term liabilities consisted of the following at May 25, 2002 and May 26, 2001:

	2002	2001

	(In thousands)
Pension liability	$86,936	$23,632
Deferred compensation	36,586	37,682
Other	2,826	3,649

Other long-term liabilities	$126,348	$64,963

13.     Commitments and Contingencies

            The Company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates. Rental expense was $15.8 million in fiscal year 2002, $17.1 million in fiscal year 2001, and $24.4 million in fiscal year 2000. In addition, the Company is a party to long-term or minimum purchase agreements with various suppliers and vendors. The future minimum obligations under operating leases and other commitments having an initial or remaining non-cancelable term in excess of one year as of May 25, 2002 were:

	Operating leases	Commitments

	(In thousands)
2003	$10,761	$77,731
2004	8,588	3,621
2005	6,220	80
2006	2,335	—
2007	1,743	—
Future years	1,150	—

Total	$30,797	$81,432

            In the normal course of business, the Company and its subsidiaries are parties to various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not the Company and its subsidiaries will ultimately be successful in any of these legal matters or, if not, what the impact might be. However, the Company’s management does not expect that the results of these legal proceedings will have a material adverse effect on the Company’s results of operations, financial position or cash flows.

            During the third quarter of fiscal year 2002, the Company reached an agreement with Sony Corporation (“Sony”) to acquire Sony’s 50% interest in Sony/Tektronix through a redemption of Sony’s shares for 8 billion Yen or approximately $64.1 million at May 25, 2002. The Company currently accounts for its investment in Sony/Tektronix under the equity method. The Company expects the transaction to close on September 30, 2002, subject to certain conditions, at which time the Company will have 100% ownership of Sony/Tektronix. The transaction will be accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix will be consolidated in the Company’s financial statements.

14.     Fair Value of Financial Instruments

            For cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities and accrued compensation, the carrying amount approximates the fair value because of the immediate or short-term nature of those instruments. For marketable investments, the carrying amount approximated the fair value as of May 26, 2001 value because of the immediate or short-term nature of those instruments. As of May 25, 2002, marketable investments are recorded at their fair value.

            The fair value of long-term debt is estimated based on quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The following table summarizes the differences between the carrying amounts and fair values of debt:

	May 25, 2002		May 26, 2001

	Carrying amount	Fair value	Carrying amount	Fair value

	(In thousands)
7.5% notes due August 1, 2003	$57,300	$59,649	$85,000	$85,904
7.625% notes due August 15, 2002	41,765	42,146	42,745	43,376

15.     Stock Compensation Plans

       Stock options

            The Company maintains stock option plans for selected employees. There were 11,718,369 shares reserved for issuance under these plans at May 25, 2002. Under the terms of the plans, stock options are granted at an option price not less than the market value at the date of grant. Options granted between January 1, 1997 and January 1, 2000 generally vest over two years and expire five to ten years from the date of grant. All other options granted generally vest over four years and expire ten years from the date of grant. The following is a summary of the stock compensation plans as of May 25, 2002:

	Stock Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding shares listed in (a))

	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders
1989 Stock Incentive Plan and
1998 Stock Option Plan	9,074,959	$24.50	2,463,410
Employee Stock Purchase Plan	285,262	$22.52	1,214,738
Equity Compensation Plan Not Approved by Security Holders
2001 Stock Option Plan	168,442	$24.66	11,558

Total	9,528,663	$24.44	3,689,706

            Additional information with respect to option activity is set forth below:

	Outstanding		Exercisable

	Number of shares in thousands	Weighted average exercise price	Number of shares in thousands	Weighted average exercise price

May 29, 1999	7,678	13.24	4,130	12.33
Granted	3,236	19.30
Exercised	(4,642)	12.66
Cancelled	(1,098)	14.61

May 27, 2000	5,174	17.29	1,824	14.17
Granted	2,700	35.98
Exercised	(1,654)	15.21
Cancelled	(362)	23.46

May 26, 2001	5,858	26.12	2,173	17.97
Granted	3,985	22.12
Exercised	(221)	14.60
Cancelled	(379)	30.16

May 25, 2002	9,243	$24.50	3,772	$21.73

            The following table summarizes information about options outstanding and exercisable at May 25, 2002:

	Outstanding			Exercisable

Range of exercise prices	Number of shares in thousands	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares in thousands	Weighted average exercise price

$ 6.75 — 17.12	1,975	5.99	$15.48	902	$13.52
17.17 — 22.80	2,226	7.79	20.12	2,006	19.96
22.96 — 24.48	2,591	9.59	24.43	48	23.65
24.59 — 40.69	2,451	8.41	35.82	816	35.03

	9,243	8.07	$24.50	3,772	$21.73

            The Company accounts for stock options according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized in the Company’s consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair value of options granted during fiscal years 2002, 2001 and 2000 was $12.26, $17.06 and $8.44 per share, respectively.

            The Company also has plans for certain executives and outside directors that provide stock-based compensation other than options. Under APB No. 25, compensation cost for these plans is measured based on the market price of the stock at the date the terms of the award become fixed. Under the fair value approach of SFAS No. 123, compensation cost is measured based on the market price of the stock at the grant date. There were 3,155, 20,332 and 53,994 shares granted under these plans during fiscal years 2002, 2001 and 2000, respectively. The weighted average grant-date fair value of the shares granted under these plans during fiscal years 2002, 2001 and 2000 was $21.12, $32.27 and $18.85 per share, respectively.

            The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	2002	2001	2000

Net earnings as reported (in thousands)	$32,689	$140,109	$349,038
Pro forma net earnings (in thousands)	13,774	126,874	335,900

Basic EPS — as reported	$0.36	$1.48	$3.69
Basic EPS — pro forma	0.15	1.34	3.55

Diluted EPS — as reported	$0.35	$1.46	$3.63
Diluted EPS — pro forma	0.15	1.32	3.49

            The fair value of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2002	2001	2000

Expected life in years	4.0	3.0	3.0
Risk-free interest rate	4.4%	5.1%	6.3%
Volatility	69.3%	65.8%	57.1%
Dividend yield	0.0%	0.0%	0.1%

       Employee Stock Purchase Plan

            During fiscal year 2001, the Company initiated the Employee Stock Purchase Plan (“ESPP”). The ESPP, which became effective January 1, 2001, allows substantially all regular employees to purchase shares of Tektronix common stock through payroll deductions of up to 10% of eligible compensation. The price an employee pays for the stock is 85% of the market price at the beginning or end of the period, whichever is lower. Plan periods are from January 1 to June 30 and July 1 to December 31. During fiscal year 2002, employees purchased 285,262 shares at an average price of $22.52 per share. At May 25, 2002, 1,214,738 shares of common stock were reserved for issuance under the ESPP. The average fair value in excess of the purchase price for ESPP shares purchased, as calculated under SFAS No. 123, was $1.1 million in fiscal year 2002.

16.     Shareholders’ Equity

       Repurchase of common stock

            On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During fiscal year 2002, the Company repurchased a total of 2.1 million shares for $42.0 million. As of May 25, 2002, the Company has repurchased a total of 8.3 million shares at an average price of $25.21 per share totaling $208.1 million under this authorization.

       Shareholder Rights Agreement

            On June 21, 2000, the Board of Directors adopted a new shareholder rights agreement to replace the 1990 agreement that expired by its terms in September 2000. To implement the new plan, the Board of Directors declared a dividend of one right for each outstanding common share payable to shareholders of record on September 7, 2000. As a result of the Company’s two-for-one stock split in October 2000, each outstanding share of common stock and each share issued thereafter, including under the plans, includes one-half of a right. Each right entitles the holder to purchase one one-thousandth of a share of Series B preferred shares at a purchase price of $375, subject to adjustment. The rights become exercisable ten days after a person or group acquires, or commences a tender offer that would result in, beneficial ownership of 15% or more of the outstanding common shares of the Company. Upon the occurrence of certain events described in the rights agreement, each right entitles its holder to purchase common shares of the Company, or in certain circumstances common shares of the acquiring company, or other property having a value of twice the right’s exercise price. However, rights that are beneficially owned by an acquiring person become null and void. The rights may be redeemed at a price of $0.001 per right at any time before a person becomes an acquiring person, and any time after a person becomes an acquiring person, the Company may exchange each right at a ratio of one common share, or one one-thousandth of a preferred share per right. The rights expire on September 7, 2010.

17.     Derivative Financial Instruments and Risk Management

            The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities and the subsequent amendments SFAS No. 137 and SFAS No. 138, on May 27, 2001. These pronouncements require that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings. The Company recorded a net-of-tax cumulative-effect-type gain adjustment of less than $0.1 million in accumulated other comprehensive earnings (loss) to recognize at fair value all derivatives that are designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on May 27, 2001. This gain adjustment, which was reclassified to earnings during the first quarter ending August 25, 2001, consisted of gains related to foreign currency forwards.

       Derivative Instruments and Hedging Activities

            The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to credit risk and market risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement. Market risk is the adverse effect on the value of a financial instrument that results from a change in currency exchange rates. The market risk associated with foreign exchange contracts is managed by the establishment and monitoring of parameters that limit the types and degree of market risk that may be undertaken.

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

       Net Investment Hedges

            By maintaining equity investments in foreign subsidiaries, the Company is exposed to foreign currency risk related to such investments. The Company hedges its foreign currency risk related to certain net investments in foreign subsidiaries through the use of intercompany lending agreements.

       Accounting for Derivatives and Hedging Activities

            All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash-flow hedge are recorded in other comprehensive earnings, until the underlying transactions occur at which time the gains or losses are recorded in Net sales. As of May 25, 2002, the $0.1 million of deferred net gains on derivative instruments in Accumulated other comprehensive income (loss) are expected to be reclassified to earnings during the next twelve months. Gains or losses on intercompany lending agreements are recorded in other comprehensive earnings until the subsidiary is substantially liquidated. As of May 25, 2002, $0.1 million of deferred losses from intercompany lending agreementswere recorded in Accumulated other comprehensive income (loss), none of which is anticipated to be recorded in the Statement of Operations in the next twelve months. Changes in the fair value of a derivative that do not qualify as a hedge are recorded in current period earnings in Other expense, net.

            The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as cash flow hedges to specific anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that an anticipated transaction will occur. If hedge accounting is discontinued because it is probable that an anticipated transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in other comprehensive earnings will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

18.     Business Segments

            The Company’s revenue is derived principally through the development and marketing of a range of test and measurement products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. It is impractical to report net sales by product group. Accordingly, the Company reports as a single Measurement segment. Historically, the Company operated in three segments: Measurement, Color Printing and Imaging, and Video and Networking. The Color Printing and Imaging division was accounted for as a discontinued operation and as such the results of operations and the financial position of the division were not presented to management for decision-making purposes and are not included in the table below.

            The information provided below was obtained from internal information that was provided to the Company’s executive management group for the purpose of corporate management. For fiscal year 2000, assets, liabilities and expenses attributable to corporate activity were not all allocated to the operating segments. Certain facility, information systems and other expenses were incurred by corporate and allocated to the divisions based on a percentage of sales, number of employees or payroll costs. Depreciation expense by division was not included in the internal information provided to the executive management group and was therefore not presented below. Inter-segment sales were not material and were included in net sales to external customers below.

	2002	2001	2000

	(In thousands)
Net sales to external customers by division:
Measurement	$843,329	$1,235,275	$1,050,671
Video and Networking	—	—	59,607
Other	—	—	10,277

Net sales	$843,329	$1,235,275	$1,120,555

Consolidated net sales to external customers by region:
United States	$420,307	$651,050	$591,291
Europe	178,063	250,561	248,063
Pacific	146,101	168,624	137,092
Japan	67,866	97,034	78,434
Americas	30,992	68,006	65,675

Net sales	$843,329	$1,235,275	$1,120,555

Measurement net sales to external customers by region:
United States	$420,307	651,050	$547,434
Europe	178,063	250,561	230,663
Pacific	146,101	168,624	132,021
Japan	67,866	97,034	76,933
Americas	30,992	68,006	63,620

Net sales	$843,329	$1,235,275	$1,050,671

Operating income:
Measurement	$53,556	$174,445	$133,089
Video and Networking	—	—	(21,269)
Gain (loss) on sale of Video and Networking division	818	1,456	(31,613)
Non-recurring credits (charges)	(27,021)	10,799	(52,236)
All other	—	—	(8,305)

Operating income	$27,353	$186,700	$19,666

            Other sales in fiscal year 2000 represented circuit board sales to GVG under a specific sales agreement that did not continue in fiscal years 2001 or 2002. Other operating income in fiscal year 2000 included expenses incurred related to the transition of the Company to a focused Measurement business which were not allocated to the divisions.

	2002	2001	2000

	(In thousands)
Segment assets:
Measurement	$1,384,189	$1,542,170	$1,530,729
Video and Networking	—	—	3,908
All other	—	—	—

Segment assets	$1,384,189	$1,542,170	$1,534,637

Long-lived assets:
United States	$498,953	$528,662	$343,600
International	73,558	56,473	48,052
Deferred tax assets	64,522	20,587	30,928

Long-lived assets	$637,033	$605,722	$422,580

Capital expenditures:
Measurement	$16,396	$31,501	$17,129
Video and Networking	—	—	281
All other	—	—	26,776

Capital expenditures	$16,396	$31,501	$44,186

19.     Other Expense, Net

	2002	2001	2000

	(In thousands)
(Loss) gain on disposition of financial assets	$(1,000)	$(1,781)	$7,889
Currency (losses) gains	(1,699)	1,247	(2,044)
Other expenses	(2,124)	(6,077)	(13,110)

Other expense, net	$(4,823)	$(6,611)	$(7,265)

            In May 2000, the Company sold 1.15 million shares of its investment in Merix in conjunction with a public offering by that company. The sale resulted in a net gain of approximately $11.4 million, which was included above in the (Loss) gain on disposition of financial assets above.

20.     Income Taxes

            The provision for income taxes consisted of:

	2002	2001	2000

	(In thousands)
Current:
Federal	$3,910	$50,939	$1,533
State	619	2,807	1,187
Non-U.S.	13,580	8,316	2,675

	18,109	62,062	5,395
Deferred:
Federal	2,237	16,910	767
State	390	2,061	396
Non-U.S.	(4,339)	(954)	297

	(1,712)	18,017	1,460

Total provision	$16,397	$80,079	$6,855

            The provisions (benefits) differ from the amounts that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference is:

	2002	2001	2000

	(In thousands)
Income taxes based on U.S. statutory rate	$16,397	$77,066	$6,853
State income taxes, net of U.S. tax	656	3,164	1,029
Foreign sales corporation	(1,826)	(3,424)	(2,739)
Increase in valuation allowance	319	27,884	—
Reversal of prior years provisions	—	(28,481)	—
Other — net	851	3,870	1,712

Total provision	$16,397	$80,079	$6,855

            The reconciliations reflect permanent items that impact the provisions. Items that increase provisions include state income taxes and various nondeductible expenses, whereas items that decrease the provisions include the foreign sales corporation and various tax credits. During fiscal year 2001, the Company settled the prior years’ tax audits thereby allowing for the release of reserves previously established and also increased its valuation allowance for tax benefits previously recognized relating to foreign tax credit carryovers. Management believes that adequate provisions have been made for open years under audit.

            Tax benefits of $0.8 million, $12.9 million and $18.1 million associated with the exercise of employee stock options were allocated to common stock in fiscal years 2002, 2001 and 2000, respectively.

            Net deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	2002	2001

	(In thousands)
Other current assets	$31,607	$28,605
Deferred tax assets	64,522	20,587

Net deferred tax assets	$96,129	$49,192

            The temporary differences and carryforwards that gave rise to deferred tax assets and liabilities were as follows:

	2002	2001

	(In thousands)
Deferred tax assets:
Reserves and other liabilities	$58,075	$61,986
Foreign tax credit carryforwards	30,002	30,002
Accrued pension obligation	26,293	—
Accrued post—retirement benefits	9,260	10,845
Accumulated depreciation	—	10,630
Intangibles	3,951	3,819
Restructuring costs and separation programs	2,227	1,497
Net operating losses	2,835	1,180
Other credit carryforwards	1,171	—

Gross deferred tax assets	133,814	119,959
Less: valuation allowance	(30,803)	(30,484)

Deferred tax assets	103,011	89,475

Deferred tax liabilities:
Unrealized gains on marketable equity securities	(5,435)	(5,240)
Software development costs	(876)	(9,041)
Accumulated depreciation	(571)	—
Accrued pension obligation	—	(26,002)

Deferred tax liabilities	(6,882)	(40,283)

Net deferred tax assets	$96,129	$49,192

            At May 25, 2002, there were $30.0 million of unused foreign tax credit carryovers which, if not used, will expire between 2004 and 2006. The Company has placed a valuation allowance against these credits in the amount of $30.0 million.

            Income (loss) before taxes for the United States and International were as follows:

	2002	2001	2000

	(In thousands)
United States	$22,573	$191,985	$(13,200)
International	24,276	28,203	32,781

Income before taxes	$46,849	$220,188	$19,581

            The Company is currently under examination by the IRS for the fiscal years 1998, 1999 and 2000. The audit is in the late stages and the Company expects to receive the audit report prior to the end of calendar year 2002. Depending on the results of the IRS audit, the company may appeal, or it may agree to settle. The results of the IRS audit may also change the amount of foreign tax credit carryovers that are available to the Company and thereby impact the amount of the valuation allowance which has been established for them. The years currently under audit include the year of sale of both CPID and the Video and Networking division, which were complex tax transactions. Management believes that adequate provisions have been made for all open years.

21.     Earnings Per Share

	2002	2001	2000

	(In thousands except per share amounts)
Net earnings	$32,689	$140,109	$349,038

Weighted average shares used for basic earnings per share	91,439	94,459	94,555
Effect of dilutive stock options	824	1,644	1,725

Weighted average shares used for dilutive earnings per share	92,263	96,103	96,280

Net earnings per share — basic	$0.36	$1.48	$3.69
Net earnings per share — diluted	$0.35	$1.46	$3.63

            Options to purchase an additional 5,116,867, 2,288,000 and 2,678,200 shares of common stock were outstanding at May 25, 2002, May 26, 2001 and May 27, 2000, respectively, but were not included in the computation of diluted net earnings per share because their effect would be antidilutive.

22.     Benefit Plans

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

            The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Company’s pension and postretirement benefit plans:

	Pension Benefits		Postretirement Benefits

	2002	2001	2002	2001

Change in Benefit Obligation
Beginning balance	$540,130	$545,782	$14,657	$14,244
Service cost	6,836	8,336	120	130
Interest cost	37,640	38,766	1,039	1,051
Actuarial (gain) loss	(2,154)	4,897	(225)	1,295
Curtailment/ settlement	—	(5,773)	—	—
Benefit payments	(38,473)	(47,725)	(2,180)	(2,063)
Exchange rate changes	4,032	(4,318)	—	—
Participant contributions	152	165	—	—
Plan amendments	(388)	—	—	—

Ending balance	$547,775	$540,130	$13,411	$14,657

Change in Fair Value of Plan Assets
Beginning balance	$543,257	$620,969	$—	$—
Actual return	(44,755)	(24,742)	—	—
Employer contributions	1,322	695	—	—
Benefit payments	(38,473)	(47,725)	—	—
Settlements	—	(4,817)	—	—
Other adjustments	2,921	(1,123)	—	—

Ending balance	$464,272	$543,257	$—	$—

Net unfunded (funded) status of the plan	$83,503	$(3,127)	$13,411	$14,657
Unrecognized initial net obligation	(453)	(523)	—	—
Unrecognized prior service cost	16,730	18,581	5,342	8,013
Unrecognized net (loss) gain	(166,791)	(69,767)	4,991	5,138

Net (prepaid) liability recognized	$(67,011)	$(54,836)	$23,744	$27,808

Amounts recognized in the statements of financial position:
Other long-term assets	$(65)	$(78,271)	$—	$—
Other long-term liabilities	81,825	23,435	23,744	27,808
Accumulated other comprehensive income (loss)	(148,771)	—	—	—

Net (prepaid) liability recognized	$(67,011)	$(54,836)	$23,744	$27,808

            At May 25, 2002, the Company’s accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, this resulted in a $91.7 million charge to equity in Accumulated other comprehensive income (loss), net of $57.1 million of deferred tax assets. The result was a reduction of the pension assets recorded in Other long-term assets by $87.5 million and an increase in the pension liability recorded in Other long-term liabilities by $61.3 million.

            The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for certain non-U.S. plans with accumulated benefit obligations in excess of plan assets were $23.7 million, $21.3 million and zero, respectively for fiscal year 2002 and $20.4 million, $18.3 million and zero, respectively for fiscal year 2001.

            Weighted average assumptions used in the accounting for the Tektronix pension and postretirement benefit plans were:

	2002	2001	2000

Pension Benefits
Discount rate	7.2%	7.5%	7.2%
Rate of compensation increase	3.7%	3.7%	3.7%
Expected return on plan assets	9.6%	10.1%	11.0%
Postretirement Benefits
Discount rate	7.5%	7.5%	7.8%
Rate of compensation increase	3.8%	3.8%	3.8%

            The Company maintains an insured indemnity health plan for retirees. The assumed health care cost trend rates used to measure the expected cost of benefits under the indemnity and HMO plans were assumed to increase by 9.3% and 14.0%, respectively for participants under the age of 65 and 9.5% and 15.0%, respectively, for participants age 65 and over in the fiscal year 2002. Thereafter, the rates of both plans were assumed to gradually decrease until they reach 5.3% for participants under the age of 65 and 5.5% for those over 65 in 2009. A 1.0% change in these assumptions would not have a material effect on either the postretirement benefit obligation at May 25, 2002 or the benefit credit reported for fiscal year 2002.

            The components of net pension benefit cost and postretirement benefit credit recognized in income were:

	2002	2001	2000

	In thousands
Pension Benefits
Service cost	$6,836	$8,336	$10,984
Interest cost	37,640	38,766	39,423
Expected return on plan assets	(54,207)	(55,259)	$(55,751)
Amortization of transition asset	106	107	(68)
Amortization of prior service cost	(2,206)	(2,205)	(2,707)
Curtailment/ settlement loss (gain)	169	(2,726)	(15,158)
Cost of special or contractual termination benefits	—	—	4,887
Recognized actuarial net loss (gain)	1,188	(910)	792
Other benefit plans	2,100	2,170	5,087

Net benefit credit	$(8,374)	$(11,721)	$(12,511)

Postretirement Benefits
Service cost	$120	$130	$180
Interest cost	1,039	1,051	1,129
Amortization of prior service cost	(2,671)	(2,671)	(2,671)
Recognized net gain	(373)	(532)	(553)
Curtailment gain	—	—	(1,263)

Net benefit credit	$(1,885)	$(2,022)	$(3,178)

       Employee savings plan

            The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may defer up to 50% of their compensation, subject to certain regulatory limitations. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. The Company’s matching contribution is 4% of compensation and may be invested in any one of the 401(k) plan funds. In addition, the Company contributes Company stock to the plan for all eligible employees equal to 2% of compensation. The Company’s total contributions were approximately $6.1 million in fiscal year 2002, $6.2 million in fiscal year 2001 and $9.1 million in fiscal year 2000.

23.     Recent Accounting Pronouncements

            In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This statement discontinues the use of the pooling of interest method of accounting for business combinations. This statement is effective for all business combinations after June 30, 2001. Acquisitions subsequent to the effective date were accounted for in accordance with SFAS No. 141.

            In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under the nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company early adopted the provisions of SFAS No. 142 as of May 27, 2001. This standard only permits prospective application, therefore adoption does not affect previously reported financial information. The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill beginning May 27, 2001. The evaluation of impairment of existing goodwill resulted in no impairment at the time of adoption. Goodwill amortization for fiscal year ended May 26, 2001 amounted to approximately $1.1 million net of tax, which impacted the reported basic and diluted earnings per share by $0.01 for fiscal year 2001. Goodwill amortization for fiscal year ended May 27, 2000 amounted to approximately $1.3 million net of tax, which impacted the reported basic and diluted earnings per share by $0.01 for fiscal year 2000.

            In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002, however early adoption is encouraged. The Company early adopted the provisions of SFAS No. 143 as of May 27, 2001. As a result of the early adoption of this statement, the Company recorded an expense of $1.5 million for the retirement obligations of certain long-lived assets during fiscal year 2002, which is included in Loss (gain) on disposal of fixed assets on the Consolidated Statements of Operations.

            In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal year 2003. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s consolidated financial statements.

            In April 2002, the FASB issued SFAS No, 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement, among other amendments, eliminates the requirement to record gains and losses from the early extinguishment of debt as extraordinary items. The Company early adopted the provisions of this statement for fiscal year 2002. The net premiums paid for the early retirements of debt were $0.8 million in fiscal year 2002 and less than $0.1 million in fiscal years 2001 and 2000, and were recorded in interest expense.

            In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s consolidated financial statements.

Quarterly Financial Data (unaudited)

            In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands except per share amounts):

Quarter ended	May 25, 2002	Feb. 23, 2002	Nov. 24, 2001	Aug. 25, 2001

Net sales	$208,510	$203,604	$214,633	$216,582
Gross profit	100,707	101,122	106,920	108,238
Operating income	1,214	12,374	6,244	7,521
Income before taxes	7,329	16,053	12,198	11,269
Income from continuing operations	4,764	10,434	7,929	7,325
Income from discontinued operations	1,300	—	—	937
Net earnings	6,064	10,434	7,929	8,262
Earnings per share — basic and diluted	0.07	0.11	0.09	0.09
Income per share from continuing operations — basic and diluted	0.05	0.11	0.09	0.08
Income per share from discontinued operations — basic and diluted	0.01	—	—	0.01

Average shares outstanding:
Basic	90,869	91,316	91,531	92,040
Diluted	91,779	92,428	91,969	92,815

Common stock prices:
High	$26.29	$25.98	$22.87	$27.23
Low	20.00	22.17	17.02	19.22

Quarter ended	May 26, 2001	Feb. 24, 2001	Nov. 25, 2000	Aug. 26, 2000

Net sales	$305,087	$326,854	$325,143	$278,191
Gross profit	160,646	168,362	167,526	144,962
Operating income	45,075	54,926	50,434	36,265
Income before taxes	53,779	67,720	56,488	42,201
Net earnings	34,957	41,004	36,717	27,431
Earnings per share — basic	0.38	0.43	0.39	0.29
Earnings per share — diluted	0.37	0.43	0.38	0.28

Average shares outstanding:
Basic	93,116	94,695	94,646	95,378
Diluted	94,136	96,273	96,499	97,477

Common stock prices:
High	$29.85	$40.50	$40.00	$43.66
Low	21.40	22.00	24.63	25.50

            The Company’s common stock is traded on the New York Stock Exchange. There were 3,042 shareholders of record at June 22, 2002. The market prices quoted above are the composite daily high and low prices reported by The Wall Street Journal rounded to full cents per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

            The information required by this item regarding directors is included under “Election of Directors” and “Information Regarding the Board of Directors and Its Committees” of the Company’s Proxy Statement dated August 20, 2002.

            The information required by this item regarding executive officers is contained under “Executive Officers of the Company” in Item 1 of Part I hereof.

            The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement dated August 20, 2002.

Item 11.	Executive Compensation.

            The information required by this item is included under “Director Compensation” and under “Executive Compensation” of the Company’s Proxy Statement dated August 20, 2002.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

            The information required by this item is included under “Election of Directors” under “Security Ownership of Certain Beneficial Owners” and under “Security Ownership of Management” of the Company’s Proxy Statement dated August 20, 2002.

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

Schedule II — Valuation and Qualifying Accounts	Page 58

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

              (3)   Exhibits:

(3)	(i)	Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3(i) filed August 2, 2001, SEC File No. 1-4837.
	(ii)	Bylaws of the Company, as amended.
(4)	(i)	Indenture dated as of November 16, 1987, as amended by First Supplemental Indenture dated as of July 13, 1993, covering the registrant’s 7-1/2% notes due August 1, 2003. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K filed August 22, 1990, SEC File No. 1-4837.
	(ii)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.
	(iii)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 1-4837.
(10)	+(i)	1982 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-K filed August 23, 1989, SEC File No. 1-4837.
	+(ii)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 1-4837.
	+(iii)	Restated Annual Performance Incentive Plan.
	+(iv)	Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed December 21, 1984, SEC File No. 1-4837.
	+(v)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit (10)(v) of Form 10-K filed August 22, 1996, SEC File No. 1-4837.
	+(vi)	Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 20, 1993, SEC File No. 1-4837.
	+(vii)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills. Incorporated by reference to Exhibit 10(ix) of Form 10-K405 filed August 2, 2001, SEC File No. 1-4837.
	+(viii)	Form of Executive Severance Agreement entered into between the Company and its other named officers. Incorporated by reference to Exhibit 10(viii) of Form 10-K405 filed August 2, 2001, SEC File No. 1-4837.

	+(ix)	Separation Agreement between Jerome J. Meyer and the Company dated October 23, 2000. Incorporated by reference to Exhibit 10(ix) of Form 10-K405 filed August 2, 2001, SEC File No. 1-4837.
	+(x)	2001 Non-Employee Directors Compensation Plan. Incorporated by reference to Exhibit 10 of Form 10-Q filed October 1, 2001, SEC File No. 1-4837.
	+(xi)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 1-4837.
	+(xii)	Deferred Compensation Plan dated May 27, 2001. Incorporated by reference to Exhibit 10(xiv) of Form 10-K405 filed August 2, 2001, SEC File No. 1-4837.
	+(xiii)	Stock Deferral Plan dated May 27, 2001. Incorporated by reference to Exhibit 10(xv) of Form 10-K405 filed August 2, 2001, SEC File No. 1-4837.
	+(xiv)	Executive Compensatory Arrangement.
(21)		Subsidiaries of the registrant.
(23)		Independent Auditors’ Consent.
(24)		Powers of Attorney.

______________

+	Compensatory Plan or Arrangement

            (b)   No reports on Form 8-K have been filed during the last quarter of the period covered by this Report.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKTRONIX, INC.
By:	/s/ COLIN L. SLADE

Colin L. Slade, Senior Vice President and Chief Financial Officer

Dated: August 12, 2002

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/S/ RICHARD H. WILLS* Richard H. Wills	Chairman of the Board, President, and Chief Executive Officer	August 12, 2002

/S/ COLIN L. SLADE Colin L. Slade	Senior Vice President and Chief Financial Officer, Principal Financial and Accounting Officer	August 12, 2002

/S/ PAULINE LO ALKER* Pauline Lo Alker	Director	August 12, 2002

/S/ A. GARY AMES* A. Gary Ames	Director	August 12, 2002

/S/ GERRY B. CAMERON* Gerry B. Cameron	Director	August 12, 2002

/S/ D. CAMPBELL* David N. Campbell	Director	August 12, 2002

/S/ PAUL C. ELY, JR.* Paul C. Ely, Jr.	Director	August 12, 2002

/S/ FRANK C. GILL* Frank C. Gill	Director	August 12, 2002

/S/ MERRILL A. MCPEAK* Merrill A. McPeak	Director	August 12, 2002

/S/ J. J. MEYER* Jerome J. Meyer	Director	August 12, 2002

*By /s/ JAMES F. DALTON James F. Dalton as attorney-in-fact		August 12, 2002

Tektronix, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
For the years ended May 27, 2000, May 26, 2001 and May 25, 2002
(Dollars in Thousands)

Description	Beginning balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance

2000:
Allowance for doubtful accounts	$2,665	$13,042	$—	$10,798	$4,909
Deferred tax assets valuation allowance	2,600	—	—	—	2,600
2001:
Allowance for doubtful accounts	$4,909	$12,636	$—	$12,972	$4,573
Deferred tax assets valuation allowance	2,600	27,884	—	—	30,484
2002:
Allowance for doubtful accounts	$4,573	$3,495	$—	$3,021	$5,047
Deferred tax assets valuation allowance	30,484	319	—	—	30,803

EXHIBIT INDEX

Exhibit No.		Exhibit Description
(3)	(i)	Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3(i) filed August 2, 2001, SEC File No. 1-4837.

	(ii)	Bylaws of the Company, as amended.

(4)	(i)	Indenture dated as of November 16, 1987, as amended by First Supplemental Indenture dated as of July 13, 1993, covering the registrant’s 7-1/2% notes due August 1, 2003. Indenture incorporated by reference to Exhibit 4(i) of Form 10-K filed August 22, 1990, SEC File No. 1-4837.

	(ii)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

	(iii)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 1-4837.

(10)	+(i)	1982 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-K filed August 23, 1989, SEC File No. 1-4837.

	+(ii)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 1-4837.

	+(iii)	Restated Annual Performance Incentive Plan.

	+(iv)	Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed December 21, 1984, SEC File No. 1-4837.

	+(v)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit (10)(v) of Form 10-K filed August 22, 1996, SEC File No. 1-4837.

	+(vi)	Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 20, 1993, SEC File No. 1-4837.

	+(vii)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills. Incorporated by reference to Exhibit 10(ix) of Form 10-K405 filed August 2, 2001, SEC File No. 1-4837.

	+(viii)	Form of Executive Severance Agreement entered into between the Company and its other named officers. Incorporated by reference to Exhibit 10(viii) of Form 10-K405 filed August 2, 2001, SEC File No. 1-4837.

	+(ix)	Separation Agreement between Jerome J. Meyer and the Company dated October 23, 2000. Incorporated by reference to Exhibit 10(ix) of Form 10-K405 filed August 2, 2001, SEC File No. 1-4837.

	+(x)	2001 Non-Employee Directors Compensation Plan. Incorporated by reference to Exhibit 10 of Form 10-Q filed October 1, 2001, SEC File No. 1-4837.

	+(xi)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 1-4837.

	+(xii)	Deferred Compensation Plan dated May 27, 2001. Incorporated by reference to Exhibit 10(xiv) of Form 10-K405 filed August 2, 2001, SEC File No. 1-4837.

	+(xiii)	Stock Deferral Plan dated May 27, 2001. Incorporated by reference to Exhibit 10(xv) of Form 10-K405 filed August 2, 2001, SEC File No. 1-4837.

	+(xiv)	Executive Compensatory Arrangement.

(21)		Subsidiaries of the registrant.

(23)		Independent Auditors’ Consent.

(24)		Powers of Attorney.

______________

+	Compensatory Plan or Arrangement