Form 10-Q
period 2002-08-31
TEKTRONIX INC
filed 2002-10-04
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended August 31, 2002, or,

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

(503) 627-7111
Registrant’s telephone number, including area code

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

AT SEPTEMBER 28, 2002 THERE WERE 86,989,970 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES

SIGNATURE AND CERTIFICATIONS	23

Part I

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter ended

(In thousands, except per share amounts)	Aug. 31, 2002	Aug. 25, 2001

Net sales	$206,304	$216,582
Cost of sales	104,708	108,344

Gross profit	101,596	108,238
Research and development expenses	26,323	34,166
Selling, general and administrative expenses	58,057	57,251
Equity in business ventures’ loss	1,453	982
Business realignment costs	9,565	7,928
(Gain) loss on disposal of fixed assets	(15)	390

Operating income	6,213	7,521
Interest income	7,545	10,068
Interest expense	(2,063)	(2,690)
Other expense, net	(497)	(3,630)

Income before taxes	11,198	11,269
Income tax (benefit) expense	(8,581)	3,944

Income from continuing operations	19,779	7,325
Discontinued operations:
Gain on sale of Color Printing and Imaging (less applicable income tax expense of $504)	—	937

Net earnings	$19,779	$8,262

Net earnings per share – basic and diluted	$0.22	$0.09
Income per share from continuing operations – basic and diluted	0.22	0.08
Income per share from discontinued operations – basic and diluted	—	0.01
Weighted average shares outstanding – basic	89,474	92,040
Weighted average shares outstanding – diluted	89,808	92,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	Aug. 31, 2002	May 25, 2002

ASSETS
Current assets:
Cash and cash equivalents	$108,249	$262,994
Short-term marketable investments	196,609	193,644
Trade accounts receivable, net of allowance for doubtful accounts of $4,949 and $5,047, respectively	98,027	100,325
Inventories	113,188	125,086
Other current assets	70,489	65,107

Total current assets	586,562	747,156
Property, plant and equipment, net	137,686	143,251
Long-term marketable investments	380,050	301,104
Deferred tax assets	60,455	64,522
Other long-term assets	117,530	128,156

Total assets	$1,282,283	$1,384,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$136,955	$155,953
Accrued compensation	50,869	57,562
Current portion of long-term debt	57,314	41,765
Deferred revenue	18,126	18,103

Total current liabilities	263,264	273,383
Long-term debt	—	57,302
Other long-term liabilities	112,301	126,348
Shareholders’ equity:
Common stock, no par value (authorized 400,000 shares; issued and outstanding 88,039 at August 31, 2002 and 90,509 at May 25, 2002)	227,333	231,035
Retained earnings	751,379	774,282
Accumulated other comprehensive loss	(71,994)	(78,161)

Total shareholders’ equity	906,718	927,156

Total liabilities and shareholders’ equity	$1,282,283	$1,384,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter ended

(In thousands)	Aug. 31, 2002	Aug. 25, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$19,779	$8,262
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Pre-tax gain on the sale of Color Printing and Imaging	—	(1,441)
Depreciation and amortization expense	9,133	10,186
Asset impairments	8,270	—
Tax benefit of option exercises	29	—
(Gain) loss on the disposition/impairment of fixed assets	(15)	654
(Gain) loss on the disposition of marketable equity securities	(398)	1,327
Bad debt expense	77	237
Deferred income tax benefit	(1,298)	(4,460)
Equity in business ventures’ loss	1,453	982
Changes in operating assets and liabilities:
Accounts receivable	2,221	46,659
Inventories	11,898	(2,566)
Other current assets	(3,943)	2,327
Accounts payable	(18,998)	(51,286)
Accrued compensation	(6,693)	(48,792)
Deferred revenue	24	2,476
Other long-term assets and liabilities, net	(8,934)	2,586

Net cash provided by (used in) operating activities	12,605	(32,849)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(2,720)	(6,780)
Proceeds from the disposition of fixed assets	513	235
Net (purchases) sales of short-term marketable investments	(3,390)	103,496
Net (purchases) sales of long-term marketable investments	(73,616)	10,296

Net cash (used in) provided by investing activities	(79,213)	107,247

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(41,753)	(3,533)
Proceeds from employee stock plans	3,307	4,184
Repurchase of common stock	(49,691)	(4,801)

Net cash used in financing activities	(88,137)	(4,150)

Net (decrease) increase in cash and cash equivalents	(154,745)	70,248
Cash and cash equivalents at beginning of period	262,994	292,429

Cash and cash equivalents at end of period	$108,249	$362,677

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes (refunded) paid	$(6,479)	$7,933
Interest paid	3,973	4,705

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

2.     Financial Statement Presentation

            The condensed consolidated financial statements and notes thereto have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company’s percentage of earnings included in Equity in business ventures’ loss on the Condensed Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported earnings. The Company’s fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 2003 is 53 weeks, while fiscal year 2002 was 52 weeks. Due to this convention, the first quarter of fiscal year 2003 was 14 weeks compared to the first quarter of fiscal year 2002, which was 13 weeks.

            The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Actual results may differ from estimated amounts. Management believes that the condensed consolidated statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended May 25, 2002.

3.     Sale of Color Printing and Imaging

            On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”) to Xerox. The Company accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. The accrual for estimated liabilities related to the sale was $36.0 million as of August 31, 2002 and May 25, 2002. In the first quarter of fiscal year 2002, the Company recorded $1.4 million in Gain on sale of CPID as a result of settling certain indemnities related to the original sales transaction.

4.     Repurchase of Common Stock

            On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the first quarter of fiscal year 2003, the Company repurchased a total of 2.7 million shares for $49.7 million. As of August 31, 2002, the Company has repurchased a total of 11.0 million shares at an average price of $23.53 per share totaling $257.8 million under this authorization.

5.     Business Realignment Costs

            During the first quarter of fiscal year 2003, the Company incurred $9.6 million of business realignment costs including $8.3 million resulting from the impairment of an intangible asset and $1.5 million of severance resulting from actions to realign the Company’s cost structure. The intangible asset impairment relates to acquired Bluetooth technology and was impaired due to a lower than previously anticipated market potential. The impairment was determined using the present value of estimated cash flows related to the asset. The $1.5 million in severance related business realignment costs resulted from the termination of 37 employees. This was offset by reversals of $0.6 million relating to previously recorded business realignment costs. The Company also incurred $0.4 million in business realignment costs associated with the closure of certain facilities. These actions do not relate to the previously announced 2000 Plan or the 1999 Plan discussed below.

            As of August 31, 2002, the Company maintained liabilities of $4.8 million related to the severance expenses of 104 employees and $3.7 million related to the exit from certain operations for business realignment activities recorded in fiscal years 2002 and 2003.

       The 2000 Plan

            In the third quarter of fiscal year 2000, the Company announced and began to implement a series of actions (the “2000 Plan”) intended to consolidate worldwide operations and transition the Company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring products, resulting in a pre-tax charge of $64.8 million. As of August 31, 2002, the remaining accrued liabilities under the 2000 Plan totaled $1.0 million.

       The 1999 Plan

            In the second quarter of fiscal year 1999, the Company announced and began to implement a series of actions (the “1999 Plan”) intended to align the Company’s worldwide operations with market conditions and to improve the profitability of its operations, resulting in a pre-tax charge of $125.7 million. As of August 31, 2002, all actions under this Plan had been completed.

6.     Earnings Per Share

	Quarter ended

(In thousands except per share amounts)	Aug. 31, 2002	Aug. 25, 2001

Net earnings	$19,779	$8,262

Weighted average shares used for
basic earnings per share	89,474	92,040
Effect of dilutive stock options	334	775

Weighted average shares used for
dilutive earnings per share	89,808	92,815

Net earnings per share – basic	$0.22	$0.09
Net earnings per share – diluted	$0.22	$0.09

            Options to purchase an additional 7,107,806 and 2,671,211 shares of common stock were outstanding at August 31, 2002, and August 25, 2001, respectively, but were not included in the computation of diluted net earnings per share because their effect would be antidilutive.

7.     Marketable Investments

            The Company records its investments as available-for-sale securities which allows the Company to maximize the investment returns by reacting to fluctuations in interest rates. This requires the investments to be recorded at market value with the resulting gains and losses included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

            Short-term marketable investments held at August 31, 2002 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Commercial paper	$4,108	$—	$—	$4,108
Certificates of deposit	8,248	17	—	8,265
Corporate notes and bonds	76,116	771	—	76,887
Asset backed securities	68,855	—	(297)	68,558
Mortgage backed securities	2,554	—	(31)	2,523
Federal agency notes and bonds	36,159	109	—	36,268

Short-term marketable investments	$196,040	$897	$(328)	$196,609

            Short-term marketable investments held at May 25, 2002 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Commercial paper	$10,962	$—	$—	$10,962
Certificates of deposit	9,358	6	—	9,364
Corporate notes and bonds	87,056	1,099	(46)	88,109
Asset backed securities	65,841	234	(291)	65,784
Mortgage backed securities	4,555	—	(26)	4,529
Federal agency notes and bonds	14,878	18	—	14,896

Short-term marketable investments	$192,650	$1,357	$(363)	$193,644

            Long-term marketable investments held at August 31, 2002 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$69,251	$1,751	$—	$71,002
Asset backed securities	69,260	2,282	—	71,542
Mortgage backed securities	121,529	2,046	—	123,575
Federal agency notes and bonds	91,054	1,326	—	92,380
U.S. Treasuries	20,894	657	—	21,551

Long-term marketable investments	$371,988	$8,062	$—	$380,050

            Long-term marketable investments held at May 25, 2002 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$52,059	$951	$(10)	$53,000
Asset backed securities	48,929	663	(3)	49,589
Mortgage backed securities	90,510	665	(54)	91,121
Federal agency notes and bonds	85,891	519	(11)	86,399
U.S. Treasuries	20,984	15	(4)	20,995

Long-term marketable investments	$298,373	$2,813	$(82)	$301,104

            Investments in corporate equity securities are classified as available-for-sale and reported at fair market value on the Condensed Consolidated Balance Sheets and are included in Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains were as follows:

(In thousands)	Aug. 31, 2002	May 25, 2002

Unamortized cost basis of corporate equity securities	$4,378	$4,378
Gross unrealized holding gains	2,012	9,677

Fair value of corporate equity securities	$6,390	$14,055

8.     Inventories

            Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for obsolete or slow-moving items. Inventories consisted of the following:

(In thousands)	Aug. 31, 2002	May 25, 2002

Materials	$6,252	$5,446
Work in process	42,398	45,867
Finished goods	64,538	73,773

Inventories	$113,188	$125,086

9.     Property, Plant and Equipment

            Property, plant and equipment consisted of the following:

	Quarter ended

(In thousands)	Aug. 31, 2002	May 25, 2002

Land	$1,656	$1,656
Buildings	145,882	145,801
Machinery and equipment	252,121	260,011
Accumulated depreciation	(261,973)	(264,217)

Property, plant and equipment, net	$137,686	$143,251

10.     Comprehensive Income

            Comprehensive income and its components, net of tax, are as follows:

	Quarter ended

(In thousands)	Aug. 31, 2002	Aug. 25, 2001

Net earnings	$19,779	$8,262
Other comprehensive income:
Currency translation adjustment, net of taxes of $6,597 and $1,540, respectively	9,896	2,310
Unrealized (loss) gain on available-for-sale securities, net of taxes of ($1,104) and $1,200, respectively	(1,656)	1,532
Additional minimum pension liability, net of taxes of ($1,174) and zero, respectively	(2,073)	—

Total comprehensive income	$25,946	$12,104

            Accumulated other comprehensive loss consisted of the following:

(In thousands)	Foreign currency translation	Unrealized holding gains (losses) on available-for- sale securities	Additional minimum pension liability	Accumulated other comprehensive loss

Balance as of May 25, 2002	$5,424	$8,154	$(91,739)	$(78,161)
First quarter activity	9,896	(1,656)	(2,073)	6,167

Balance as of Aug. 31, 2002	$15,320	$6,498	$(93,812)	$(71,994)

11.     Business Segments

            The Company’s revenue is derived principally through the development and marketing of a range of test and measurement products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. Accordingly, the Company reports as a single Measurement segment. It is impractical to report net sales by product group.

	Quarter ended

(In thousands)	Aug. 31, 2002	Aug. 25, 2001

Consolidated net sales to external customers by region:
Americas
United States	$95,501	$118,950
Other Americas	5,350	9,279
Europe	42,908	42,256
Pacific	42,886	27,559
Japan	19,659	18,538

Net sales	$206,304	$216,582

12.     Recent Accounting Pronouncements

            In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal year 2003. The Company adopted the provisions of this statement, which did not have a material impact on the financial results of the Company, as of the beginning of the first quarter of fiscal year 2003.

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

13.     Subsequent Event

            During the third quarter of fiscal year 2002, the Company reached an agreement with Sony Corporation (“Sony”) to acquire Sony’s 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through a redemption of Sony’s shares for 8 billion Yen or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. Concurrent with the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. This facility, which includes certain financial covenants for this Japan subsidiary and the Company, expires September 29, 2006. This credit facility was utilized, in part, to fund a portion of the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix will be consolidated in the Company’s financial statements. Management of the Company believes it is not practicable to present a condensed balance sheet, purchased research and development assets if any, or purchase price allocation details at this time.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

            Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including cost reduction efforts related to the economic and technology downturn, settlement of potential claims, and the acquisition of Sony Corporation’s 50% interest in Sony/Tektronix Corporation, which prior to September 30, 2002 was equally owned by Sony Corporation and Tektronix. The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section at the end of this Management’s Discussion.

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

Recent Transaction

            During the third quarter of fiscal year 2002, the Company reached an agreement with Sony Corporation (“Sony”) to acquire Sony’s 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through a redemption of Sony’s shares for 8 billion Yen or approximately $ 65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. Concurrent with the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million. This credit facility was utilized, in part, to fund the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix will be consolidated in the Company’s financial statements.

Business Realignment Costs

            During the first quarter of fiscal year 2003, the Company incurred $9.6 million of business realignment costs including $8.3 million resulting from the impairment of an intangible asset and $1.5 million of severance resulting from actions to realign the Company’s cost structure. The intangible asset impairment relates to acquired Bluetooth technology and was impaired due to a lower than previously anticipated market potential. The impairment was determined using the present value of estimated cash flows related to the asset. The $1.5 million in severance related business realignment costs resulted from the termination of 37 employees. This was offset by reversals of $0.6 million relating to previously recorded business realignment costs. The Company also incurred $0.4 million in business realignment costs associated with the closure of certain facilities.

Critical Accounting Estimates

            Management has identified the Company’s “critical accounting estimates” which are those that are most important to the portrayal of the financial condition and operating results of the Company and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include contingent liabilities, intangible asset valuation, inventory valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax reserves.

       Contingent Liabilities

            The Company is subject to claims or litigation concerning patent infringement, environmental and employment issues, as well as settlement of liabilities related to prior dispositions of assets. As a result, liabilities have been established based upon management’s best estimate of the ultimate outcome of these contingent liabilities. The Company reviews the status of its litigation, indemnities and other contingencies on a regular basis and adjustments are made as information becomes available. As of August 31, 2002, the Company had $45.2 million recorded as contingent liabilities in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet.

            As a result of divestiture activities, the Company is subject to certain indemnities and other contingencies due to contractual obligations entered into at the time of these divestitures. Included in these liabilities is a reserve for contingent liabilities related to the sale of CPID to Xerox on January 1, 2000. As of August 31, 2002, the Company had $36.0 million recorded as a reserve for liabilities associated with the sale of CPID, which is included in the $45.2 million of total contingent liabilities noted above. The $36.0 million of reserves primarily relates to liabilities retained by the Company at the time of sale and contingent contractual indemnities.

            The Company continues to closely monitor the status of the CPID related contingent liabilities based on information received. The liability will be adjusted as settlements are completed or more information becomes available that will change the likely outcome. Changes to the estimate of liabilities or differences between these estimates and the ultimate amount of settlement will be recorded in Discontinued operations in the Condensed Consolidated Statement of Operations in the period such events occur.

            The remaining $9.2 million of contingent liabilities includes amounts related to environmental, patent infringement and employment issues, as well as liabilities related to other prior dispositions of assets.

       Intangible assets

            The Company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of August 31, 2002, the Company has $55.1 million of goodwill recorded in Other long-term assets on the Condensed Consolidated Balance Sheet.

            In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis as of the beginning of fiscal year 2002 with an update at the end of the second quarter ended November 24, 2001, and found no impairment. As required by the new rules, the Company will perform a similar review annually, or earlier if indicators of potential impairment exist. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

            For non-goodwill intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As of August 31, 2002, the Company had $7.2 million of non-goodwill intangible assets recorded in Other long-term assets, which includes patents and licenses for certain technology. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to impair these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

            During the quarter ended August 31, 2002, the Company impaired an intangible asset related to acquired Bluetooth technology resulting in an expense of $8.3 million, which is included in Business realignment costs in the Condensed Consolidated Statement of Operations.

       Inventories

            Inventories are stated at the lower of cost or market. Cost is determined based on currently-adjusted standard costs, which approximates actual cost on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in-process, finished goods and demonstration equipment of $113.2 million as of August 31, 2002. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items. These write-downs reduce the inventory value of these obsolete or slow-moving items to their net realizable value. Such estimates are difficult to make under current economic conditions. The write-down is based on current and forecasted demand and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. In addition, saturation of the used equipment market can negatively impact the net realizable value of the Company’s demonstration equipment. If actual market conditions are different than anticipated, Cost of sales in the Condensed Consolidated Statement of Operations may be different than expected in the period in which more information becomes available.

       Pension plan

            Benefit plans are a significant cost of doing business and yet represent obligations that will be settled far in the future and therefore are subject to certain estimates. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The accounting standards require that management make assumptions regarding such variables as the expected long-term rate of return on assets and the rate applied to determine service cost and interest cost to arrive at pension income and cost for the year. For the prior fiscal year ended May 25, 2002, the Company’s estimated long-term rate of return on plan assets was 9.6%. Management will continue to assess the expected long-term rate of return on plan assets assumption based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America, and will make adjustments to the assumption as appropriate. Pension income or expense is allocated to Cost of sales, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

       Income Taxes

            The Company is subject to taxation from federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment and is based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The Company believes that adequate liabilities have been established for any additional tax and interest that may be assessed. The liabilities are frequently reviewed for their adequacy. As of August 31, 2002, the Company was subject to income tax audits for fiscal years 1998 through 2002. Included in these years subject to audit are the sales of the Color Printing and Imaging Division and the Video and Networking Division which were complex transactions from a tax perspective. The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax (benefit) expense in the Condensed Consolidated Statement of Operations in the period of the event.

            Subsequent to August 31, 2002, the Company negotiated a settlement with the United States Internal Revenue Service (“IRS”) with respect to their audit of the fiscal years 1998 through 2000. As a result of the audits settled and the current audit activity in progress, the Company revised its estimated liability for income taxes as of August 31, 2002. The revision resulted in a $12.5 million net reduction of previously estimated liabilities. This had the effect of reducing Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet and decreased the Income tax expense on the Condensed Consolidated Statement of Operations. With the completion of the IRS audit for fiscal years 1998 through 2000, the Company’s open years for United States federal purposes are now 2001 and 2002. As of August 31, 2002, the Company maintains estimated liabilities for open IRS and other taxing jurisdiction assessments, as discussed above. The settlement of additional open audits or changes in other circumstances could result in further material adjustment to the estimated liability and the associated tax expense in the period in which such events occur.

            Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of August 31, 2002, the Company had established a valuation allowance against various deferred tax assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets.

First Quarter Fiscal Year 2003 Compared to First Quarter Fiscal Year 2002

       Economic Conditions

            Beginning in fiscal year 2001 and continuing during fiscal year 2002, economic conditions have had a negative impact on many markets into which the Company sells products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. Capital spending within these industries, the area that most impacts the Company, declined significantly in fiscal year 2002. The telecommunications and optical industries experienced the most substantial downturns during fiscal year 2002. These conditions adversely impacted the Company throughout fiscal year 2002, and have continued into fiscal year 2003. In response to the reduced level of orders and associated sales, the Company incurred business realignment costs of $27.0 million during fiscal year 2002. These costs were incurred in an effort to reduce fixed costs in future periods by reducing headcount and restructuring operations in certain foreign and domestic locations. During the first quarter of fiscal year 2003, the Company incurred business realignment costs of $9.6 million, as discussed above. Management of the Company is unable to predict the ultimate severity and duration of the recent economic conditions or their impact on the Company.

       Product Orders

            Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. Consolidated product orders for the first quarter of fiscal year 2003 were $194.9 million, an increase of $30.3 million or 18% from product orders of $164.6 million in the first quarter of fiscal year 2002. These increases were primarily due to an extra week of operations in the current quarter as the Company’s first quarter of fiscal year 2003 has 14 weeks as compared to 13 weeks in the first quarter of the prior year, unusually high order cancellations in the first quarter of the prior year in response to declining economic conditions, and strong customer response to new product introductions.

            The Americas and Japan experienced the largest increases in orders. Orders from the Americas were $90.2 million, an increase of $20.5 million or 29% from the first quarter of the prior year which was primarily due to the United States, which increased to $84.3 million, or 35%, from $62.6 million in the prior year. Growth in the United States as compared with the prior year is primarily attributable to abnormally high cancellations in this geography in the prior year, which have subsequently returned to levels more consistent with historical averages. Orders from Japan were $22.7 million, an increase of $8.1 million or 55% from the first quarter fiscal year 2002 orders primarily due to the timing of orders within the fiscal year and a large one-time order in the first quarter of fiscal year 2003. In addition, orders from the Pacific, excluding Japan, were $43.7 million, up $6.4 million or 17% from the first quarter of the prior year. Orders from Europe declined to $38.3 million, a decrease of $4.7 million or 11% from the first quarter of fiscal year 2002.

       Net Sales

            Consolidated net sales of $206.3 million for the first quarter of fiscal year 2003 decreased $10.3 million or 5% from the first quarter of fiscal year 2002 net sales of $216.6 million. This decrease is primarily due to strong sales in the first quarter of the prior year as the Company reduced backlog significantly during that period.

            The Americas experienced sales declines with net sales of $100.9 million, down $27.3 million or 21% from net sales of $128.2 million in the first quarter of the prior year, which was primarily due to the United States, which declined $23.4 million or 20% to $95.5 million of net sales in the first quarter of the current year. All other geographies experienced increases in net sales. The largest increase was from the Pacific with net sales of $42.9 million, up $15.3 million or 56% from net sales of $27.6 million during the same quarter in the prior year. Net sales from Japan were $19.7 million, up $1.2 million or 6% from net sales of $18.5 million during the first quarter of fiscal year 2002. Net sales from Europe were $42.9 million, up $0.6 million or 2% from net sales of $42.3 million in the same quarter of the prior year.

       Gross Profit and Gross Margin

            Consolidated gross profit was $101.6 million for the first quarter of fiscal year 2003, a decrease of 6% from gross profit of $108.2 million for the first quarter of fiscal year 2002. This decrease was primarily due to the lower sales in the current quarter. In addition, gross margin for the first quarter of fiscal year 2003 was 49%, a slight decrease from 50% for the same quarter in the prior year. These decreases in gross profit and gross margin are attributable to slightly higher sales discounts in the current year and certain fixed costs being spread over a lower relative sales base.

       Operating Expenses

            For the first quarter of fiscal year 2003, operating expenses were $95.4 million, a decrease of $5.3 million from $100.7 million for the first quarter of fiscal year 2002. This resulted in operating income of $6.2 million, or 3% of net sales during the first quarter of the current year, compared with operating income of $7.5 million, or 3% of net sales in the same quarter of the prior year.

            Research and development expenses were $26.3 million during the first quarter of fiscal year 2003, a decrease of $7.9 million from $34.2 million in the same quarter in the prior year. As a percentage of net sales, research and development expenses decreased to 13% in the first quarter of the current year from 16% a year ago. These decreases are the net result of higher spending related to new product launches in the first quarter of fiscal year 2002 partially offset by an extra week of operations in the current quarter.

            Selling, general and administrative expenses were $58.1 million or 28% of net sales for the first quarter of fiscal year 2003, an increase of $0.8 million from $57.3 million, or 26% of net sales for the prior year. The increase was primarily due to higher labor related spending as a result of the extra week of operations included in the current quarter as well as a lower level of Company mandated shutdown activity as compared to shutdown activity in the prior year comparable quarter, offset by the positive impact of cost reduction actions taken during fiscal year 2002 and the first quarter of fiscal year 2003.

            Equity in business ventures’ loss was $1.5 million for the first quarter of fiscal year 2003, compared with equity losses of $1.0 million in the same quarter a year ago. The loss is primarily the result of further weakening in the Japanese economy and its impact on the financial performance of Sony/Tektronix Corporation, in which the Company had a 50% equity ownership as of August 31, 2002.

            Business realignment costs of $9.6 million were incurred for the first quarter of fiscal year 2003 as compared with $7.9 million in the prior year. The $9.6 million of costs in the current quarter included $8.3 million of an impairment of acquired Bluetooth technology, $1.5 million of severance related costs, offset by $0.6 million of reversals related to previously recorded business realignment costs. The Company also incurred $0.4 million in business realignment costs associated with the closure of certain facilities. The $7.9 million of costs in the prior year were primarily severance related costs intended to better align operating expense levels with lower sales levels. See the Business Realignment Costs section of the Management’s Discussion and Analysis for further information on these charges.

       Non-Operating Income / Expense

            Interest expense was $2.1 million for the first quarter of fiscal year 2003, as compared with $2.7 million in the same quarter of the prior year. The decrease in interest expense is due to a reduction in the average balance of outstanding debt due to the Company’s retirement of outstanding long-term debt throughout the prior year and the extinguishment of $41.8 million of long-term debt at the scheduled payment date of August 15, 2002.

            Interest income was $7.5 million in the first quarter of fiscal year 2003 as compared with $10.1 million in the same quarter a year ago. The decrease in interest income can be primarily attributed to lower returns on investments in the first quarter of fiscal year 2003 as compared to investment returns in the same period of fiscal year 2002 due to decreases in interest rates and to a lesser degree, a lower average balance of cash and marketable investments during the comparative periods.

            Other expense, net was $0.5 million in the first quarter of fiscal year 2003 as compared with $3.6 million in the prior year. This includes items such as foreign currency translation and other miscellaneous fees and expenses. The decrease from the prior year is primarily due to the positive impact of foreign currency translation experienced in the quarter ended August 31, 2002.

       Income Taxes

            Income tax (benefit) expense from continuing operations was a benefit of $8.6 million for the first quarter of fiscal year 2003 and expense of $3.9 million for the same quarter of fiscal year 2002. The benefit in fiscal year 2003 was comprised of a $12.5 million income tax benefit resulting from the settlement of the IRS audit of the Company’s fiscal years 1998, 1999 and 2000, offset in part by income tax expense on earnings of $3.9 million. The effective tax rate in both periods, excluding the IRS settlements, was 35%.

       Net Earnings

            The Company recognized consolidated net earnings of $19.8 million for the quarter ended August 31, 2002, up from $8.3 million for the quarter ended August 25, 2001. This increase was primarily due to the $12.5 million tax benefit discussed in the Income Taxes section above.

       Earnings Per Share

            For the quarter ended August 31, 2002, the Company recognized $0.22 net earnings per basic and diluted share. For the quarter ended August 25, 2001, the Company recognized basic and diluted earnings per share of $0.09. The increase in earnings per share is a result of increased net earnings discussed above and a decrease in the weighted average basic and diluted shares outstanding due to share repurchases.

Financial Condition, Liquidity and Capital Resources

       Financial Condition

            At August 31, 2002, the Company’s working capital was $323.3 million, a decrease of $150.5 million from the end of fiscal year 2002. Current assets decreased $160.6 million primarily due to a decrease in cash and cash equivalents as the Company converted $78.9 million of its cash and cash equivalents to long-term marketable investments. In addition, the Company extinguished $41.8 million of debt at its due date in August 2002 and repurchased $49.7 million of its common stock. These decreases were partially offset by $12.6 million in cash provided by operations. Inventories decreased $11.9 million to $113.2 million as a result of the Company’s on-going efforts to reduce levels of demonstration equipment, improve inventory turns, and to a lesser extent, inventory write-offs incurred during the first quarter. Current liabilities decreased $10.1 million in the first quarter ended August 31, 2002 as a result of decreases in accounts payable due to a reduction in the taxes payable and relatively lower operating expenses during the period. Accrued compensation decreased in the first quarter of 2003 due to the payment of incentive compensation earned in the prior year. These decreases were partially offset by a $15.5 million increase in Current portion of long-term debt, which reflects the $57.3 million August 2003 maturity of the Company’s debt reduced by the $41.8 million payment of debt on August 15, 2002.

            Property, plant and equipment, net, decreased $5.6 million during the first quarter of fiscal year 2003 to $137.7 million. The decrease was due mainly to $8.3 million of depreciation expense during the quarter. This decrease was partially offset by approximately $2.7 million in capital expenditures during the same period.

            The Company funded the pension plan with $15.0 million during the quarter ended August 31, 2002 based on an agreement with the Pension Benefit Guaranty Company. This funding reduced Other long-term liabilities on the Condensed Consolidated Balance Sheet.

            On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. During the first quarter of fiscal year 2003, the Company repurchased a total of 2.7 million shares for $49.7 million. As of August 31, 2002, the Company has repurchased a total of 11.0 million shares at an average price of $23.53 per share totaling $257.8 million under this authorization. The Company will continue to repurchase shares under this authorization when deemed economically beneficial.

       Liquidity and Capital Resources

            As of August 31, 2002, the Company held $684.9 million in cash and cash equivalents and marketable investments excluding corporate equity securities, a decrease of $72.8 million from the balance of $757.7 million at May 25, 2002. Activity during the first quarter of fiscal year 2003 included the repurchase of common stock, the extinguishment of debt and the funding of the pension plan. These uses of cash were offset by net earnings and other positive operating cash flows.

            At August 31, 2003, the Company maintained unsecured bank credit facilities totaling $72.6 million, of which $70.9 million was unused.

            During the third quarter of fiscal year 2002, the Company reached an agreement with Sony to acquire Sony’s 50% interest in Sony/Tektronix through a redemption of Sony’s shares for 8 billion Yen or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. Concurrent with the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. This facility, which includes certain financial covenants for this Japan subsidiary and the Company, expires September 29, 2006. This credit facility was utilized, in part, to fund a portion of the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix will be consolidated in the Company’s financial statements.

            Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations through fiscal year 2003.

Recent Accounting Pronouncements

            In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal year 2003. The Company adopted the provisions of this statement, which did not have a material impact on the financial results of the Company, as of the beginning of the first quarter of fiscal year 2003.

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

Risks and Uncertainties

            Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” at the beginning of this Item 2.

       Market Risk and Cyclical Downturns in the Markets in Which Tektronix Competes

            Tektronix’ business depends on capital expenditures of manufacturers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment, including test and measurement equipment manufactured and marketed by Tektronix. In particular, the telecommunications industry, including but not limited to the optical segment, have experienced a more dramatic decline than other industries. In addition, the severity and length of the downturn may also affect overall access to capital which could adversely affect the Company’s customers across many industries. During periods of reduced and declining demand, Tektronix may need to rapidly align its cost structure with prevailing market conditions while at the same time motivating and retaining key employees. As discussed above in this Item 2, the Company’s sales and orders have been affected by the current downturn in its markets. The ultimate severity of this downturn, and how long it will last, is unknown. No assurance can be given that Tektronix’ net sales and operating results will not be further adversely impacted by the current or any future downturns or slowdowns in the rate of capital investment in these industries.

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

       Sony/Tektronix Corporation Acquisition

            Acquisition of Sony Corporation’s 50% interest in Sony/Tektronix Corporation was completed at the end of September 2002. Upon completion of the transaction, the Company’s ownership of Sony/Tektronix increased from 50% to 100%, and the Company is now exposed to a greater financial impact from Sony/Tektronix operations. The acquisition will likely negatively impact the Company’s results of operations during fiscal year 2003. In addition, operation of Sony/Tektronix as a wholly owned business will involve additional risks, including integration risks, the risks of doing business as a foreign owner in Japan and risks related to the economic environment in Japan.

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

            The Company maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates would decrease the value of certain of these investments. A 10% adverse change in interest rates would reduce the market value by $2.5 million, which would be reflected in Other comprehensive loss on the Condensed Consolidated Balance Sheets until sold.

            At August 31, 2002, the Company’s debt obligation had a fixed interest rate. The fair value of this debt instrument at August 31, 2002 was $59.3 million compared to the carrying value of $57.3 million. A hypothetical 10% adverse change in interest rates would have a $0.1 million negative impact on the fair value which would not be reflected in the Company’s financial statements.

            The Company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation and other companies. The Company has not entered into any hedging programs to mitigate equity price risk. In management’s opinion, an adverse change of 20% in the value of these securities would reduce the market value by $1.3 million, which would be reflected in Other comprehensive loss on the Condensed Consolidated Balance Sheets until sold.

            The Company is exposed to foreign currency exchange rate risk primarily through transactions and commitments denominated in foreign currencies. The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. The Company’s policy is to only enter into derivative transactions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. The potential loss in fair value at August 31, 2002, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $2.6 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 4.	Controls and Procedures

            (a)  Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective and designed to ensure that material information relating to the Company and the Company’s consolidated subsidiaries would be made known to them by others within those entities.

            (b)  Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the Evaluation Date.

Part II     OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

            At the Company’s annual meeting of shareholders on September 26, 2002, the shareholders voted on the election of three directors to the Company’s board of directors. Pauline Lo Alker, A. Gary Ames, and Frank C. Gill were elected to serve three-year terms ending at the 2005 annual meeting of shareholders. The voting for each director was as follows:

	FOR	WITHHELD

Pauline Lo Alker	70,164,761	11,935,682
A. Gary Ames	67,935,899	14,164,544
Frank C. Gill	70,130,299	11,970,144

            The term of office of the Company’s other directors continued after the 2002 annual meeting of shareholders, as follows: Gerry B. Cameron and Jerome J. Meyer until the 2003 annual meeting of shareholders; and David N. Campbell, Merrill A. McPeak and Richard H. Wills until the 2004 annual meeting of shareholders.

            At the meeting, the shareholders also voted to approve the Company’s 2002 Stock Incentive Plan. The number of shares voted for approval of the 2002 Stock Incentive Plan was 48,113,033, the number voted against approval was 25,092,287, the number abstaining was 1,299,776 and there were 7,595,347 broker non-votes. A copy of the 2002 Stock Incentive Plan is filed herewith as an exhibit.

Item 6.	Exhibits and Reports on Form 8-K

              (a)   Exhibits

                (10)   2002 Stock Incentive Plan, as amended (Compensatory Plan or Arrangement)

                (99.1)   Certification of Richard H. Wills

                (99.2)   Certification of Colin L. Slade

              (b)   Reports on Form 8-K

      Tektronix filed a report on Form 8-K on August 12, 2002 with respect to the Statement under Oath of the Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings (reported under Item 9 of Form 8-K).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 4, 2002	TEKTRONIX, INC.
	By:	/s/ COLIN SLADE

Colin Slade
Senior Vice President and Chief Financial Officer

I, Richard H. Wills, President and Chief Executive Officer of the Company, certify that:

            1.   I have reviewed this quarterly report on Form 10-Q of Tektronix, Inc.;

            2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

            6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 4, 2002
/s/ RICHARD H. WILLS

Richard H. Wills
President and Chief Executive Officer

I, Colin L. Slade, Senior Vice President and Chief Financial Officer, certify that:

            1.   I have reviewed this quarterly report on Form 10-Q of Tektronix, Inc.;

            2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

    c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

    a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

    b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

            6.   The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 4, 2002
/s/ COLIN L. SLADE

Colin L. Slade
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description

(10)	2002 Stock Incentive Plan, as amended (Compensatory Plan or Arrangement)

(99.1)	Certification of Richard H. Wills

(99.2)	Certification of Colin L. Slade