Form 10-Q
period 2002-11-30
TEKTRONIX INC
filed 2002-12-26
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended November 30, 2002, or,

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|   No |_|

AT NOVEMBER 30, 2002 THERE WERE 86,937,572 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES

INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations (Unaudited) -	2
	for the Quarter ended November 30, 2002
	and the Quarter ended November 24, 2001

	for the Two Quarters ended November 30, 2002
	and the Two Quarters ended November 24, 2001

	Condensed Consolidated Balance Sheets (Unaudited) -	3
	November 30, 2002 and May 25, 2002

	Condensed Consolidated Statements of Cash Flows (Unaudited) -	4
	for the Two Quarters ended November 30, 2002
	and the Two Quarters ended November 24, 2001

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial	14
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	29

SIGNATURE AND CERTIFICATIONS		30

Part I

Item 1.     Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)

Quarter ended			Two Quarters ended
(in thousands, except per share amounts)	Nov. 30, 2002	Nov. 24, 2001	Nov. 30, 2002	Nov. 24, 2001

Net sales	$204,580	$207,578	$405,944	$415,262
Cost of sales	103,513	104,481	205,157	208,616

Gross profit	101,067	103,097	200,787	206,646
Research and development expenses	25,090	29,958	49,962	62,166
Selling, general and administrative expenses	63,826	59,274	120,162	114,084
Equity in business ventures’ loss	1,440	623	2,893	1,605
Business realignment costs	3,259	4,444	12,824	12,372
Acquisition related costs	1,832	-	1,832	-
(Gain) loss on disposal of fixed assets	(492)	3,441	(507)	3,831

Operating income	6,112	5,357	13,621	12,588
Interest income	7,327	8,530	14,865	18,598
Interest expense	(1,276)	(2,624)	(3,339)	(5,314)
Other (expense) income, net	(1,541)	48	(2,032)	(3,582)

Income before taxes	10,622	11,311	23,115	22,290
Income tax (benefit) expense	3,718	3,959	(4,410)	7,801

Income from continuing operations	6,904	7,352	27,525	14,489
Discontinued operations:
Loss on sale of VideoTele.com (less applicable income
tax benefit of $210)	(390)	-	(390)	-
(Loss) earnings from operations of VideoTele.com (less
applicable income tax (benefit) expense of ($960),
$311, ($1,413) and $412)	(1,782)	577	(2,624)	765
Gain on sale of Color Printing and Imaging
(less applicable income tax expense of $504)	-	-	-	937

Net earnings	$4,732	$7,929	$24,511	$16,191

Net earnings per share – basic and diluted	$0.05	$0.09	$0.28	$0.18
Income per share from continuing operations
– basic and diluted	0.08	0.08	0.31	0.16
(Loss) earnings per share from discontinued
operations – basic and diluted	(0.02)	0.01	(0.03)	0.02
Weighted average shares outstanding – basic	87,127	91,531	88,343	91,786
Weighted average shares outstanding – diluted	87,335	91,969	88,625	92,437

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	Nov. 30, 2002	May 25, 2002

ASSETS
Current assets:
Cash and cash equivalents	$170,241	$261,301
Short-term marketable investments	171,369	193,644
Trade accounts receivable, net of allowance for
doubtful accounts of $4,946 and $5,058, respectively	103,915	96,265
Inventories	112,814	121,566
Assets of discontinued operations	-	14,433
Other current assets	72,020	62,757

Total current assets	630,359	749,966

Property, plant and equipment, net	164,039	140,448
Long-term marketable investments	371,440	301,104
Deferred tax assets	89,433	64,522
Other long-term assets	139,599	128,149

Total assets	$1,394,870	$1,384,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$140,037	$154,300
Accrued compensation	59,258	57,152
Current portion of long-term debt	57,675	41,765
Deferred revenue	16,454	16,826
Liabilities of discontinued operations	-	3,425

Total current liabilities	273,424	273,468

Long-term debt	54,063	57,302
Other long-term liabilities	176,981	126,226

Shareholders’ equity:
Common stock, no par value (authorized 400,000
shares; issued and outstanding 86,938 at November 30,
2002 and 90,509 at May 25, 2002)	224,834	231,035
Retained earnings	739,448	774,282
Accumulated other comprehensive loss	(73,880)	(78,124)

Total shareholders’ equity	890,402	927,193

Total liabilities and shareholders’ equity	$1,394,870	$1,384,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

Two Quarters ended
(In thousands)	Nov. 30, 2002	Nov. 24, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$24,511	$16,191
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Gain on the sale of Color Printing and Imaging	-	(937)
Loss on the sale of VideoTele.com	390	-
Loss (earnings) from discontinued operations	2,624	(765)
Depreciation and amortization expense	17,803	20,131
Loss on the disposition/impairment of assets	8,597	3,831
Loss on the disposition of marketable equity securities	-	1,327
Bad debt expense	86	858
Deferred income tax (expense) benefit	(3,615)	1,071
Equity in business ventures’ loss	2,893	1,605
Changes in operating assets and liabilities:
Accounts receivable	15,597	38,910
Inventories	24,228	7,076
Other current assets	(2,235)	(267)
Accounts payable	(36,284)	(67,625)
Accrued compensation	(2,965)	(45,033)
Deferred revenue	(372)	1,758
Other long-term assets and liabilities, net	(17,458)	16,276

Net cash provided by (used in) continuing operating activities	33,800	(5,593)
Net cash provided by discontinued operating activities	693	4,466

Net cash provided by (used in) operating activities	34,493	(1,127)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Sony/Tektronix acquisition	23,915	-
Acquisition of property, plant and equipment	(7,837)	(10,144)
Proceeds from the disposition of fixed assets	6,075	912
Net sales of short-term marketable investments	23,317	102,531
Net purchases of long-term marketable investments	(63,723)	(59,956)

Net cash (used in) provided by investing activities	(18,253)	33,343
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	-	30
Repayment of long-term debt	(41,754)	(3,568)
Proceeds from employee stock plans	3,773	4,975
Repurchase of common stock	(69,319)	(20,644)

Net cash used in financing activities	(107,300)	(19,207)
Net (decrease) increase in cash and cash equivalents	(91,060)	13,009
Cash and cash equivalents at beginning of period	261,301	287,268

Cash and cash equivalents at end of period	$170,241	$300,277

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes (refunded) paid	$(4,843)	$6,784
Interest paid	4,107	4,772
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired from Sony/Tektronix (excluding cash received)	159,308	-
Assumption of long-term debt from Sony/Tektronix acquisition	53,506	-
Assumption of other liabilities from Sony/Tektronix acquisition	89,877	-

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

2.  Financial Statement Presentation

     The condensed consolidated financial statements and notes thereto have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company’s percentage of earnings included in Equity in business ventures’ loss on the Condensed Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported earnings. The Company’s fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 2003 is 53 weeks, while fiscal year 2002 was 52 weeks. Due to this convention, the first quarter of fiscal year 2003 was 14 weeks compared to the first quarter of fiscal year 2002, which was 13 weeks. The second quarter of fiscal years 2003 and the comparative prior year quarter each include 13 weeks.

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

3.  Recent Transactions

Sony/Tektronix Redemption

     During the second quarter, the Company acquired from Sony Corporation (“Sony”), its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through a redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. This facility, which includes certain financial covenants for this Japan subsidiary and the Company, expires September 29, 2006. Sony/Tektronix utilized $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements. Assets purchased and liabilities assumed as of the purchase date were as follows:

Cash	$23,915
Accounts receivable	23,333
Inventory	15,476
Deferred tax asset	3,431
Property, plant and equipment	36,752
Goodwill	35,647
Intangible assets	2,200
Other long-term assets	42,469

Total assets	$183,223

Accounts payable and accrued liabilities	$22,394
Accrued compensation	5,071
Long-term debt	53,506
Other long-term liabilities	62,412

Total liabilities	$143,383

     The allocation of purchase price to the pension liability assumed in the transaction was based on the best available data as of the transaction date, but has not been finalized as of November 30, 2002. The allocation of purchase price to the pension liability will be adjusted upon completion of the appropriate analysis of such liabilities. The pension liability is included in Other long-term liabilities on the Condensed Consolidated Balance Sheet as of November 30, 2002.

     Pro forma summary results of operations after intercompany eliminations of the newly created Japan subsidiary as though the acquisition had been completed at the beginning of the period were as follows:

	Quarter ended		Two Quarters ended
(In thousands, except per share amounts)	Nov. 30, 2002	Nov. 24, 2001	Nov. 30, 2002	Nov. 24, 2001

Net sales	$212,860	$221,134	$428,919	$455,734
Net earnings	3,607	6,922	21,316	12,365
Earnings per share - diluted	$0.04	$0.08	$0.24	$0.13

     Subsequent to closing, the Company incurred $1.8 million in costs specifically associated with integrating the operations of this subsidiary which are recorded in Acquisition related costs on the Condensed Consolidated Statements of Operations.

Sale of VideoTele.com

     On November 7, 2002, the Company completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc. (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock valued at $4.2 million and a note receivable for $3.2 million due in November 2007. The common stock is classified as an available-for-sale security and represents a 19.9% interest in Tut and therefore is accounted for on the cost basis. Both the common stock and the note receivable are included in Other long-term assets in the Condensed Consolidated Balance Sheet as of November 30, 2002. Under the terms of the sale agreement, the Company is restricted from selling the common stock for a period of 1 year. The note receivable accrues interest at an annual rate of 8%. As a result of this transaction, employees of VT.c on the transaction date became employees of the post-merger entity at the time of the closing. The sale of VT.c has been accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale of $0.4 million, are excluded form continuing operations and recorded as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations.

Sale of Optical Transmission Test Products

     On November 5, 2002 the Company completed the sale of certain assets related to the Company’s optical transmission test products to Digital Lightwave, Inc. (“DLI”). The assets sold include inventory, fixed assets and technology related to the specific products. Total proceeds on this sale are $10.0 million with $9.0 million received at the time of closing with an additional $1.0 million to be held in escrow for a period of 12 months pending the resolution of certain contingencies. Of the assets sold, $3.4 million were fixed assets and the proceeds received equaled the net book value resulting in no gain or loss on the sale of fixed assets. The remaining proceeds of $6.6 million related to the sale of inventory and technology, and are included in Net Sales in the Condensed Consolidated Statement of Operations. The net book value of inventory and technology assets sold was $6.2 at the time of the sale. In addition, DLI assumed warranty and other related liabilities of $0.6 million. The Company has also established a contingent liability for resolution of sale related contingencies of $1.0 million. The net book value of the assets sold and the contingent liability reserve have been recorded as Cost of sales in the Condensed Consolidated Statement of Operations. Liabilities assumed by DLI have been recorded as a reduction to cost of sales.

     The Company had previously accrued certain liabilities related to actions intended to reduce the operating costs associated with the design, production and sale of the optical transmission test products. As a result of the sale to DLI, certain of these liabilities have been mitigated and accordingly, the Company reversed $2.1 million of previously accrued expenses as a reduction to Business realignment costs in the Condensed Consolidated Statement of Operations.

4.  Sale of Color Printing and Imaging

     On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”) to Xerox. The Company accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by Xerox. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. The accrual for estimated liabilities related to the sale was $35.6 million and $36.0 million as of November 30, 2002 and May 25, 2002, respectively. In the first quarter of fiscal year 2002, the Company recorded $1.4 million in Gain on sale of CPID as a result of settling certain indemnities related to the original sales transaction.

5.  Repurchase of Common Stock

     On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the second quarter of fiscal year 2003, the Company repurchased 1.1 million shares for $19.6 million. During the first two quarters of fiscal year 2003, the Company has repurchased a total of 3.8 million shares for $69.3 million. As of November 30, 2002, the Company has repurchased a total of 12.1 million shares at an average price of $22.92 per share totaling $277.4 million under this authorization.

6.  Business Realignment Costs

     During the second quarter of fiscal year 2003, the Company incurred $3.3 million of business realignment costs including $0.8 million resulting from the impairment of an intangible asset and $4.8 million of severance resulting from actions to realign the Company’s cost structure, offset by $2.3 million of reversals related to previously recorded business realignment costs. The intangible asset impairment relates to acquired Bluetooth technology and was impaired due to a lower than previously anticipated market potential for the Company's products related to this technology. The impairment was determined using the present value of estimated cash flows related to the asset. The $4.8 million of severance related business realignment costs resulted from the termination of 150 employees. The $2.3 million reversal was primarily the result of previously accrued expenditures, which have been mitigated by the sale of the Company’s optical transmission test product line. These reversal items are primarily facilities related.

     During the first two quarters of fiscal year 2003, the Company incurred $12.8 million of business realignment costs including $9.1 million resulting from the impairment of the intangible asset discussed above, $6.3 million of severance for the termination of 187 employees resulting from actions to realign the Company’s cost structure, and $0.4 million of costs associated with the closure of certain facilities. These costs were offset by $3.0 million of reversals of previous business realignment costs. These actions do not relate to the previously announced 2000 Plan discussed below.

     As of November 30, 2002, the Company maintained liabilities of $7.7 million related to the severance expenses of 187 employees and $2.2 million related to the exit from certain operations for business realignment activities recorded in fiscal years 2002 and 2003.

The 2000 Plan

     In the third quarter of fiscal year 2000, the Company announced and began to implement a series of actions (the “2000 Plan”) intended to consolidate worldwide operations and transition the Company from a portfolio of businesses to a single smaller business focused on test, measurement and monitoring products, resulting in a pre-tax charge of $64.8 million. As of November 30, 2002, the remaining accrued liabilities under the 2000 Plan totaled $0.8 million.

7.  Earnings Per Share

	Quarter ended		Two Quarters ended
(In thousands except per share amounts)	Nov. 30, 2002	Nov. 24, 2001	Nov. 30, 2002	Nov. 24, 2001

Net earnings	$4,732	$7,929	$24,511	$16,191

Weighted average shares used for
basic earnings per share	87,127	91,531	88,343	91,786
Effect of dilutive stock options	208	438	282	651

Weighted average shares used for
dilutive earnings per share	87,335	91,969	88,625	92,437

Net earnings per share - basic	$0.05	$0.09	$0.28	$0.18
Net earnings per share - diluted	$0.05	$0.09	$0.28	$0.18

Antidilutive options*	7,098	4,750	6,944	2,729

     * Options which are antidilutive were not included in the computation of diluted net earnings per share.

8.  Marketable Investments

      The Company records its investments as available-for-sale securities which allows the Company to maximize the investment returns by reacting to fluctuations in interest rates. This requires the investments to be recorded at market value with the resulting gains and losses included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.

     Short-term marketable investments held at November 30, 2002 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Certificates of deposit	$5,099	$7	$-	$5,106
Corporate notes and bonds	80,957	1,007	-	81,964
Asset backed securities	56,691	62	(215)	56,538

Mortgage backed securities	415	-	(9)	406
Federal agency notes and bonds	27,165	190	-	27,355

Short-term marketable investments	$170,327	$1,266	$(224)	$171,369

Short-term marketable investments held at May 25, 2002 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Commercial paper	$10,962	$-	$-	$10,962
Certificates of deposit	9,358	6	-	9,364
Corporate notes and bonds	87,056	1,099	(46)	88,109
Asset backed securities	65,841	234	(291)	65,784
Mortgage backed securities	4,555	-	(26)	4,529
Federal agency notes and bonds	14,878	18	-	14,896

Short-term marketable investments	$192,650	$1,357	$(363)	$193,644

Long-term marketable investments held at November 30, 2002 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$65,466	$1,265	$-	$66,731
Asset backed securities	59,501	1,610	-	61,111
Mortgage backed securities	144,615	2,090	-	146,705
Federal agency notes and bonds	74,478	1,008	(12)	75,474
U.S. Treasuries	20,767	652	-	21,419

Long-term marketable investments	$364,827	$6,625	$(12)	$371,440

Long-term marketable investments held at May 25, 2002 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$52,059	$951	$(10)	$53,000
Asset backed securities	48,929	663	(3)	49,589
Mortgage backed securities	90,510	665	(54)	91,121
Federal agency notes and bonds	85,891	519	(11)	86,399
U.S. Treasuries	20,984	15	(4)	20,995

Long-term marketable investments	$298,373	$2,813	$(82)	$301,104

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

(In thousands)	Nov. 30, 2002	May 25, 2002

Unamortized cost basis of corporate equity securities	$8,614	$4,378
Gross unrealized holding gains	4,133	9,677

Fair value of corporate equity securities	$12,747	$14,055

9.  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for obsolete or slow-moving items. Inventories consisted of the following:

(In thousands)	Nov. 30, 2002	May 25, 2002

Materials	$5,904	$5,720
Work in process	42,086	45,867
Finished goods	64,824	69,979

Inventories	$112,814	$121,566

10. Property, Plant and Equipment

Property, plant and equipment consisted of the following:

(In thousands)	Nov. 30, 2002	May 25, 2002

Land	$15,058	$1,656
Buildings	192,962	145,625
Machinery and equipment	274,002	253,326
Accumulated depreciation	(317,983)	(260,159)

Property, plant and equipment, net	$164,039	$140,448

11. Other Long-Term Assets

Other long-term assets consisted of the following:

(In thousands)	Nov. 30, 2002	May 25, 2002

Goodwill, net	$95,051	$52,203
Corporate equity securities	12,747	14,055
Notes, contracts and leases	8,824	4,905
Investment in Sony/Tektronix Corporation	-	40,487
Other	22,977	16,499

Other long-term assets	$139,599	$128,149

     The Company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of November 30, 2002, the Company has $95.1 million of goodwill recorded in Other long-term assets on the Condensed Consolidated Balance Sheet.

     In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis as of the beginning of fiscal year 2002 with an update during the second quarter ended November 24, 2001, and found no impairment. As required by the new rules, the Company performed an impairment analysis during the second quarter ended November 30, 2002, and again found no impairment. The impairment review is based on a discounted cash flow approach that uses estimates of future market performance and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses.

12. Other Long-Term Liabilities

   Other long-term liabilities consisted of the following:

(In thousands)	Nov. 30, 2002	May 25, 2002

Pension liability	$136,807	$86,936
Deferred compensation	35,726	36,586
Other	4,448	2,704

Other long-term liabilities	$176,981	$126,226

13. Long-Term Debt

Long-term debt consisted of the following:

(In thousands)	Nov. 30, 2002	May 25, 2002

TIBOR +1.75% facility due September 29, 2006	$53,471	$-
7.5% notes due August 1, 2003	57,300	57,300
7.625% notes due August 15, 2002	-	41,765
Other long-term agreements	967	2
Less: current portion	(57,675)	(41,765)

Long-term debt	$54,063	$57,302

14. Comprehensive Income

   Comprehensive income and its components, net of tax, are as follows:

	Quarter ended		Two Quarters ended
(In thousands)	Nov. 30, 2002	Nov. 24, 2001	Nov. 30, 2002	Nov. 24, 2001

Net earnings	$4,732	$7,929	$24,511	$16,191
Other comprehensive income:
Currency translation adjustment, net of
taxes of $150, ($1,653) , $6,747
and ($113), respectively	225	(2,479)	10,120	(169)
Unrealized (loss) gain on available-for-
sale securities, net of taxes of $459,
($2,304), ($645) and ($1,104),
respectively	689	(3,752)	(968)	(2,220)
Additional minimum pension liability, net of
taxes of ($1,527), zero, ($2,700)
and zero, respectively	(2,800)	-	(4,872)	-

Total comprehensive income	$2,846	$1,698	$28,791	$13,802

    Accumulated other comprehensive loss consisted of the following:

(In thousands)	Foreign currency translation	Unrealized holding gains (losses) on available-for- sale securities	Additional minimum pension liability	Accumulated other comprehensive loss

Balance as of May 25, 2002	$5,461	$8,154	$(91,739)	$(78,124)
First quarter activity	9,859	(1,656)	(2,073)	6,130
Second quarter activity	225	688	(2,799)	(1,886)

Balance as of Nov. 30, 2002	$15,545	$7,186	$(96,611)	$(73,880)

15. Business Segments

   The Company’s revenue is derived principally through the development and marketing of a range of test and measurement products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. Accordingly, the Company reports as a single Measurement segment. It is impracticable to report net sales by product group.

	Quarter ended		Two Quarters ended
(In thousands)	Nov. 30, 2002	Nov. 24, 2001	Nov. 30, 2002	Nov. 24, 2001

Consolidated net sales to external customers by region:

Americas
United States	$95,564	$94,313	$187,026	$204,443
Other Americas	5,633	7,180	10,983	16,458
Europe	43,672	53,357	86,581	95,613
Pacific	41,480	39,203	83,464	66,685
Japan	18,231	13,525	37,890	32,063

Net sales	$204,580	$207,578	$405,944	$415,262

16. Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal year 2003. The Company adopted the provisions of this statement, which did not have a material impact on the financial results of the Company, as of the beginning of the first quarter of fiscal year 2003.

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

     In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This statement is to be effective for the Company’s fiscal year 2004. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s consolidated financial statements.

17. Subsequent Events

     Subsequent to November 30, 2002, the Company announced a plan to solicit voluntary retirements from employees of Tektronix Japan. This Japan subsidiary was acquired through the Sony/Tektronix Acquisition, which is described in Note 3, Recent Transactions. Under this voluntary plan, early retirement applications must be received and will be approved during the third quarter of fiscal year 2003.

     Management of the Company anticipates the costs associated with the announced Japan restructuring plan approximates $10.0 million. However, management cannot predict with any degree of certainty the ultimate cost associated with this plan, as the cost will be dependent on receiving volunteers from the applicable employee base.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including cost reduction efforts and realignment expenses related to the economic and technology downturn, settlement of potential claims, and expected benefits from, and restructuring related to, the acquisition of Sony Corporation’s 50% interest in Sony/Tektronix Corporation, which prior to September 30, 2002 was equally owned by Sony Corporation and Tektronix. The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section at the end of this Management’s Discussion.

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

Recent Transactions

     Sony/Tektronix Redemption

     During the second quarter, the Company acquired from Sony Corporation (“Sony”), its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through a redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. This facility, which includes certain financial covenants for this Japan subsidiary and the Company, expires September 29, 2006. Sony/Tektronix utilized $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements.

     Subsequent to closing, the Company incurred $1.8 million in costs specifically associated with integrating the operations of this subsidiary which are recorded in Acquisition related costs on the Condensed Consolidated Statements of Operations.

Sale of VideoTele.com

     On November 7, 2002, the Company completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock and a note receivable for $3,232,932 due in November 2007. The common stock is classified as an available-for-sale security and both the common stock and the note receivable are included in Other long-term assets in the Condensed Consolidated Balance Sheet as of November 30, 2002. Under the terms of the sale agreement, the Company is restricted from selling the common stock for a period of 1 year. The note receivable accrues interest at an annual rate of 8%. As a result of this transaction, employees of VT.c on the transaction date became employees of the post-merger entity at the time of the closing. The sale of VT.c has been accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale of $0.4 million, are excluded from continuing operations and recorded as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations.

Sale of Optical Transmission Test Products

     On November 5, 2002 the Company completed the sale of certain assets related to the Company’s optical transmission test products to Digital Lightwave, Inc. (“DLI”). The assets sold include inventory, fixed assets and technology related to these specific optical products. Total proceeds on this sale were $10.0 million with $9 million received at the time of closing with an additional $1 million to be held in escrow pending the resolution of certain contingencies. Of the assets sold, $3.4 million were fixed assets and the proceeds received equaled the net book value resulting in no gain or loss on the sale of fixed assets. The remaining proceeds of $6.6 million related to the sale of inventory and technology, and are included in Net Sales in the Condensed Consolidated Statement of Operations. The net book value of inventory and technology assets sold was $6.2 at the time of the sale. In addition, DLI assumed warranty and other related liabilities of $0.6 million. The Company has also established a contingent liability for resolution of sale related contingencies of $1.0 million. The net book value of the assets sold and the contingent liability reserve have been recorded as Cost of sales in the Condensed Consolidated Statement of Operations. Liabilities assumed by DLI have been recorded as a reduction to cost of sales.

     The Company had previously accrued certain liabilities related to actions intended to reduce the operating costs associated with the design, production and sale of the optical transmission test products. As a result of the sale to DLI, certain of these liabilities have been mitigated and accordingly, the Company reversed $2.1 million of previously accrued expenses as a reduction to Business realignment costs in the Condensed Consolidated Statement of Operations.

Business Realignment Costs

     During the second quarter of fiscal year 2003, the Company incurred $3.3 million of business realignment costs including $0.8 million resulting from the impairment of an intangible asset and $4.8 million of severance resulting from actions to realign the Company’s cost structure, offset by $2.3 million of reversals related to previously recorded business realignment costs. The intangible asset impairment relates to acquired Bluetooth technology and was impaired due to a lower than previously anticipated market potential for the Company's products related to this technology. The impairment was determined using the present value of estimated cash flows related to the asset. The $4.8 million of severance related business realignment costs resulted from the termination of 150 employees. The $2.3 million reversal was primarily the result of previously accrued expenditures, which have been mitigated by the sale of the Company’s optical transmission test products. These reversal items are primarily facilities related.

     During the first two quarters of fiscal year 2003, the Company incurred $12.8 million of business realignment costs including $9.1 million resulting from the impairment of the Bluetooth intangible asset discussed above, $6.3 million of severance for the termination of 187 employees resulting from actions to realign the Company’s cost structure, and $0.4 million of costs associated with the closure of certain facilities. These costs were offset by $3.0 million of reversals of previous business realignment costs.

Critical Accounting Estimates

     Management has identified the Company's "critical accounting estimates" which are those that are most important to the portrayal of the financial condition and operating results of the Company and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include contingent liabilities, intangible asset valuation, inventory valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax reserves.

   Contingent Liabilities

     The Company is subject to claims or litigation concerning intellectual property, environmental and employment issues, as well as settlement of liabilities related to prior dispositions of assets. As a result, liabilities have been established based upon management’s best estimate of the ultimate outcome of these contingent liabilities. The Company reviews the status of its litigation, indemnities and other contingencies on a regular basis and adjustments are made as information becomes available. As of November 30, 2002, the Company had $45.6 million recorded as contingent liabilities in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet.

     As a result of divestiture activities, the Company is subject to certain indemnities and other contingencies due to contractual obligations entered into at the time of these divestitures. Included in these liabilities is a reserve for contingent liabilities related to the sale of CPID to Xerox on January 1, 2000. As of November 30, 2002, the Company had $35.6 million recorded as a reserve for liabilities associated with the sale of CPID, which is included in the $45.6 million of total contingent liabilities noted above. The $35.6 million of reserves primarily relates to liabilities retained by the Company at the time of sale and contingent contractual indemnities.

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

     The remaining $10.0 million of contingent liabilities includes amounts related to environmental, intellectual property and employment issues, as well as liabilities related to other prior dispositions of assets.

   Intangible assets

     The Company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of November 30, 2002, the Company has $95.1 million of goodwill recorded in Other long-term assets on the Condensed Consolidated Balance Sheet.

     In conjunction with the implementation of the new accounting rules for goodwill, the Company completed a goodwill impairment analysis as of the beginning of fiscal year 2002 with an update during the second quarter ended November 24, 2001, and identified no impairment. As required by the new rules, the Company performed an impairment analysis during the second quarter ended November 30, 2002, and again identified no impairment. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

     For non-goodwill intangible assets, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As of November 30, 2002, the Company had $10.5 million of non-goodwill intangible assets recorded in Other long-term assets, which includes patents and licenses for certain technology. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to impair these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

     During fiscal year 2003, the Company impaired an intangible asset related to acquired Bluetooth technology resulting in an expense of $9.1 million, which is included in Business realignment costs in the Condensed Consolidated Statement of Operations.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined based on currently-adjusted standard costs, which approximates actual cost on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in-process, finished goods and demonstration equipment of $112.8 million as of November 30, 2002. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items. These write-downs reduce the inventory value of these obsolete or slow-moving items to their net realizable value. Such estimates are difficult to make under the current economic conditions. The write-down is based on current and forecasted demand and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. In addition, excessive amounts of the used equipment in the marketplace can negatively impact the net realizable value of the Company’s demonstration equipment. If actual market conditions are different than anticipated, Cost of sales in the Condensed Consolidated Statement of Operations may be different than expected in the period in which more information becomes available.

   Pension plan

     Benefit plans are a significant cost of doing business and yet represent obligations that will be settled far in the future and therefore are subject to certain estimates. Pension accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The accounting standards require that management make assumptions regarding such variables as the expected long-term rate of return on assets and the rate applied to determine service cost and interest cost to arrive at pension income and cost for the year. Excluding the pension plan related to the newly acquired Japan subsidiary, the Company’s estimated long-term rate of return on plan assets for fiscal year 2003 is 9.1%. A one percent change in the estimated long-term rate of return on plan assets would have resulted in a change in operating income of $2.9 million for the two quarters ended November 30, 2002. In connection with the Sony/Tektronix Acquisition, the Company assumed the assets and liabilities of the Japan subsidiary. The estimated return on plan assets related to this plan is 6.5%. Only two months of operations were included in the Consolidated Statement of Operations as of November 30, 2002. Management will continue to assess the expected long-term rate of return on plan assets assumption based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America, and will make adjustments to the assumption as appropriate. Pension income or expense is allocated to Cost of sales, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

   Income Taxes

     The Company is subject to taxation from federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment and is based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The Company believes that adequate liabilities have been established for any additional tax and interest that may be assessed. The liabilities are frequently reviewed for their adequacy. As of November 30, 2002, the Company was subject to income tax audits for fiscal years 1998 through 2002. Included in these years subject to audit are the sales of the Color Printing and Imaging Division and the Video and Networking Division, which were complex transactions from a tax perspective. The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax (benefit) expense in the Condensed Consolidated Statement of Operations in the period of the event.

     Subsequent to August 31, 2002, the Company negotiated a settlement with the United States Internal Revenue Service (“IRS”) with respect to their audit of the fiscal years 1998 through 2000. As a result of the audits settled and the current audit activity in progress, the Company revised its estimated liability for income taxes as of August 31, 2002. The revision resulted in a $12.5 million net reduction of previously estimated liabilities. This had the effect of reducing Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet and decreased the Income tax expense on the Condensed Consolidated Statement of Operations in the first quarter of fiscal year 2003. With the completion of the IRS audit for fiscal years 1998 through 2000, the Company’s open years for United States federal purposes are now 2001 and 2002. As of November 30, 2002, the Company maintains estimated liabilities for open IRS and other taxing jurisdiction assessments, as discussed above. The settlement of additional open audits or changes in other circumstances could result in further material adjustment to the estimated liability and the associated tax expense in the period in which such events occur.

     Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of November 30, 2002, the Company had established a valuation allowance against deferred tax assets, and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets, including those related to Tektronix Japan.

Second Quarter Fiscal Year 2003 Compared to Second Quarter Fiscal Year 2002

   Economic Conditions

     Beginning in fiscal year 2001 and continuing during fiscal year 2002, economic conditions have had a negative impact on many markets into which the Company sells products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. Capital spending within these industries, the area that most impacts the Company, declined significantly in fiscal year 2002. The telecommunications and optical industries experienced the most substantial downturns during fiscal year 2002. These conditions adversely impacted the Company throughout fiscal year 2002, and have continued into fiscal year 2003. In response to the reduced level of orders and associated sales, the Company incurred business realignment costs of $27.0 million during fiscal year 2002. These costs were incurred in an effort to reduce fixed costs in future periods by reducing headcount and restructuring operations in certain foreign and domestic locations. During the first two quarters of fiscal year 2003, the Company incurred business realignment costs of $12.8 million, as discussed above. Management of the Company anticipates that business realignment costs will increase in the third quarter of fiscal year 2003 to approximately $15.0 million for that quarter. This increase is in part associated with the restructuring of the Japan subsidiary acquired through the Sony/Tektronix Acquisition. Management of the Company is unable to predict the ultimate severity and duration of the recent economic conditions or their impact on the Company.

   Product Orders

     Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. Consolidated product orders for the second quarter of fiscal year 2003 were $181.0 million, an increase of $0.7 million from product orders of $180.3 million in the second quarter of fiscal year 2002. The slight increase is due to the $7.2 million incremental impact of orders recorded by the newly acquired Japan subsidiary, which was partially offset by the continued declining economic conditions as discussed above. Consolidated product orders for the first two quarters of fiscal year 2003 were $371.9 million, an increase of $27.0 million or 8% from product orders of $344.9 million in the first two quarters of fiscal year 2002. This increase was primarily due to an extra week of operations in the Company’s first quarter of fiscal year 2003, which had 14 weeks as compared to 13 weeks in the first quarter of the prior year, as well as higher than average cancellations in the first quarter of fiscal year 2002. Additionally, the incremental impact of $7.2 million from acquisition of the Japan subsidiary contributed to this increase over the prior year comparable period.

     In the second quarter, orders from the Americas were $79.1 million, a decrease of $7.7 million or 9% from the second quarter of the prior year. This decrease was primarily attributable to the United States, which decreased to $74.0 million, or 8%, from $80.1 million in the prior year. The decline in the United States as compared with the prior year is primarily related to the continued decline in the economic conditions of the end markets into which the Company sells its products. See the Economic Conditions section above.

     Orders from Japan were $17.9 million, an increase of $5.2 million or 41% from the second quarter fiscal year 2002 orders. The increase in Japan is primarily due to the incremental impact of inclusion of orders from the newly acquired Japan subsidiary. In addition, orders from the Pacific, excluding Japan, were $39.6 million, up $5.7 million or 17% from the second quarter of the prior year. Orders from Europe declined to $44.4 million, a decrease of $2.4 million or 5% from the second quarter of fiscal year 2002 as a result of difficult economic conditions in the Europe region.

     For the first two quarters of fiscal year 2003, orders from the Americas were $165.3 million, an increase of $8.7 million or 6% from the first quarter of the prior year, which was primarily due to the United States, which increased to $154.3 million, or 8%, from $142.7 million in the prior year. Growth in the United States as compared with the prior year is primarily attributable to the extra week in the current fiscal year as well as higher than average cancellations in the first quarter of fiscal year 2002. Orders from Japan were $40.6 million, an increase of $13.2 million or 48% from the first two quarters of fiscal year 2002. This increase in Japan orders is primarily due to the $7.2 million incremental impact from inclusion of orders from the newly acquired Japan subsidiary in the second quarter of fiscal year 2003. In addition, orders from the Pacific, excluding Japan, were $83.3 million, up $12.1 million or 17% from the first two quarters of the prior year. Orders from Europe declined to $82.7 million, a decrease of $7.1 million or 8% from the first two quarters of fiscal year 2002 as a result of continued difficult economic conditions in the Europe region.

   Net Sales

     Net sales for the second quarter of fiscal year 2003 were $204.6 million, a decrease of $3.0 million from net sales of $207.6 million in the second quarter of fiscal year 2002. Net sales for the first two quarters of fiscal year 2003 were $405.9 million, a decrease of $9.4 million from net sales of $415.3 million in the first two quarters of fiscal year 2002. The decreases in net sales are primarily attributable to continued weakness in the markets into which the Company sells it products as well as constrained backlog in the current year as compared with the prior year. As backlog levels are reduced, the Company becomes more reliant on the timing of order receipts within the quarter to convert orders to sales. The decline in sales was partially offset by a $6.2 million increase resulting from the incremental impact of consolidation of the newly acquired Japan subsidiary and $6.6 million of sales related to the sale of optical transmission test products described above in Recent Transactions.

     In the second quarter of the current year, net sales from the Americas, including the United States, were $101.2 million, nearly flat with sales of $101.5 million in the second quarter of the prior year. Net sales from Japan were $18.2 million, an increase of $4.7 million or 35% from the second quarter fiscal year 2002 sales, primarily due to a $6.2 million increase resulting from the incremental impact of consolidation of the newly acquired Japan subsidiary. In addition, sales from the Pacific, excluding Japan, were $41.5 million, up $2.3 million or 6% from the second quarter of the prior year. Sales from Europe declined to $43.7 million, a decrease of $9.7 million or 18% from the second quarter of fiscal year

2002. The increase in sales in the Pacific, excluding Japan, and the decrease in Europe are consistent with the trend of orders in these regions during these comparative time frames.

     For the first two quarters of fiscal year 2003, net sales from the Americas were $198.0 million, a decrease of $22.9 million or 10% from the first two quarters of the prior year. This decrease was comprised of the United States, which decreased to $187.0 million, down 9%, from $204.4 million in the prior year and the Other Americas, which decreased to sales of $11.0 million, down 33% from $16.5 million in the prior year. The decrease in the Americas was primarily the result of lower backlog levels, which constrained the Company’s ability to generate sales through the reduction of backlog. As noted above, orders in the Americas region increased slightly during this time frame.

     Net sales from Japan were $37.9 million, an increase of $5.8 million or 18% from sales in the first two quarters of fiscal year 2002, primarily due to a $6.2 million increase resulting from the incremental impact of consolidation of the newly acquired Japan subsidiary In addition, sales from the Pacific, excluding Japan, were $83.5 million, up $16.8 million or 25% from the first two quarters of the prior year. This increase is the result of increased orders in this region during these comparative periods. Sales from Europe declined to $86.6 million, a decrease of $9.0 million or 9% from the first two quarters of fiscal year 2002 as a result of the decline in orders during these comparative periods.

   Gross Profit and Gross Margin

     Consolidated gross profit was $101.1 million for the second quarter of fiscal year 2003, a decrease of 2% from gross profit of $103.1 million for the second quarter of fiscal year 2002. This decrease was primarily due to the lower sales volume in the current quarter and to a lesser degree a slight reduction in gross margin from 49.7% in the second quarter of fiscal year 2002 to 49.4% in the second quarter of the current year. This decrease in gross margin is the net effect of the negative impact of $6.6 million of sales with zero gross profit, offset by the favorable impact from incremental margins resulting from the consolidation of the newly acquired Japan subsidiary. The $6.6 million of sales with zero associated gross profit was generated by the sale of the inventory and related technology of the optical transmission test products to DLI noted above in recent transactions.

   Operating Expenses

     For the second quarter of fiscal year 2003, operating expenses were $95.9 million, an increase of $2.7 million from $97.7 million for the second quarter of fiscal year 2002. This resulted in operating income of $6.1 million, or 3% of net sales during the second quarter of the current year, compared with operating income of $5.4 million, or 3% of net sales in the same quarter of the prior year.

     For the first two quarters of fiscal year 2003, operating expenses were $187.2 million, a decrease of $6.9 million from $194.1 million for the first two quarters of fiscal year 2002. This resulted in operating income of $13.6 million, or 3% of net sales during the first two quarters of the current year, compared with operating income of $12.6 million, or 3% of net sales in the same period of the prior year.

     During the quarter and two quarters ended November 30, 2002, the Company’s operating expenses included $10.6 million of incremental operating expenses resulting from the consolidation of the newly acquired Japan subsidiary. Included in operating expenses is Equity in business ventures loss, which represents Tektronix’ percentage share of net income for investments accounted for under the equity method. For the periods presented, Equity in business ventures’ loss included only Tektronix’ 50% share of income from Sony/Tektronix. As the results of Sony/Tektronix will now be consolidated into the Tektronix results of operations. Equity in business ventures’ loss in future periods will not include the results attributable to Sony/Tektronix.

     Research and development expenses were $25.1 million during the second quarter of fiscal year 2003, a decrease of $4.9 million from $30.0 million in the same quarter in the prior year. As a percentage of net sales, research and development expenses decreased to 12% in the second quarter of the current year from 14% a year ago. During the first two quarters of fiscal year 2003, Research and development expenses were $50.0 million or 12% of net sales, as compared with $62.2 million or 15% of net sales in the same period of the prior year. These decreases are the net result of higher spending associated with the timing of new product launches in the first two quarters of fiscal year 2002 partially offset by an extra week of operations in the first quarter of fiscal year 2003 and $1.7 million from the incremental impact of consolidating the newly acquired Japan subsidiary.

     Selling, general and administrative expenses were $63.8 million or 31% of net sales for the second quarter of fiscal year 2003, an increase of $4.5 million from $59.3 million, or 29% of net sales for the prior year. The increase was primarily due to $7.7 million of incremental expenses incurred by Tektronix Japan as well as the impact of pay raises granted to employees in the current quarter, partially offset by the positive impact of continued cost reduction actions taken during fiscal year 2002 and the first two quarters of fiscal year 2003. During the first two quarters of fiscal year 2003, Selling, general and administrative expenses were $120.2 million or 30% of net sales, as compared with $114.1 million or 28% in the same period in the prior year. The increase was primarily due to higher labor related spending as a result of the extra week of operations included in the first quarter of fiscal year 2003, raises granted to employees in the current quarter and the $7.7 million of incremental expenses associated with the consolidation of Tektronix Japan. These increases were partially offset by the positive impact of cost reduction actions taken during fiscal year 2002 and the first two quarters of fiscal year 2003.

     Equity in business ventures’ loss represents the Company’s 50% share of net loss from Sony/Tektronix. During the second quarter of fiscal year 2003, the Company completed the acquisition of Sony/Tektronix. Results prior to the date of acquisition are included in Equity in business ventures’ loss at Tektronix’ ownership percentage. Results subsequent to the acquisition date have been consolidated in the operating results of the Company. See the discussion in Recent Transactions section of the Management’s Discussion and Analysis for further information on this acquisition. Equity in business ventures’ loss was $1.4 million for the second quarter of fiscal year 2003, compared with equity losses of $0.6 million in the same quarter a year ago. In the first two quarters of fiscal year 2003, Equity in business ventures’ loss was $2.9 million as compared with $1.6 million in the first two quarters of fiscal year 2002. These increases are the result of increased losses at Sony/Tektronix as a result of the continued weakening of economic conditions in the Japan region.

     During the second quarter of fiscal year 2003, the Company incurred $3.3 million of business realignment costs including $0.8 million resulting from the impairment of an intangible asset and $4.8 million of severance resulting from actions to realign the Company’s cost structure, offset by $2.3 million of reversals related to previously recorded business realignment costs. The intangible asset impairment relates to acquired Bluetooth technology and was impaired due to a lower than previously anticipated market potential for the Company's products related to this technology. The impairment was determined using the present value of estimated cash flows related to the asset. The $4.8 million of severance related business realignment costs resulted from the termination of 150 employees. The $2.3 million reversal was primarily the result of previously accrued expenditures, which have been mitigated by the sale of the Company’s optical transmission test product line. These reversal items are primarily facilities related.

     During the first two quarters of fiscal year 2003, the Company incurred $12.8 million of business realignment costs including $9.1 million resulting from the impairment of the intangible asset discussed above, $6.3 million of severance for the termination of 187 employees resulting from actions to realign the Company’s cost structure, and $0.4 million of costs associated with the closure of certain facilities. These costs were offset by $3.0 million of reversals of previous business realignment costs.

     During the second quarter of fiscal year 2003, the Company incurred $1.8 million of Acquisition related costs. These costs relate to the Sony/Tektronix Acquisition completed during the second quarter of fiscal year 2003. See the discussion in Recent Transactions section of the Management’s Discussion and Analysis for further information on this acquisition.

     For the second quarter and the two quarters ended November 30, 2002, the Company recognized a gain on disposal of fixed assets of $0.5 million. This compares with a loss on sale of fixed assets of $3.4 million for the second quarter of the prior year and $3.8 million for the first two quarters of the prior fiscal year. The change from these prior year comparative periods is due to the $3.6 million impairment of a building in the second quarter of the prior fiscal year.

   Non-Operating Income / Expense

     Interest expense was $1.3 million for the second quarter of fiscal year 2003, as compared with $2.6 million in the same quarter of the prior year. For the two quarters ended November 30, 2002, interest expense was $3.3 million as compared with $5.3 million in the same period of the prior year. The overall decrease in interest expense is due to a reduction in the average balance of outstanding debt due to the Company’s retirement of outstanding long-term debt and the extinguishment of $41.8 million of long-term debt at the scheduled payment date of August 15, 2002.

     Interest income was $7.3 million in the second quarter of fiscal year 2003 as compared with $8.5 million in the same quarter a year ago. For the two quarters ended November 30, 2002, interest income was $14.9 million as compared with $18.6 million in the same period of the prior year. The decrease in interest income can be primarily attributed to lower returns on investments in the first two quarters of fiscal year 2003 as compared to investment returns in the same period of fiscal year 2002 due to decreases in interest rates and to a lesser degree, a lower average balance of cash and marketable investments during the comparative periods.

     Other expense, net was $1.5 million in the second quarter of fiscal year 2003 as compared with zero in the prior year. For the two quarters ended November 30, 2002, other expense was $2.0 million as compared with $3.6 million in the same period of the prior year. This includes items such as foreign currency translation and other miscellaneous fees and expenses.

   Income Taxes

     Income tax (benefit) expense from continuing operations was an expense of $3.7 million in the second quarter of fiscal year 2003 as compared with expense of $3.9 million in the same quarter of the prior year. For the first two quarters of fiscal year 2003, the income tax benefit was $4.4 million as compared with expense of $7.8 million in the first two quarters of fiscal year 2002. The benefit recognized in the first quarter of fiscal year 2003 was a $12.5 million income tax benefit resulting from the settlement of the IRS audit of the Company’s fiscal years 1998, 1999 and 2000. The effective tax rate in both periods, excluding the IRS settlements, was 35%. Included in the Company’s income tax expense (benefit) for the quarter and two quarters ended November 30, 2002, were $1.6 million of income tax benefits related to the operations of Tektronix Japan acquired in the second quarter of fiscal year 2003. For further discussion on this acquisition see the Recent Transactions section of this Management’s Discussion and Analysis.

   Discontinued Operations

     In the second quarter of fiscal year 2003, the Company recognized loss from discontinued operations of $2.2 million related to the VT.c subsidiary, which was sold on November 7, 2002 as described in the Recent Transactions section above. $0.4 million of this loss was the result of the sale of the operations while the remaining $1.8 million was the actual operations for VT.c during the quarter prior to the sale. For the quarter ended November 24, 2001, VT.c had earnings of $0.6 million which were classified as discontinued operations.

     For the first two quarters of fiscal year 2003, the Company recognized loss from discontinued operations of $3.0 million related to the VT.c subsidiary. $0.4 million of this loss was the result of the sale of the operations while the remaining $2.6 million was the actual operations for VT.c during the year prior to the sale. For the two quarters ended November 24, 2001, VT.c had net earnings of $0.8 million which were classified as discontinued operations. The Company also reached settlement on certain outstanding contingencies related to the sale of the Color Printing and Imaging division to Xerox Corporation. The settlement of these contingencies resulted in an additional gain on the sale of $0.9 million net of tax.

   Net Earnings

     The Company recognized consolidated net earnings of $4.7 million for the quarter ended November 30, 2002, down from $8.0 million for the quarter ended November 24, 2001. This decrease was primarily due to the $2.2 million loss associated with discontinued operations recorded in the second quarter of fiscal year 2003. For the two quarters ended November 30, 2002, the Company recognized consolidated net earnings of $24.5 million, up from $16.2 million recorded for the same period in the prior year. This increase was primarily due to the $12.5 million income tax benefit recorded in fiscal year 2003, partially offset by $3.0 million of loss associated with discontinued operations recorded in the two quarters ended November 30, 2002.

   Earnings Per Share

     For the quarter ended November 30, 2002, the Company recognized $0.05 net earnings per basic and diluted share. For the quarter ended November 24, 2001, the Company recognized basic and diluted earnings per share of $0.09. The decrease in earnings per share is a result of decreased net earnings discussed above, partially offset by a decrease in the weighted average basic and diluted shares outstanding due to shares repurchased by the Company during fiscal year 2002 and the first two quarters of fiscal year 2003.

     For the two quarters ended November 30, 2002, the Company recognized $0.28 net earnings per basic and diluted share. For the two quarters ended November 24, 2001, the Company recognized basic and diluted earnings per share of $0.18. The increase in earnings per share is a result of increased net earnings discussed above and a decrease in the weighted average basic and diluted shares outstanding due to shares repurchased by the Company during fiscal year 2002 and the first two quarters of fiscal year 2003.

Financial Condition, Liquidity and Capital Resources

   Financial Condition

     At November 30, 2002, the Company’s working capital was $356.9 million, a decrease of $119.6 million from the end of fiscal year 2002. Current assets decreased $119.6 million primarily due to a decrease in cash and cash equivalents as the Company converted $70.3 million of its cash and cash equivalents to long-term marketable investments. In addition, the Company extinguished $41.8 million of debt at its due date in August 2002 and repurchased $69.3 million of its common stock. The Company also had $14.4 million of assets related to the VT.c subsidiary as of May 25, 2002, which was sold during the quarter ended November 30, 2002. These decreases were partially offset by $34.5 million in cash provided by operations and $66.2 million of current assets consolidated as a result of the Sony/Tektronix Acquisition. Inventories decreased $8.8 million to $112.8 million as a result of reduction of inventory related to the sale of the optical transmission test products described above in Recent Transactions, the Company’s ongoing efforts to reduce levels of demonstration equipment, improve inventory turns, and to a lesser extent, inventory write-offs incurred during the first two quarters. This was partially offset by the addition of $17.3 million of inventory consolidated as a result of the Sony/Tektronix Acquisition. Current liabilities remained flat at $273.4 million as of November 30, 2002. Accounts payable decreased $14.3 million due to a reduction in the taxes payable and relatively lower operating expenses during the period. This was offset by the assumption of $22.4 million in accounts payable and accrued liabilities consolidated as a result of the Sony/Tektronix Acquisition. Accrued compensation increased to $59.3 million in the first two quarters of fiscal year 2003 due to $5.1 million of accrued compensation from the Sony/Tektronix Acquisition offset by the payment of incentive compensation earned in the prior year. The Current portion of long-term debt increased $15.9 million, which is primarily due to the reclassification from long-term to short-term of the $57.3 million due August 2003, reduced by the $41.8 million payment of debt on August 15, 2002.

     Property, plant and equipment, net, increased $23.6 million during the first two quarters of fiscal year 2003 to $164.0 million. The increase was due mainly to $36.8 million of fixed assets acquired in the Sony/Tektronix Acquisition and approximately $7.8 million in capital expenditures during the same period. This increase was partially offset by $16.4 million of depreciation expense and $3.4 million disposed of in the sale of the optical transmission test product line.

     The Company funded the U.S. pension plan with $15.0 million during the first quarter of fiscal year 2003 based on an agreement with the Pension Benefit Guaranty Company. This funding reduced Other long-term liabilities on the Condensed Consolidated Balance Sheet. The Company consolidated additional pension liability of $61.1 million from the Sony/Tektronix Acquisition, which is included in Other long-term liabilities in the Condensed Consolidated Balance Sheet.

     On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the second quarter of fiscal year 2003, the Company repurchased 1.1 million shares for $19.6 million. During the first two quarters of fiscal year 2003, the Company has repurchased a total of 3.8 million shares for $69.3 million. As of November 30, 2002, the Company has repurchased a total of 12.1 million shares at an average price of $22.92 per share totaling $277.4 million under this authorization. The Company will continue to repurchase shares under this authorization when deemed economically beneficial.

   Liquidity and Capital Resources

     As of November 30, 2002, the Company held $713.1 million in cash and cash equivalents and marketable investments excluding corporate equity securities, a decrease of $43.0 million from the balance of $756.1 million at May 25, 2002. Activity during the first two quarters of fiscal year 2003 included the repurchase of common stock, the extinguishment of debt and the funding of the pension plan. These uses of cash were offset by net earnings and other positive operating cash flows.

     The Company consolidated $53.1 million of long-term debt through the Sony/Tektronix Acquisition, which is due on September 29, 2006. At November 30, 2002, the Company maintained unsecured bank credit facilities totaling $146.0 million, of which $91.2 million was unused.

     Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations for the next 12 months.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Acquisitions,” for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal activities. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal year 2003. The Company adopted the provisions of this statement, which did not have a material impact on the financial results of the Company, as of the beginning of the first quarter of fiscal year 2003.

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

     In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This statement is to be effective for the Company’s fiscal year 2004. Management believes the adoption of the provisions of this statement will not have a material effect on the Company’s consolidated financial statements.

Risks and Uncertainties

     Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. See “Forward-Looking Statements” at the beginning of this Item 2.

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

   Intellectual Property Risks

     As a technology-based company, Tektronix’ success depends on developing and protecting its intellectual property. Tektronix relies generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of the Company’s products, however, is generally not patentable in its entirety. Tektronix also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that actions the Company takes to establish and protect intellectual property rights will be adequate. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse affect on the Company’s results of operations, financial position or cash flows. From time to time in the usual course of business, the Company receives notices from third parties regarding intellectual property infringement or takes action against others with regard to intellectual property rights. Even where the Company is successful in defending or pursuing such claims, the Company may incur significant costs. In the event of a successful claim against the Company, Tektronix could lose its rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on the Company’s business.

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

   Sony/Tektronix Corporation Acquisition

     Acquisition of Sony Corporation’s 50% interest in Sony/Tektronix Corporation was completed at the end of September 2002. Upon completion of the acquisition, the Company’s ownership of Sony/Tektronix increased from 50% to 100%, and the Company is now exposed to a greater financial impact from Sony/Tektronix operations. The acquisition will likely negatively impact the Company’s results of operations during fiscal year 2003. In addition, operation of Sony/Tektronix as a wholly owned business will involve additional risks, including integration risks, the risks of doing business as a foreign owner in Japan and risks related to the economic environment in Japan.

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

     The Company maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates would decrease the value of certain of these investments. A 10% adverse change in interest rates would reduce the market value by $2.4 million, which would be reflected in Other comprehensive loss on the Condensed Consolidated Balance Sheets until sold.

     At November 30, 2002, the Company’s bond debt obligation had a fixed interest rate. The fair value of the bond debt instrument at November 30, 2002 was $59.0 million compared to the carrying value of $57.3 million. The Company’s bank loan obligation has a variable interest rate. The fair value of the bank loan approximates the carrying value. A hypothetical 10% adverse change in interest rates would have a $0.1 million negative impact on the combined fair value, which would not be reflected in the Company’s financial statements.

     The Company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation, Tut Systems, Inc., and other companies. The Company has not entered into any hedging programs to mitigate equity price risk. In management’s opinion, an adverse change of 20% in the value of these securities would reduce the market value by $2.7 million, which would be reflected in Other comprehensive loss on the Condensed Consolidated Balance Sheets until sold.

     The Company is exposed to foreign currency exchange rate risk primarily through acquisitions and commitments denominated in foreign currencies. The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. The Company’s policy is to only enter into derivative acquisitions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. The potential loss in fair value at November 30, 2002, for such contracts resulting from a hypothetical 10% adverse change in all foreign currency exchange rates is approximately $2.4 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

     (a) Exhibits

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

December 26, 2002	TEKTRONIX, INC.

	By	/s/ COLIN SLADE

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

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002
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

     4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 26, 2002
/s/ COLIN L. SLADE

Colin L. Slade Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Exhibit Description

(99.1)	Certification of Richard H. Wills, Principal Executive Officer of Tektronix, Inc. Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Certification of Colin L. Slade, Principal Financial Officer of Tektronix, Inc. Pursuant to 18 U.S.C. Section 1350 As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.