Form 10-Q
period 2003-03-01
TEKTRONIX INC
filed 2003-04-14
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

Form 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2003 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________ .

Commission File Number 1-04837

______________

TEKTRONIX, INC.
(Exact name of registrant as specified in its charter)

OREGON	93-0343990
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

14200 SW KARL BRAUN DRIVE
BEAVERTON, OREGON	97077
(Address of principal executive offices)	(Zip Code)

(503) 627-7111
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

AT MARCH 29, 2003 THERE WERE 84,826,761 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING

(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
-----------------------------------------------------
INDEX
---------

	PAGE NO. ----------------
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations (Unaudited) —	2
	for the Quarter ended March 1, 2003
	and the Quarter ended February 23, 2002
	for the Three Quarters ended March 1, 2003
	and the Three Quarters ended February 23, 2002

	Condensed Consolidated Balance Sheets (Unaudited) —	3
	as of March 1, 2003 and May 25, 2002

	Condensed Consolidated Statements of Cash Flows (Unaudited) —	4
	for the Three Quarters ended March 1, 2003
	and the Three Quarters ended February 23, 2002

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial	17
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	37

SIGNATURE AND CERTIFICATIONS		38

Part I

Item 1. Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter ended		Three Quarters ended
(In thousands, except per share amounts)	March 1, 2003	Feb. 23, 2002	March 1, 2003	Feb. 23, 2002

Net sales	$188,349	$199,328	$593,376	$614,590
Cost of sales	87,961	99,656	291,838	308,272

Gross profit	100,388	99,672	301,538	306,318

Research and development expenses	26,674	27,017	75,867	89,183
Selling, general and administrative expenses	63,815	53,807	182,876	167,891
Equity in business ventures’ loss	—	1,503	2,893	3,108
Business realignment costs	14,173	2,353	26,997	14,725
Acquisition related costs	795	—	2,627	—
(Gain) loss on disposition of assets	(81)	391	(588)	4,222

Operating (loss) income	(4,988)	14,601	10,866	27,189
Interest income	6,782	7,713	21,647	26,311
Interest expense	(1,221)	(2,829)	(4,560)	(8,143)
Other expense, net	(417)	(1,205)	(2,467)	(4,787)

Income before taxes	156	18,280	25,486	40,570
Income tax (benefit) expense	(709)	6,399	(4,344)	14,200

Income from continuing operations	865	11,881	29,830	26,370
Discontinued operations:
Loss from operations of optical parametric test
business (less applicable income tax benefit of
$8,521, $0, $9,296 and $0)	(15,824)	—	(17,264)	—
Loss on sale of VideoTele.com (less applicable income
tax benefit of $64, $0, $275 and $0)	(118)	—	(508)	—
Loss from operations of VideoTele.com (less
applicable income tax benefit of $0, $780,
$1,413 and $368)	—	(1,447)	(2,624)	(682)
Gain on sale of Color Printing and Imaging division
(less applicable income tax expense of $7,000,
$0, $7,000 and $505)	13,000	—	13,000	937

Net (loss) earnings	$(2,077)	$10,434	$22,434	$26,625

Net (loss) earnings per share – basic	$(0.02)	$0.11	$0.26	$0.29
Net (loss) earnings per share – diluted	(0.02)	0.11	0.25	0.29
Income per share from continuing operations
– basic and diluted	0.01	0.13	0.34	0.29
(Loss) earnings per share from discontinued
operations – basic and diluted	(0.03)	(0.02)	(0.08)	0.00

Weighted average shares outstanding – basic	86,750	91,316	87,826	91,629
Weighted average shares outstanding – diluted	86,945	92,428	88,071	92,419

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	March 1, 2003	May 25, 2002

ASSETS
Current assets:
Cash and cash equivalents	$155,250	$261,301
Short-term marketable investments	122,125	193,644
Trade accounts receivable, net of allowance for
doubtful accounts of $3,061 and $3,708, respectively	104,957	95,214
Inventories	102,936	117,324
Assets of discontinued operations	4,847	39,286
Other current assets	79,314	70,867

Total current assets	569,429	777,636

Property, plant and equipment, net	152,597	131,273
Long-term marketable investments	412,324	301,104
Deferred tax assets	89,748	64,522
Other long-term assets	114,996	109,654

Total assets	$1,339,094	$1,384,189

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$107,876	$154,679
Accrued compensation	52,181	56,950
Current portion of long-term debt	57,778	41,765
Deferred revenue	19,467	16,826
Liabilities of discontinued operations	1,787	3,447

Total current liabilities	239,089	273,667

Long-term debt	56,137	57,302
Other long-term liabilities	175,014	126,027

Shareholders’ equity:
Common stock, no par value (authorized 200,000
shares; issued and outstanding 85,518 and
90,509 shares, respectively)	223,982	231,035
Retained earnings	714,137	774,282
Accumulated other comprehensive loss	(69,265)	(78,124)

Total shareholders’ equity	868,854	927,193

Total liabilities and shareholders’ equity	$1,339,094	$1,384,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Quarters ended
(In thousands)	March 1, 2003	Feb. 23, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$22,434	$26,625
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on the sale of Color Printing and Imaging division	(13,000)	(937)
Loss on the sale of VideoTele.com	508	—
Loss from VideoTele.com discontinued operations	2,624	682
Loss from optical parametric test business discontinued operations	17,264	—
Depreciation and amortization expense	26,168	30,701
Loss on the disposition/impairment of assets	8,516	4,223
Loss on the disposition of marketable equity securities	—	1,327
Bad debt expense	207	991
Tax benefit of stock option exercises	312	—
Deferred income tax (benefit) expense	(8,091)	2,059
Equity in business ventures’ loss	2,893	3,108
Changes in operating assets and liabilities:
Accounts receivable	13,383	38,292
Inventories	29,864	15,654
Other current assets	2,624	3,253
Accounts payable	(47,813)	(76,046)
Accrued compensation	(9,840)	(49,322)
Deferred revenue	2,641	2.192
Other long-term assets and liabilities, net	(7,874)	6,933

Net cash provided by continuing operating activities	42,820	9,735
Net cash provided by (used in) discontinued operating activities	(4,214)	4,936

Net cash provided by operating activities	38,606	14,671

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Sony/Tektronix acquisition	23,915	—
Acquisition of property, plant and equipment	(11,650)	(11,206)
Proceeds from the disposition of fixed assets	6,590	975
Proceeds from maturities and sales of short-term and
long-term available-for-sale securities	382,255	—
Purchases of short-term and long-term available-for-sale securities	(414,063)	—
Proceeds from maturities of short-term and long-term held-to-maturity securities	—	400,222
Purchases of short-term and long-term held-to-maturity securities	—	(386,018)

Net cash (used in) provided by investing activities	(12,953)	3,973

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	—	(974)
Repayment of long-term debt	(41,760)	(21,987)
Proceeds from employee stock plans	7,076	9,661
Repurchase of common stock	(97,020)	(23,242)

Net cash used in financing activities	(131,704)	(36,542)
Net decrease in cash and cash equivalents	(106,051)	(17,898)
Cash and cash equivalents at beginning of period	261,301	287,268

Cash and cash equivalents at end of period	$155,250	$269,370

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes (refunded) paid, net	$(2,404)	$7,835
Interest paid	6,291	9,303

NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired from Sony/Tektronix (excluding cash received)	159,308	—
Assumption of long-term debt from Sony/Tektronix acquisition	53,506	—
Assumption of other liabilities from Sony/Tektronix acquisition	89,877	—
Non-cash proceeds from the sale of VideoTele.com	7,303	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
1.	The Company
     Tektronix, Inc. (“Tektronix” or the “Company”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; communication test equipment, including mobile protocol test equipment and radio frequency test equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, excluding Japan; and Japan.

2.	Financial Statement Presentation
     The condensed consolidated financial statements and notes thereto have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted. The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company’s percentage of earnings included in Equity in business ventures’ loss on the Condensed Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported earnings. The Company’s fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 2003 is 53 weeks, while fiscal year 2002 was 52 weeks. Due to this convention, the first quarter of fiscal year 2003 was 14 weeks compared to the first quarter of fiscal year 2002, which was 13 weeks. The second and third quarters of fiscal years 2003 and the comparative prior year quarters each include 13 weeks.

     The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Examples include the allowance for doubtful accounts; estimates of contingent liabilities; intangible asset valuation; inventory valuation; pension plan assumptions; determining when investment impairments are other-than-temporary; and the assessment of the valuation of deferred income taxes and income tax reserves. Actual results may differ from estimated amounts. Management believes that the condensed consolidated statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations and cash flows for the interim periods. The condensed information should be read in conjunction with the financial statements and notes thereto in the Company’s annual report on Form 10-K for the year ended May 25, 2002.

3.	Recent Transactions
Sony/Tektronix Redemption
During the second quarter of fiscal year 2003, the Company acquired from Sony Corporation (“Sony”), its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Aquisition”), or approximately $65.7 million at

5

September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. This facility, which includes certain financial covenants for this Japan subsidiary and the Company, expires September 29, 2006. Sony/Tektronix utilized $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements. Assets purchased and liabilities assumed as of the purchase date were as follows (in thousands):

Cash	$23,915
Accounts receivable	23,333
Inventory	15,476
Deferred tax asset	3,431
Property, plant and equipment	36,752
Goodwill	35,647
Intangible assets	2,200
Other long-term assets	42,469

Total assets	$183,223

Accounts payable and accrued liabilities	$22,394
Accrued compensation	5,071
Long-term debt	53,506
Other long-term liabilities	62,412

Total liabilities	$143,383

     The allocation of purchase price to the pension liability assumed in the transaction was based on the best available data as of the transaction date, but has not been finalized as of March 1, 2003. The allocation of purchase price to the pension liability will be adjusted upon completion of the appropriate analysis of such liabilities. The pension liability is included in Other long-term liabilities on the Condensed Consolidated Balance Sheet as of March 1, 2003.

     Pro forma summary results of operations of the Company after intercompany eliminations of the newly created Japan subsidiary as though the acquisition had been completed at the beginning of the period were as follows:

	Quarter ended		Three Quarters ended
(In thousands, except per share amounts)	March 1, 2003	Feb. 23, 2002	March 1, 2003	Feb. 23, 2002

Net sales	$188,349	$206,057	$609,456	$651,062
Net (loss) earnings	(2,077)	8,475	20,296	21,854
(Loss) earnings per share - diluted	$(0.02)	$0.09	$0.23	$0.24

     Subsequent to closing, the Company incurred $2.6 million in costs specifically associated with integrating the operations of this subsidiary which are recorded in Acquisition related costs on the Condensed Consolidated Statements of Operations.

Sale of VideoTele.com

     On November 7, 2002, the Company completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc. (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock valued at $4.2 million and a note receivable for $3.1 million due in November 2007. The common stock is classified as an available-for-sale security and represents a 19.9% interest in Tut and therefore is accounted for on the cost basis. Both the common stock and the note receivable are included in Other long-term assets in the Condensed Consolidated Balance Sheet as of March 1, 2003. Under the terms of the sale agreement, the Company is restricted from selling the common stock for a period of 1 year. The note receivable accrues interest at an annual rate of 8%. As a result of this transaction, employees of VT.c on the transaction date became employees of the post-merger entity at the time of the closing. The sale of VT.c has been accounted for as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale of $0.5 million for the first three quarters of fiscal year 2003, are excluded from continuing operations and recorded as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations.

Sale of Optical Transmission Test Products

     On November 5, 2002 the Company completed the sale of certain assets related to the Company’s optical transmission test products to Digital Lightwave, Inc. (“DLI”). The assets sold include inventory, fixed assets and technology related to specific optical products. Total proceeds on this sale were $10.0 million with $9.0 million received at the time of closing with an additional $1.0 million to be held in escrow for a period of 12 months pending the resolution of certain contingencies. Of the assets sold, $3.4 million were fixed assets and the proceeds received equaled the net book value resulting in no gain or loss on the sale of fixed assets. The remaining proceeds of $6.6 million related to the sale of inventory and technology, and are included in Net Sales in the Condensed Consolidated Statement of Operations. The net book value of inventory and technology assets sold was $6.2 million at the time of the sale. In addition, DLI assumed warranty and other related liabilities of $0.6 million. The Company has also established a contingent liability for resolution of sale related contingencies of $1.0 million. The net book value of the assets sold and the contingent liability reserve have been recorded as Cost of sales in the Condensed Consolidated Statement of Operations. Liabilities assumed by DLI have been recorded as a reduction to cost of sales.

     The Company had previously accrued certain liabilities related to actions intended to reduce the operating costs associated with the design, production and sale of the optical transmission test products. As a result of the sale to DLI, certain of these liabilities were expected to be mitigated and accordingly, the Company reversed $2.0 million of previously accrued expenses as a reduction to Business realignment costs in the second quarter of fiscal year 2003 in the Condensed Consolidated Statements of Operations. Due to a significant deterioration of their financial condition, it appears more likely than not that DLI will not fulfill its lease obligation, which it assumed from the Company. Accordingly, the Company accrued $1.6 million during the third quarter of fiscal 2003 for the estimated exposure associated with this lease obligation which is included in Business realignment costs in the Condensed Consolidated Statements of Operations.

Discontinued Operations – Optical Parametric Test Business

     During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, have been adjusted to estimated selling price less costs to sell which resulted in a $15.3 million writedown, net of income tax benefit of $8.4 million, included in loss from discontinued operations of the optical parametric test business for the first three quarters of fiscal year 2003.

4.  Sale of Color Printing and Imaging Division

     On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”). The Company accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations –Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. The accrual for estimated liabilities related to the sale was $15.4 million and $36.0 million as of March 1, 2003 and May 25, 2002, respectively. During the third quarter of fiscal year 2003, the Company recorded a gain of $13.0 million, net of income tax expense of $7 million, as a result of the resolution of certain estimated liabilities related to the sale. This gain was reported in discontinued operations on the Condensed Consolidated Statements of Operations.

5.  Repurchase of Common Stock

     On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the third quarter of fiscal year 2003, the Company repurchased 1.7 million shares for $27.7 million. During the first three quarters of fiscal year 2003, the Company repurchased a total of 5.5 million shares for $97.0 million. As of March 1, 2003, the Company repurchased a total of 13.8 million shares at an average price of $22.11 per share totaling $305.1 million under this authorization. The reacquired shares were immediately retired, as required under Oregon corporate law.

 6.  Business Realignment Costs

     Business realignment costs represent actions to realign the Company’s cost structure in response to significant events. Restructuring actions taken during fiscal year 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. The Company expects to achieve future cost savings primarily by reducing employee headcount. In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Management believes that the expected cost savings from restructuring actions implemented in fiscal years 2002 and 2003 have resulted in the costs savings anticipated for those actions.

     During the third quarter of fiscal year 2003, the Company incurred $14.2 million of business realignment costs for employee severance and a facility lease obligation. The Company incurred $12.6 million of severance for the termination of 185 employees resulting from actions to realign the Company’s cost structure, including $11.2 million for 155 former employees of Tektronix Japan. In December 2002 the Company announced a plan to solicit voluntary retirements from employees of Tektronix Japan. Under this voluntary plan, early retirement applications were received and approved during the third quarter of fiscal year 2003. During the third quarter of fiscal year 2003, the Company also incurred $1.6 million for a facility lease obligation in the U.S as described in Note 3.

     During the first three quarters of fiscal year 2003, the Company incurred $27.0 million of business realignment costs for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. The Company incurred $18.4 million of severance for the termination of 365 employees resulting from actions to realign the Company’s cost structure, including $11.2 million for 155 former employees of Tektronix Japan. Severance liabilities for actions taken in fiscal 2002 and 2000 were reduced by $0.5 million largely for employees that unexpectedly left voluntarily without severance. An impairment charge of $9.1 million was recognized for an intangible asset for acquired Bluetooth technology and was impaired due to a lower than previously anticipated market potential for the Company’s products related to this technology. The impairment was determined using the present value of estimated cash flows related to the asset. The Company reversed $2.0 million for a facility lease obligation due to the sale of the Company’s optical transmission test product line in the second quarter of fiscal 2003. As the current sub-lessee may not fulfill its lease obligation, the Company accrued $1.6 million during the third quarter of fiscal 2003 as described in Note 3. Finally, $0.4 million was accrued for the closure of other facilities. These actions, other than the reduction of severance liabilities, do not relate to the previously announced 2000 Plan discussed below.

     During the first three quarters of fiscal year 2002, the Company incurred $14.7 million of net business realignment costs including $14.8 million of expenses to better align future operating expense levels with reduced sales levels offset by $0.1 million of reserve reversals related to the 2000 Plan. The $14.8 million of business realignment costs included $13.4 million of severance related costs for 413 employees and $1.4 million to cancel a service contract in India and certain office closures in Australia, Mexico, South America, Canada and Europe. These actions do not relate to the previously announced 2000 Plan discussed below

      During the first three quarters of fiscal year 2003, the Company paid severance and other accrued liabilities of $14.4 million for business realignment charges recorded in fiscal 2003 and $6.4 million for business realignment charges recorded in fiscal 2002.

     At March 1, 2003, the Company maintained liabilities of $4.1 million related to the severance expenses of 70 employees and $0.2 million related to the exit from certain operations for business realignment activities recorded in fiscal year 2003. At March 1, 2003, the Company maintained liabilities of $1.3 million related to the severance expenses of 23 employees and $1.9 million related to the exit from certain operations for business realignment activities recorded in fiscal year 2002.

The 2000 Plan

In the third quarter of fiscal year 2000, the Company recognized a pre-tax charge of $64.8 million for certain business realignment actions. As of March 1, 2003, the remaining accrued liabilities under this plan was $0.7 million.

7. Earnings Per Share

Quarter ended			Three Quarters ended
March 1,		Feb. 23,	March 1,	Feb. 23,
(In thousands except per share amounts)	2003	2002	2003	2002

Net (loss) earnings	$(2,077)	$10,434	$22,434	$26,625

Weighted average shares used for
basic earnings per share	86,750	91,316	87,826	91,629
Effect of dilutive stock options	195	1,112	245	790

Weighted average shares used for
dilutive earnings per share	86,945	92,428	88,071	92,419

Net (loss) earnings per share - basic	$(0.02)	$0.11	$0.26	$0.29
Net (loss) earnings per share - diluted	$(0.02)	$0.11	$0.25	$0.29

Antidilutive options*	9,230	4,941	6,781	5,035

*	Options which are antidilutive were not included in the computation of diluted net earnings per share.

  8.  Marketable Investments

     The Company records its investments as available-for-sale securities which allows the Company to maximize the investment returns by reacting to fluctuations in interest rates. This requires the investments to be recorded at market value with the resulting unrealized gains and losses included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Realized gains and losses from sales of investments classified as available-for-sale amounted to $0.5 million and $0.8 million, respectively, in the third quarter of fiscal year 2003 and $1.5 million and $1.8 million, respectively, in the first three quarters of fiscal year 2003. During the third quarter and first three quarters of fiscal 2002, all short-term and long-term investments were classified as held-to-maturity. All short-term and long-term investments were converted to available-for-sale beginning February 23, 2002.

     Short-term marketable investments held at March 1, 2003 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$57,747	$690	$—	$58,437
Asset backed securities	38,147	26	(44)	38,129
Mortgage backed securities	2,631	—	(28)	2,603
Federal agency notes and bonds	22,725	231	—	22,956

Short-term marketable investments	$121,250	$947	$(72)	$122,125

Short-term marketable investments held at May 25, 2002 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Commercial paper	$10,962	$—	$—	$10,962
Certificates of deposit	9,358	6	—	9,364
Corporate notes and bonds	87,056	1,099	(46)	88,109
Asset backed securities	65,841	234	(291)	65,784
Mortgage backed securities	4,555	—	(26)	4,529
Federal agency notes and bonds	14,878	18	—	14,896

Short-term marketable investments	$192,650	$1,357	$(363)	$193,644

Long-term marketable investments held at March 1, 2003 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$67,969	$2,387	$—	$70,356
Asset backed securities	71,206	2,924	—	74,130
Mortgage backed securities	147,235	3,277	—	150,512
Federal agency notes and bonds	79,763	1,369	—	81,132
U.S. Treasuries	35,408	786	—	36,194

Long-term marketable investments	$401,581	$10,743	$—	$412,324

Long-term marketable investments held at May 25, 2002 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$52,059	$951	$(10)	$53,000
Asset backed securities	48,929	663	(3)	49,589
Mortgage backed securities	90,510	665	(54)	91,121
Federal agency notes and bonds	85,891	519	(11)	86,399
U.S. Treasuries	20,984	15	(4)	20,995

Long-term marketable investments	$298,373	$2,813	$(82)	$301,104

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

(In thousands)	March 1, 2003	May 25, 2002

Unamortized cost basis of corporate equity securities	$8,427	$4,378
Gross unrealized holding (losses) gains	(344)	9,677

Fair value of corporate equity securities	$8,083	$14,055

9.  Inventories

     Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for obsolete or slow-moving items. Inventories consisted of the following:

(In thousands)	March 1, 2003	May 25, 2002

Materials	$7,124	$3,061
Work in process	39,037	45,867
Finished goods	56,775	68,396

Inventories	$102,936	$117,324

10. Other Current Assets

     Other current assets consisted of the following:

(In thousands)	March 1, 2003	May 25, 2002

Current deferred tax asset	$45,505	$37,414
Other receivables	11,234	10,927
Prepaid expenses	13,053	11,824
Other current assets	1,347	1,383
Held-for-sale assets	8,142	8,593
Notes receivable	33	726

Other current assets	$79,314	$70,867

11. Property, Plant and Equipment

     Property, plant and equipment consisted of the following:

(In thousands)	March 1, 2003	May 25, 2002

Land	$14,623	$698
Buildings	180,206	130,772
Machinery and equipment	273,765	251,885
Accumulated depreciation and amortization	(315,997)	(252,082)

Property, plant and equipment, net	$152,597	$131,273

     Property, plant and equipment as of March 1, 2003 includes the land, buildings and machinery, as well as the associated accumulated depreciation, acquired as part of the of Sony/Tektronix share redemption described in Note 3.

12. Other Long-Term Assets

     Other long-term assets consisted of the following:

(In thousands)	March 1, 2003	May 25, 2002

Goodwill, net	$77,032	$35,708
Corporate equity securities	8,083	14,055
Notes, contracts and leases	9,030	4,905
Investment in Sony/Tektronix Corporation	—	40,487
Other intangible assets, net	20,851	14,499

Other long-term assets	$114,996	$109,654

     The Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. The increase in goodwill during the first three quarters of fiscal year 2003 was due to the $35.6 million addition from the acquisition of Sony/Tektronix Corporation on September 30, 2002 and $5.7 million effect of foreign currency translation as of March 1, 2003.

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

     In the third quarter of fiscal 2003, management approved and initiated an active plan for the sale of the optical parametric test business. Accordingly, the Company classified other long-term assets of the optical parametric test business, primarily goodwill and other intangible assets, totaling $24.4 million as Assets of discontinued operations in the Condensed Consolidated Balance Sheets. The Company recognized a pre-tax writedown of $23.6 million included in loss from discontinued operations in the Condensed Consolidated Statements of Operations for the third quarter of fiscal year 2003. As of March 1, 2003, the remaining net book value of $0.8 million for other long-term assets attributable to the optical parametric test business was included in Assets of discontinued operations in the Condensed Consolidated Balance Sheet.

13. Other Long-Term Liabilities

     Other long-term liabilities consisted of the following:

(In thousands)	March 1, 2003	May 25, 2002

Pension liability	$140,178	$86,936
Deferred compensation	33,407	36,586
Other	1,429	2,505

Other long-term liabilities	$175,014	$126,027

     Other long-term liabilities at March 1, 2003 includes pension and other long-term liabilities assumed as part of the Sony/Tektronix share redemption described in Note 3.

14. Long-Term Debt

     Long-term debt consisted of the following:

(In thousands)	March 1, 2003	May 25, 2002

TIBOR+1.75% facility due September 29, 2006, interest at 1.8375% on March 1, 2003	$54,982	$—
7.5% notes due August 1, 2003	57,300	57,300
7.625% notes due August 15, 2002	—	41,765
Other long-term agreements	1,633	2
Less: current portion	(57,778)	(41,765)

Long-term debt	$56,137	$57,302

     The TIBOR+1.75% debt facility agreement requires the Company to comply with certain financial covenants measured on tangible net worth and certain financial ratios. This agreement also contains a cross default clause which could trigger acceleration of outstanding debt should the Company default on other financial indebtedness, as defined in the agreement. The agreement for the 7.5% notes due August 1, 2003 also contains a cross default clause applicable to other indebtedness of more than $10 million. The Company was in compliance with its debt covenants as of March 1, 2003, and there were no events that could trigger the cross default clauses.

15. Comprehensive Income

     Comprehensive income and its components, net of tax, were as follows:

	Quarter ended		Three Quarters ended
(In thousands)	March 1, 2003	Feb. 23, 2002	March 1, 2003	Feb. 23, 2002

Net (loss) earnings	$(2,077)	$10,434	$22,434	$26,625
Other comprehensive income (loss):
Currency translation adjustment, net of
taxes of $4,769, $(2,243), $11,491
and $(2,356), respectively	7,153	(3,365)	17,237	(3,534)
Unrealized (loss) gain on available-for-
sale securities, net of taxes of $(281),
$1,222, $(926), and $(257),
respectively	(421)	1,839	(1,389)	(381)
Additional minimum pension liability, net of
taxes of $(1,137), zero, $(3,837)
and zero, respectively	(2,117)	—	(6,989)	—

Total comprehensive income	$2,538	$8,908	$31,293	$22,710

      Accumulated other comprehensive loss consisted of the following:

(In thousands)	Foreign currency translation	Unrealized holding gains (losses) on available-for- sale securities	Additional minimum pension liability	Accumulated other comprehensive loss

Balance as of May 25, 2002	$5,461	$8,154	$(91,739)	$(78,124)
First quarter activity	9,859	(1,656)	(2,073)	6,130
Second quarter activity	225	688	(2,799)	(1,886)
Third quarter activity	7,153	(421)	(2,117)	4,615

Balance as of March 1, 2003	$22,698	$6,765	$(98,728)	$(69,265)

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

	Quarter ended		Three Quarters ended
(In thousands)	March 1, 2003	Feb. 23, 2002	March 1, 2003	Feb. 23, 2002

Consolidated net sales to external customers by region:
Americas
United States	$70,591	$93,657	$257,451	$298,100
Other Americas	5,042	7,465	15,967	23,923
Europe	45,164	46,163	131,140	141,776
Pacific	35,884	33,480	119,345	100,165
Japan	31,668	18,563	69,473	50,626

Net sales	$188,349	$199,328	$593,376	$614,590

17. Product Warranty Accrual

     The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

     Changes in the product warranty accrual for the three quarters ended March 1, 2003 were as follows (in thousands):

Balance, May 25, 2002	$11,033
Payments made	—
Change in warranty accruals	(1,728)

Balance, March 1, 2003	$9,305

     The decrease in the product warranty accrual resulted from a decline in related product revenues for the first three quarters of fiscal 2003.

18. Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal year 2003. The Company adopted the provisions of this statement, which did not have a material impact on the financial results of the Company, as of the beginning of the first quarter of fiscal year 2003.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted the provisions of this statement for exit and disposal activities beginning January 1, 2003, which did not have a material impact on the financial results of the Company.

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

     In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are not applicable to the Company since SFAS No. 123 has not been adopted. The disclosure provisions of SFAS No. 148 will be effective for the Company’s annual report on SEC Form 10-K for fiscal year 2003 and interim condensed consolidated financial statements on SEC Form 10-Q for the first quarter of fiscal year 2004.

     In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity could be a corporation, partnership, trust, or any other legal structure used for business purposes that (a) does not have equity investors with voting or decision-making rights; (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities; (c) holds voting rights that are disproportionately low in relation to the actual economics of the investor’s relationship with the entity, and substantially all of the entity's activities involve or are conducted on behalf of that investor; (d) other parties protect the equity investors from expected losses; or (e) parties, other than the equity holders, hold the right to receive the entity’s expected residual returns, or the equity investors´ rights to expected residual returns are capped. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the provisions of Interpretation 46 to have a material effect on its financial position or results of operations.

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

General

     Tektronix, Inc. manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; communication test equipment, including mobile protocol test equipment and radio frequency test equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, excluding Japan; and Japan.

Recent Transactions

     Sony/Tektronix Redemption

     During the second quarter, the Company acquired from Sony Corporation (“Sony”), its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. This facility, which includes certain financial covenants for this Japan subsidiary and the Company, expires September 29, 2006. Sony/Tektronix utilized $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements

     Subsequent to closing, the Company incurred $2.6 million in costs specifically associated with integrating the operations of this subsidiary which are recorded in Acquisition related costs on the Condensed Consolidated Statements of Operations.

Sale of VideoTele.com

     On November 7, 2002, the Company completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock valued at $4.2 million and a note receivable for $3.1 million due in November 2007. The common stock is classified as an available-for-sale security and both the common stock and the note receivable are included in Other long-term assets in the Condensed Consolidated Balance Sheet as of March 1, 2003. Under the terms of the sale agreement, the Company is restricted from selling the common stock for a period of 1 year. The note receivable accrues interest at an annual rate of 8%. As a result of this transaction, employees of VT.c on the transaction date became employees of the post-merger entity at the time of the closing. The sale of VT.c has been accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale, are excluded from continuing operations and recorded as discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations.

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

     The Company had previously accrued certain liabilities related to actions intended to reduce the operating costs associated with the design, production and sale of the optical transmission test products. As a result of the sale to DLI, certain of these liabilities were expected to be mitigated and accordingly, the Company reversed $2.0 million of previously accrued expenses as a reduction to Business realignment costs in the second quarter of fiscal year 2003 in the Condensed Consolidated Statements of Operations. Due to a significant deterioration of their financial condition, it appears more likely than not that DLI will not fulfill its lease obligation, which it assumed from the Company. Accordingly, the Company accrued $1.6 million during the third quarter of fiscal 2003 for the estimated exposure associated with this lease obligation which is included in Business realignment costs in the Condensed Consolidated Statements of Operations.

Discontinued Operations – Optical Parametric Test Business

     During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, have been adjusted to estimated selling price less costs to sell which resulted in a $15.3 million writedown, net of income tax benefit of $8.4 million, included in loss from discontinued operations of the optical parametric test business for the third quarter and first three quarters of fiscal year 2003.

Business Realignment Costs

     Business realignment costs represent actions to realign the Company’s cost structure in response to significant events. Restructuring actions taken during fiscal year 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. The Company expects to achieve future cost savings primarily by reducing employee headcount. In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Management believes that the expected cost savings from restructuring actions implemented in fiscal years 2002 and 2003 have resulted in the costs savings anticipated for those actions.

      During the third quarter of fiscal year 2003, the Company incurred $14.2 million of business realignment costs for employee severance and a facility lease obligation. The Company incurred $12.6 million of severance for the termination of 185 employees resulting from actions to realign the Company’s cost structure, including $11.2 million for 155 former employees of Tektronix Japan. In December 2002 the Company announced a plan to solicit voluntary retirements from employees of Tektronix Japan. Under this voluntary plan, early retirement applications were received and approved during the third quarter of fiscal year 2003. During the third quarter of fiscal year 2003, the Company also incurred $1.6 million for a facility lease obligation in the U.S as described in Note 3.

     During the first three quarters of fiscal year 2003, the Company incurred $27.0 million of business realignment costs for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. The Company incurred $18.4 million of severance for the termination of 365 employees resulting from actions to realign the Company’s cost structure, including $11.2 million for 155 former employees of Tektronix Japan. Severance liabilities for actions taken in fiscal 2002 and 2000 were reduced by $0.5 million largely for employees that unexpectedly left voluntarily without severance. An impairment charge of $9.1 million was recognized for an intangible asset for acquired Bluetooth technology and was impaired due to a lower than previously anticipated market potential for the Company’s products related to this technology. The impairment was determined using the present value of estimated cash flows related to the asset. The Company reversed $2.0 million for a facility lease obligation due to the sale of the Company’s optical transmission test product line in the second quarter of fiscal 2003. As the current sub-lessee may not fulfill its lease obligation, the Company accrued $1.6 million during the third quarter of fiscal 2003 as described in Note 3 to the Condensed Consolidated Financial Statements. Finally, $0.4 million was accrued for the closure of other facilities. These actions, other than the reduction of severance liabilities, do not relate to the previously announced 2000 Plan discussed below.

     During the first three quarters of fiscal year 2002, the Company incurred $14.7 million of net business realignment costs including $14.8 million of expenses to better align future operating expense levels with reduced sales levels offset by $0.1 million of reserve reversals related to the 2000 Plan. The $14.8 million of business realignment costs included $13.4 million of severance related costs for 413 employees and $1.4 million to cancel a service contract in India and certain office closures in Australia, Mexico, South America, Canada and Europe. These actions do not relate to the previously announced 2000 Plan discussed below.

     During the first three quarters of fiscal year 2003, the Company paid severance and other accrued liabilities of $14.4 million for business realignment charges recorded in fiscal 2003 and $6.4 million for business realignment charges recorded in fiscal 2002.

     At March 1, 2003, the Company maintained liabilities of $4.1 million related to the severance expenses of 70 employees and $0.2 million related to the exit from certain operations for business realignment activities recorded in fiscal year 2003. At March 1, 2003, the Company maintained liabilities of $1.3 million related to the severance expenses of 23 employees and $1.9 million related to the exit from certain operations for business realignment activities recorded in fiscal year 2002.

The 2000 Plan

     In the third quarter of fiscal year 2000, the Company recognized a pre-tax charge of $64.8 million for certain business realignment actions. As of March 1, 2003, the remaining accrued liabilities under this plan was $0.7 million.

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

   Contingent Liabilities

     The Company is subject to claims or litigation concerning intellectual property, environmental and employment issues, as well as settlement of liabilities related to prior dispositions of assets. As a result, liabilities have been established based upon management’s best estimate of the ultimate outcome of these contingent liabilities. The Company reviews the status of its litigation, indemnities and other contingencies on a regular basis and adjustments are made as information becomes available. As of March 1, 2003, the Company had $25.3 million recorded as contingent liabilities in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet.

     As a result of divestiture activities, the Company is subject to certain contingencies due to contractual obligations entered into at the time of these divestitures and liabilities retained by the Company. Included in these liabilities is a reserve for contingent liabilities related to the sale of CPID on January 1, 2000. During the third quarter of fiscal year 2003, the Company reduced the estimated liability by $20 million as a result of the resolution of certain estimated liabilities related to the sale. This reversal was reported as a gain on sale of CPID in discontinued operations on the Condensed Consolidated Statements of Operations. As of March 1, 2003, the Company had $15.4 million recorded as a reserve for liabilities associated with the sale of CPID, which is included in the $25.3 million of total contingent liabilities noted above. The $15.4 million of reserves primarily relates to remaining liabilities retained by the Company at the time of sale and contingent contractual indemnities.

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

      The remaining $9.9 million of contingent liabilities includes amounts related to environmental, intellectual property and employment issues, as well as liabilities related to other prior dispositions of assets.

   Intangible assets

     The Company adopted the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of March 1, 2003, the Company has $77.0 million of goodwill recorded in Other long-term assets on the Condensed Consolidated Balance Sheet.

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

     During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of this the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, have been adjusted to estimated selling price less costs to sell which resulted in a $15.3 million writedown, net of income tax benefit of $8.4 million, included in loss from discontinued operations of the optical parametric test business for the first three quarters of fiscal year 2003.

     For intangible assets with definite useful lives, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As of March 1, 2003, the Company had $20.9 million of non-goodwill intangible assets recorded in Other long-term assets, which includes patents and licenses for certain technology. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to impair these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

     During the first three quarters of fiscal year 2003, the Company impaired an intangible asset related to acquired Bluetooth technology resulting in an expense of $9.1 million, which is included in Business realignment costs in the Condensed Consolidated Statement of Operations.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined based on currently-adjusted standard costs, which approximates actual cost on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in-process, finished goods and demonstration equipment of $102.9 million as of March 1, 2003. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items. These write-downs reduce the inventory value of these obsolete or slow-moving items to their net realizable value. Such estimates are difficult to make under the current economic conditions. The write-down is based on current and forecasted demand and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. In addition, excessive amounts of the used equipment in the marketplace can negatively impact the net realizable value of the Company’s demonstration equipment. If actual market conditions are different than anticipated, Cost of sales in the Condensed Consolidated Statement of Operations may be different than expected in the period in which more information becomes available.

   Pension plan

     Benefit plans are a significant cost of doing business and yet represent obligations that will be settled far in the future and therefore are subject to certain estimates. Pension accounting is intended to reflect the recognition of future benefit costs over the employee's approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The accounting standards require that management make assumptions regarding such variables as the expected long-term rate of return on assets and the rate applied to determine service cost and interest cost to arrive at pension income and cost for the year. As the rate of return on plan assets assumption is a long-term estimate, it can differ materially from the actual return realized on plan assets in any given year, especially when markets are highly volatile.

     Excluding the pension plan related to the newly acquired Japan subsidiary, the Company’s estimated long-term rate of return on plan assets for fiscal year 2003 is 9.1%. A one percent change in the estimated long-term rate of return on plan assets would have resulted in a change in operating income of $4.3 million for the three quarters ended March 1, 2003. Included in income for the three quarters ended March 1, 2003 is $6.5 million of income generated by the recognition of return on plan assets in excess of the associated pension expense. The assumed return on plan assets will likely differ from the actual return on plan assets. To the degree the actual return on plan assets is greater or less than the assumed return, an unrecognized gain or loss will accumulate, which may impact net income over future periods.

     In connection with the Sony/Tektronix Acquisition, the Company assumed the assets and liabilities of the Japan subsidiary. Included in the liabilities assumed was a net pension liability of $61.1 million as of September 30, 2002, the acquisition date. The estimated return on plan assets assumed for this plan is 6.5%. Only five months of operations were included in the Consolidated Statement of Operations as of March 1, 2003. Through March 1, 2003, $3.6 million of net expense has been recognized associated with this Japan based pension plan. This net expense is based on estimates, in the same manner discussed for the above plans. To the degree the actual return on plan assets is greater or less than the estimated return, an unrecognized gain or loss will accumulate, which may impact net income in future years.

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

     At May 25, 2002, the most recent valuation date, the accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans. In accordance with SFAS 87, "Employers' Accounting for Pensions", a minimum pension liability is recognized for the unfunded accumulated benefit obligation. Recognition of an additional minimum liability is required if an unfunded accumulated benefit obligation exists and (a) an asset has been recognized as prepaid pension cost, (b) the liability already recognized as unfunded accrued pension cost is less than the unfunded accumulated benefit obligation, or (c) no accrued or prepaid pension cost has been recognized. The Company has recognized an additional minimum liability in accordance with SFAS 87. Since the additional minimum liability exceeded unrecognized prior service cost, the excess (which would represent a net loss not yet recognized as net periodic pension cost) is reported as a component of other comprehensive income, net of applicable income tax benefit. The Company initially recorded an additional pension liability at the end of fiscal year 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. As of March 1, 2003 the additional pension liability included in other comprehensive income was $98.7 million, net of income taxes of $53.2 million. The implication of the additional pension liability is that it may reduce net income in future years by reducing the market related value of plan assets, thereby reducing the asset base upon which the Company recognizes a return. Additionally, the Company may find it necessary to fund additional pension assets, which would increase the market related value of plan assets upon which the Company recognizes a return, but would reduce operating cash and future interest earnings on that cash.

   Income Taxes

     The Company is subject to taxation from federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involves a significant amount of management judgment and is based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures. The liabilities are frequently reviewed for their adequacy. As of March 1, 2003, the Company was subject to income tax audits for fiscal years 2001 and 2002. The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax (benefit) expense in the Condensed Consolidated Statement of Operations in the period of the event.

     In September 2002, the Company negotiated a settlement with the United States Internal Revenue Service (“IRS”) with respect to their audit of the fiscal years 1998 through 2000. As a result of the audits settled and the current audit activity in progress, the Company revised its estimated liability for income taxes as of August 31, 2002. The revision resulted in a $12.5 million net reduction of previously estimated liabilities. This had the effect of reducing Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet and decreased the Income tax expense on the Condensed Consolidated Statement of Operations in the first quarter of fiscal year 2003. With the completion of the IRS audit for fiscal years 1998 through 2000, the Company’s open years for United States federal purposes are now 2001 and 2002. As of March 1, 2003, the Company maintains estimated liabilities for open IRS and other taxing jurisdiction assessments, as discussed above. The settlement of additional open audits or changes in other circumstances could result in further material adjustment to the estimated liability and the associated tax expense in the period in which such events occur.

     Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of March 1, 2003, the Company had established a valuation allowance against deferred tax assets, and had not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets, including those related to Tektronix Japan. During the third quarter of fiscal 2003, the Company implemented certain operational changes that were consistent with our tax planning strategies that are expected to result in the utilization of certain deferred tax assets for which valuation allowances had previously been established.

Third Quarter Fiscal Year 2003 Compared to Third Quarter Fiscal Year 2002

   Economic Conditions

     Beginning in fiscal year 2001 and continuing during fiscal year 2002, economic conditions have had a negative impact on many markets into which the Company sells products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. Capital spending within these industries, the area that most impacts the Company, declined significantly in fiscal year 2002. The telecommunications and optical industries experienced the most substantial downturns during fiscal year 2002. These conditions adversely impacted the Company throughout fiscal year 2002, and have continued into fiscal year 2003. In response to the reduced level of orders and associated sales, the Company incurred business realignment costs of $27.0 million during fiscal year 2002. These costs were incurred in an effort to reduce fixed costs in future periods by reducing headcount and restructuring operations in certain foreign and domestic locations. During the first three quarters of fiscal year 2003, the Company incurred business realignment costs of $27.0 million, as discussed above in Business Realignment Costs.

Management of the Company anticipates that business realignment and acquisition related costs of approximately $10 million to $12 million will be incurred in the fourth quarter of fiscal year 2003 to further reduce the Company’s cost structure in order to continue to improve its operating model at current sales levels. Management of the Company is unable to predict the ultimate severity and duration of the recent economic conditions or their impact on the Company.

   Product Orders

     Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. Product orders for the third quarter of fiscal year 2003 were $179.8 million, an increase of $7.5 million from product orders of $172.3 million in the third quarter of fiscal year 2002. Order growth resulted from strong orders in our mobile protocol test and radio frequency test product lines, and the consolidation of Tektronix Japan, offset by declines in our optical products and the impact of order timing for general purpose products. Product orders for the first three quarters of fiscal year 2003 were $550.6 million, an increase of $33.3 million or 6% from product orders of $517.3 million in the first three quarters of fiscal year 2002. This increase was primarily due the incremental impact of $22.3 million from acquisition of the Japan subsidiary contributed to this increase over the prior year comparable period. To a lesser extent, the increase was also due to an extra week of operations in the Company’s first quarter of fiscal year 2003, which had 14 weeks as compared to 13 weeks in the first quarter of the prior year, as well as higher than average cancellations in the first quarter of fiscal year 2002.

     In the third quarter, orders from the Americas were $71.7 million, a decrease of $12.8 million or 15% from the third quarter of the prior year. This decrease was primarily attributable to orders decline in the United States, which decreased to $66.6 million, or 14%, from $77.2 million in the prior year. The decline in the United States as compared with the prior year is primarily related to the continued decline in the economic conditions of the end markets into which the Company sells its products. See the Economic Conditions section above. Management of the Company believes that uncertainty related to geopolitical conditions has also contributed to the decrease in orders in the United States.

     Orders from Japan were $32.3 million, an increase of $15.8 million or 96% from the third quarter fiscal year 2002 orders. The increase in Japan is primarily due to the incremental impact of inclusion of orders from the newly acquired Japan subsidiary. In addition, orders from the Pacific, excluding Japan, were $37.1 million, up $3.3 million or 10% from the third quarter of the prior year. Orders from Europe increased to $38.7 million, an increase of $1.2 million or 3% from the third quarter of the prior year.

     For the first three quarters of fiscal year 2003, orders from the Americas were $236.6 million, a decrease of $4.5 million or 2% from the first three quarters of the prior year. This decrease was primarily due to orders from the Other Americas, which decreased to $16.0 million, or 25% from orders of $21.2 million in the prior year. Orders from the United States of $220.6 million for the first three quarters of fiscal 2003 increased slightly from $219.9 million in the prior year. The slight growth in the United States as compared with the prior year is primarily attributable to the extra week in the current fiscal year as well as higher than average cancellations in the first quarter of fiscal year 2002. Orders from Japan were $72.5 million, an increase of $28.7 million or 66% from the first three quarters of fiscal year 2002. This increase in Japan orders is primarily due to the $22.3 million incremental impact from inclusion of orders from the newly acquired Japan subsidiary in the second quarter of fiscal year 2003. In addition, orders from the Pacific, excluding Japan, were $120.4 million, up $15.4 million or 15% from the first three quarters of the prior year. Orders from Europe declined to $120.9 million, a decrease of $6.4 million or 5% from the first three quarters of fiscal year 2002 as a result of continued difficult economic conditions in the Europe region.

   Net Sales

     Net sales for the third quarter of fiscal year 2003 were $188.3 million, a decrease of $11.0 million from net sales of $199.3 million in the third quarter of the prior year. Net sales for the first three quarters of fiscal year 2003 were $593.4 million, a decrease of $21.2 million from net sales of $614.6 million in the same period of the prior year. The decreases in net sales are primarily attributable to continued weakness in the markets into which the Company sells it products as well as lower backlog in the current year as compared with the prior year. As backlog levels are reduced, the Company becomes more reliant on the timing of order receipts within the quarter to convert orders to sales. The decline in sales for the third quarter of fiscal year 2003 compared to the prior year was partially offset by $14.1 million of sales in the third quarter of fiscal year 2003 resulting from the incremental impact of consolidation of the newly acquired Japan subsidiary. The decline in net sales for the first three quarters of fiscal year 2003 compared to the prior year was offset by $20.2 million of sales resulting from the incremental impact of consolidation of the newly acquired Japan subsidiary and $6.6 million of sales related to the sale of optical transmission test products in the second quarter of fiscal year 2003.

     In the third quarter of fiscal year 2003, net sales from the Americas, including the United States, were $75.6 million, a decrease of $25.5 million or 25% from $101.1 million in the third quarter of the prior year. Net sales from Japan were $31.7 million, an increase of $13.1 million or 71% from the third quarter fiscal year 2002 sales, primarily due to a $14.1 million increase resulting from the incremental impact of consolidation of the newly acquired Japan subsidiary. In addition, sales from the Pacific, excluding Japan, were $35.9 million, up $2.4 million or 7% from the third quarter of the prior year. Sales from Europe declined to $45.2 million, a decrease of $1.0 million or 2% from the third quarter of fiscal year 2002. The decreases in the Americas and Europe reflect the trend of orders in these regions during these comparative time frames. The increase in the Pacific, excluding Japan was attributable to the ability to ship orders based on the timing of orders received within the quarter, as overall demand in orders for this region has increased over the prior year.

     For the first three quarters of fiscal year 2003, net sales from the Americas were $273.4 million, a decrease of $48.6 million or 15% from the first three quarters of the prior year. This decrease comprised the United States, which decreased to $257.5 million, down 14%, from $298.1 million in the prior year and the Other Americas, which decreased to sales of $16.0 million, down 33% from $23.9 million in the prior year. The decrease in the Americas was primarily the result of lower backlog levels, which constrained the Company’s ability to generate sales through the reduction of backlog.

     Net sales from Japan were $69.5 million, an increase of $18.8 million or 37% from sales in the first three quarters of fiscal year 2002, primarily due to a $20.2 million increase resulting from the incremental impact of consolidation of the newly acquired Japan subsidiary. In addition, sales from the Pacific, excluding Japan, were $119.3 million, up $19.2 million or 19% from the first three quarters of the prior year. This increase is the result of increased orders in this region during these comparative periods. Sales from Europe declined to $131.1 million, a decrease of $10.6 million or 8% from the first three quarters of fiscal year 2002 as a result of the decline in orders during these comparative periods.

   Gross Profit and Gross Margin

     Gross profit was $100.4 million for the third quarter of fiscal year 2003, nearly flat from gross profit of $99.7 million for the third quarter of fiscal year 2002. The impact of lower net sales in the current quarter was offset by relatively lower cost of sales compared to the prior year. Gross margin as a percentage of net sales was 53% in the third quarter of fiscal year 2003 compared to 50% in the third quarter of the prior year. A primary reason for this increase in gross margin is the positive impact of consolidating Tektronix Japan in the current year. Prior to September 30, 2002, sales to Japan were made through Sony/Tektronix, the Company’s 50% joint venture. Accordingly, these sales had lower gross margin under the joint venture structure as they represented sales to an unconsolidated distributor. Following the acquisition of Sony/Tektronix on September 30, 2002, the results of this entity, now known as Tektronix Japan, are consolidated into the Company’s results of operations. Therefore, revenue and gross margin associated with end-user sales in Japan are now recognized, which has the effect of increasing gross margin. An additional reason for the increase in gross margin is an increase in the sales mix of higher margin new oscilloscope and mobile protocol products in the current year quarter as compared with the prior year. Additionally, charges associated with the impairment of inventory decreased in the current year as compared with the prior year, declining $0.6 million.

     For the first three quarters of fiscal year 2003, gross profit was $301.5 million, a decrease of $4.8 or 2% from gross profit in the same period last year. The decrease was attributable to lower sales volume in the current fiscal year. Gross margin as a percentage of net sales was 51% for the first three quarters of fiscal year 2003 compared to 50% for the same period last year. The slight improvement in gross margin was attributable to positive impact of consolidating Tektronix Japan since the second quarter of the current year and increase in the sales mix of higher margin products during the third quarter of the current year. In addition, year to date charges associated with the impairment of inventory decreased as compared with the prior year comparable period by $1.6 million.

    Operating Expenses

     For the third quarter of fiscal year 2003, operating expenses, including business realignment and acquisition related costs, were $105.4 million, an increase of $20.3 million from $85.1 million for the third quarter of fiscal year 2002. Operating expenses for the third quarter of fiscal year 2003 include $13.5 million of incremental operating expenses resulting from the consolidation of Tektronix Japan. Business realignment costs and acquisition related costs were $15.0 million, an increase of $12.6 million from $2.4 million for the third quarter of fiscal year 2002. Offsetting decreases in operating expenses for the third quarter of fiscal year 2003 were primarily due to reduction in employee headcount resulting from cost reduction actions taken in fiscal years 2002 and 2003. This resulted in an operating loss of $5.0 million as compared with operating income of $14.6 million in the same quarter of the prior year.

     For the first three quarters of fiscal year 2003, operating expenses, including business realignment and acquisition related costs, were $290.7 million, an increase of $11.6 million from $279.1 million for the first three quarters of fiscal year 2002. Operating expenses for the first three quarters of fiscal year 2003 include $23.0 million of incremental operating expenses resulting from the consolidation of Tektronix Japan. Business realignment costs and acquisition related costs were $29.6 million, an increase of $14.9 million from $14.7 million for the third quarter of fiscal year 2002. Offsetting decreases in operating expenses for the third quarter of fiscal year 2003 were primarily due to reduction in employee headcount resulting from cost reduction actions taken in fiscal years 2002 and 2003. This resulted in operating income of $10.9 million, or 2% of net sales during the first three quarters of the current year, compared with operating income of $27.2 million, or 4% of net sales in the same period of the prior year.

     Research and development expenses were $26.7 million during the third quarter of fiscal year 2003, which decreased slightly from $27.0 million in the same quarter in the prior year. The decrease in research and development expenses, largely from lower materials spending due to timing of large projects and headcount reductions, was offset by incremental expenses of $2.4 million resulting from the consolidation of Tektronix Japan. As a percentage of net sales, research and development expenses remained flat at 14%. During the first three quarters of fiscal year 2003, Research and development expenses were $75.9 million or 13% of net sales, as compared with $89.2 million or 15% of net sales in the same period of the prior year. These decreases are the net result of higher spending associated with the timing of new product launches in fiscal year 2002 partially offset by an extra week of operations in fiscal year 2003 and the incremental impact of consolidation of research and development expenses of $4.2 million from Tektronix Japan.

     Selling, general and administrative expenses were $63.8 million or 34% of net sales for the third quarter of fiscal year 2003, an increase of $10.0 million from $53.8 million, or 27% of net sales for the prior year. The increase in selling, general and administrative expenses for the third quarter of fiscal year 2003 includes incremental expenses of $11.1 million resulting from the consolidation of Tektronix Japan. During the first three quarters of fiscal year 2003, Selling, general and administrative expenses were $182.9 million or 31% of net sales, an increase of $15.0 million, as compared with $167.9 million or 27% in the same period in the prior year. The increase in selling, general and administrative expenses for the first three quarters of fiscal year 2003 reflects the incremental impact of the consolidation of Tektronix Japan of $18.9 million and an extra week of operations in fiscal year 2003, partially offset by the impact of headcount reductions and other cost restructuring actions enacted by the Company.

     Equity in business ventures’ loss represents the Company’s 50% share of net loss from Sony/Tektronix. During the second quarter of fiscal year 2003, the Company completed the acquisition of Sony/Tektronix. Results prior to the date of acquisition are included in Equity in business ventures’ loss at Tektronix’ ownership percentage. Results subsequent to the acquisition date have been consolidated in the operating results of the Company. See the discussion in Recent Transactions section of the Management’s Discussion and Analysis for further information on this acquisition. Equity in business ventures’ loss was $2.9 million for the first three quarters of fiscal year 2003, compared with equity losses of $3.1 million during the same period a year ago.

     During the third quarter of fiscal year 2003, the Company incurred $14.2 million of business realignment costs for employee severance and a facility lease obligation. The Company incurred $12.6 million of severance for the termination of 185 employees resulting from actions to realign the Company’s cost structure, including $11.2 million for 155 former employees of Tektronix Japan. In December 2002 the Company announced a plan to solicit voluntary retirements from employees of Tektronix Japan. Under this voluntary plan, early retirement applications were received and approved during the third quarter of fiscal year 2003. During the third quarter of fiscal year 2003, the Company also incurred $1.6 million for a facility lease obligation in the U.S as described in Note 3.

     During the first three quarters of fiscal year 2003, the Company incurred $27.0 million of business realignment costs for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. The Company incurred $18.4 million of severance for the termination of 365 employees resulting from actions to realign the Company’s cost structure, including $11.2 million for 155 former employees of Tektronix Japan. Severance liabilities for actions taken in fiscal 2002 and 2000 were reduced by $0.5 million largely for employees that unexpectedly left voluntarily without severance. An impairment charge of $9.1 million was recognized to writedown an intangible asset for acquired Bluetooth technology that was impaired due to a lower than previously anticipated market potential for the Company’s products related to this technology. The impairment was determined using the present value of estimated cash flows related to the asset. The Company reversed $2.0 million for a facility lease obligation due to the sale of the Company’s optical transmission test product line in the second quarter of fiscal 2003. As the current sub-lessee may not fulfill its lease obligation, the Company accrued $1.6 million during the third quarter of fiscal 2003 as described in Note 3 to the Condensed Consolidated Financial Statements. Finally, $0.4 million was accrued for the closure of other facilities. These actions, other than the reduction of severance liabilities, do not relate to the previously announced 2000 Plan discussed below.

     During the third quarter and first three quarters of fiscal year 2003, the Company incurred acquisition related costs of $0.8 million and $2.6 million, respectively. These costs relate to the Sony/Tektronix Acquisition completed during the second quarter of fiscal year 2003. See the discussion in Recent Transactions section of the Management’s Discussion and Analysis for further information on this acquisition.

     During the third quarter and the first three quarters of fiscal year 2003, the Company recognized a gain on disposal of fixed assets of $0.1 million and $0.6 million, respectively. This compares with a loss on sale of fixed assets of $0.4 million for the third quarter of the prior year and $4.2 million for the first three quarters of the prior fiscal year. The change from these prior year comparative periods is largely due to the $3.2 million impairment of a building in the second quarter of the prior fiscal year.

   Non-Operating Income/Expense

     Interest expense was $1.2 million for the third quarter of fiscal year 2003, as compared with $2.8 million in the same quarter of the prior year. For the first three quarters of fiscal year 2003, interest expense was $4.6 million as compared with $8.1 million in the same period of the prior year. The overall decrease in interest expense is due to a reduction in the average balance of outstanding debt due to the Company’s retirement of outstanding long-term debt and the extinguishment of $41.8 million of long-term debt on the scheduled payment date of August 15, 2002.

     Interest income was $6.8 million in the third quarter of fiscal year 2003 as compared with $7.7 million in the same quarter of the prior year. For the first three quarters of fiscal year 2003, interest income was $21.6 million as compared with $26.3 million in the same period of the prior year. The decrease in interest income can be primarily attributed to lower returns on investments in the first three quarters of fiscal year 2003 as compared to investment returns in the same period of fiscal year 2002 due to decreases in interest rates and to a lesser degree, a lower average balance of cash and marketable investments during the comparative periods.

     Other expense, net was $0.4 million in the third quarter of fiscal year 2003 as compared with $1.2 million in the same quarter of the prior year. For the first three quarters of fiscal year 2003, other expense was $2.5 million as compared with $4.8 million in the same period of the prior year. This includes items such as foreign currency exchange and other miscellaneous fees and expenses.

   Income Taxes

     Income tax (benefit) expense from continuing operations was a net benefit of $0.7 million in the third quarter of fiscal year 2003 as compared with an expense of $6.4 million in the same quarter of the prior year. During the third quarter of fiscal year 2003, management of the Company reduced the effective tax rate for continuing operations from 35% to 32% for the year. This decrease in the effective tax rate resulted from the implementation of certain operational changes that were consistent with our tax planning strategies. Since the provision for income tax expense in the first two quarters of fiscal year 2003 was based on an effective tax rate of 35%, a benefit of $0.8 million was recognized in the third quarter of fiscal year 2003 to reflect this change in estimate. For the first three quarters of fiscal year 2003, the income tax benefit was $4.3 million as compared with expense of $14.2 million in the first three quarters of the prior year. The benefit for the first three quarters of fiscal year 2003 includes a $12.5 million income tax benefit resulting from the favorable settlement of the IRS audit of the Company’s fiscal years 1998, 1999 and 2000. The effective tax rate, excluding the effect of the IRS settlements, was 32% and 35% for fiscal years 2003 and 2002, respectively.

   Income from Continuing Operations

     For the third quarter of fiscal year 2003, income from continuing operations was $0.9 million, compared to $11.9 million for the third quarter of fiscal year 2002. Income from continuing operations for the third quarter of fiscal year 2003 includes a net loss of $10.3 million from the incremental impact of consolidating Tektronix Japan. For the first three quarters of fiscal year 2003, income from continuing operations was $29.8 million, compared to $26.4 million for the first three quarters of fiscal year 2002. Income from continuing operations for the first three quarters of fiscal year 2003 includes a net loss of $13.4 million from the incremental impact of consolidating Tektronix Japan.

   Discontinued Operations

     In the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of the optical parametric test business. For the third quarter of fiscal year 2003 and first three quarters of fiscal year 2003, the loss from discontinued operations of the optical parametric test business of $15.8 million and $17.3 million, respectively, includes a $15.3 million writedown, net of income tax benefit of $8.4 million, of the carrying value of net assets which were adjusted to estimated selling price less costs to sell.

     During the third quarter of fiscal year 2003, the Company reversed accrued liabilities totaling $13 million, net of tax, in the third quarter of fiscal year 2003, which were originally recorded in connection with the sale of the Color Printing and Imaging Division in January 2000. These amounts were reversed as the result of the resolution of certain estimated liabilities.

     In the first quarter of fiscal year 2002, the Company reached settlement on certain outstanding contingencies related to the sale of the Color Printing and Imaging division. The settlement of these contingencies resulted in an additional gain on the sale of $0.9 million, net of tax, for the first three quarters of fiscal year 2002.

     In the third quarter of fiscal year 2003, the Company paid additional transaction-related fees of $0.1 million, net of tax, related to the sale of the VT.c subsidiary, which was sold on November 7, 2002 as described in the Recent Transactions section above. In the third quarter of fiscal year 2002, VT.c had a net loss from operations of $1.4 million, which was classified as discontinued operations.

     For the first three quarters of fiscal year 2003, the Company recognized loss from discontinued operations of $3.1 million related to the VT.c subsidiary, which comprised a loss of $2.6 million from operations of VT.c during the year prior to the sale and a loss of $0.5 million from the sale of the operations.

     For the first three quarters of fiscal year 2002, VT.c had a net loss of $0.7 million, which were classified as discontinued operations.

   Net Earnings/Loss

     The Company recognized a net loss of $2.1 million for the third quarter of fiscal year 2003, down from net earnings of $10.4 million for the third quarter of fiscal year 2002. This decrease was primarily due to the $15.0 million of pre-tax business realignment and acquisition related costs and $15.8 million net loss from discontinued operations of the optical parametric test business, offset by the $13.0 million reversal of liabilities, net of tax, related to the sale of the Color Printing and Imaging division in the third quarter of fiscal year 2003.

     For the first three quarters of fiscal year 2003, the Company recognized net earnings of $22.4 million, down from $26.6 million recorded for the same period in the prior year. This decrease was due to a number of factors, which include a $14.9 million pre-tax increase in business realignment costs and acquisition related costs over the prior year period and $17.3 net loss from discontinued operations of the optical parametric test business. These charges were partially offset by $13.0 million reversal of liabilities, net of tax, related to the sale of the Color Printing and Imaging division discussed above; and the $12.5 million income tax benefit from favorable settlement of the IRS audit recorded in the first three quarters of fiscal year 2003.

   Earnings Per Share

     For the third quarter of fiscal year 2003, the Company recognized a $0.02 net loss per share on a basic and diluted basis. For the third quarter of fiscal year 2002, the Company recognized basic and diluted earnings per share of $0.11. The decrease in earnings per share is a result of decreased net earnings discussed above partially offset by a decrease in the weighted average basic and diluted shares outstanding due to shares repurchased by the Company during fiscal year 2002 and the first three quarters of fiscal year 2003.

     For the first three quarters of fiscal year 2003, the Company recognized basic and diluted earnings per share of $0.26 and $0.25, respectively. For the first three quarters of fiscal year 2002, the Company recognized basic and diluted earnings per share of $0.29. The decrease in earnings per share is a result of decreased net earnings discussed above and a decrease in the weighted average basic and diluted shares outstanding due to shares repurchased by the Company during fiscal year 2002 and the first three quarters of fiscal year 2003.

Financial Condition, Liquidity and Capital Resources

   Financial Condition

     At March 1, 2003, the Company’s net working capital was $330.3 million, a decrease of $173.6 million from May 25, 2002. Current assets decreased $208.2 million primarily due to a decrease in cash and cash equivalents and short-term investments as the Company converted $111.2 million of its cash and cash equivalents and short-term investments to long-term marketable investments. In addition, the Company extinguished $41.8 million of debt at its due date in August 2002 and repurchased $97.0 million of its common stock. The Company also had $14.4 million of assets related to the VT.c subsidiary as of May 25, 2002, which were sold during the second quarter of fiscal year 2003 and $24.9 million of assets related to the optical parametric test business, which were written down to estimated selling price less costs to sell during the third quarter of fiscal year 2003. These decreases were partially offset by $38.3 million in cash provided by operations and $66.2 million of current assets consolidated as a result of the Sony/Tektronix Acquisition. Other notable changes in current assets include inventories, which decreased $14.4 million to $102.9 million as a result of reduction of inventory related to the sale of the optical transmission test products described above in Recent Transactions, the Company's ongoing efforts to reduce levels of demonstration equipment, improve inventory turns, and to a lesser extent, inventory write-offs incurred during the first three quarters of fiscal year 2003. This was partially offset by the addition of $17.3 million of inventory consolidated as a result of the Sony/Tektronix Acquisition. Current liabilities decreased $34.6 million to $239.1 million as of March 1, 2003 from $273.7 million at May 25, 2002. This decrease was primarily due to a reduction in accounts payable of $46.8 million due to the reversal of contingent liabilities related to the sale of CPID; reversal of income tax reserves resulting from the favorable IRS audit; and lower operating expenses in fiscal year 2003. This was offset by the assumption of $22.4 million in accounts payable and accrued liabilities consolidated as a result of the Sony/Tektronix Acquisition. The Current portion of long-term debt increased $16.0 million, which is primarily due to the reclassification from long-term to short-term of the $57.3 million due August 2003, reduced by the $41.8 million payment of debt on August 15, 2002.

     Property, plant and equipment, net, increased $21.3 million during the first three quarters of fiscal year 2003 to $152.6 million. The increase was due mainly to $36.8 million of fixed assets acquired in the Sony/Tektronix Acquisition and approximately $11.7 million in capital expenditures during the same period. This increase was partially offset by $24.4 million of depreciation expense and $3.4 million disposed of in the sale of the optical transmission test product line.

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

     On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the third quarter of fiscal year 2003, the Company repurchased 1.7 million shares for $27.7 million. During the first three quarters of fiscal year 2003, the Company repurchased a total of 5.5 million shares for $97.0 million. As of March 1, 2003, the Company repurchased a total of 13.8 million shares at an average price of $22.11 per share totaling $305.1 million under this authorization. Reacquired shares are immediately retired under Oregon corporate law. The Company will continue to repurchase shares under this authorization when deemed economically beneficial.

   Liquidity and Capital Resources

     As of March 1, 2003, the Company held $689.7 million in cash and cash equivalents and marketable investments excluding corporate equity securities, a decrease of $66.4 million from the balance of $756.1 million at May 25, 2002. Activity during the first three quarters of fiscal year 2003 included the repurchase of common stock, the extinguishment of debt and the funding of the pension plan. These uses of cash were offset by net earnings and other positive operating cash flows.

     The Company consolidated $53.1 million of long-term debt through the Sony/Tektronix Acquisition, which is due on September 29, 2006. At March 1, 2003, the Company maintained unsecured bank credit facilities totaling $146.9 million, of which $90.7 million was unused.

     Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations for the next 12 months.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Acquisitions,” for the disposal of a segment of a business. SFAS No. 144 maintains the method for recording an impairment on assets to be held under SFAS No. 121 and establishes a single accounting model based on the framework established in SFAS No. 121 for long-lived assets to be disposed of by sale. This statement also broadens the presentation of discontinued operations to include more disposal activities. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal year 2003. The Company adopted the provisions of this statement, which did not have a material impact on the financial results of the Company, as of the beginning of the first quarter of fiscal year 2003.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted the provisions of this statement for exit and disposal activities beginning January 1, 2003, which did not have a material impact on the financial results of the Company.

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

     In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are not applicable to the Company since SFAS No. 123 has not been adopted. The disclosure provisions of SFAS No. 148 will be effective for the Company’s annual report on

SEC Form 10-K for fiscal year 2003 and interim condensed consolidated financial statements on SEC Form 10-Q for the first quarter of fiscal year 2004.

     In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities.” In general, a variable interest entity could be a corporation, partnership, trust, or any other legal structure used for business purposes that (a) does not have equity investors with voting or decision-making rights; (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities; (c) holds voting rights that are disproportionately low in relation to the actual economics of the investor’s relationship with the entity, and substantially all of the entity's activities involve or are conducted on behalf of that investor; (d) other parties protect the equity investors from expected losses; or (e) parties, other than the equity holders, hold the right to receive the entity’s expected residual returns, or the equity investors´ rights to expected residual returns are capped. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual returns if they occur, or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to entities created prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the provisions of Interpretation 46 to have a material effect on its financial position or results of operations.

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

   Worldwide Economic and Market Conditions

     The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, excluding Japan; and Japan. During the first three quarters of fiscal 2003, 57% of the Company’s revenues were from international sales. In addition, some of the Company’s manufacturing operations and key suppliers are located in foreign countries. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business globally, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism and changes in other economic or political conditions. These factors, among others, could influence the Company’s ability to sell in global markets, as well as its ability to manufacture products or procure supplies. A significant downturn in the global economy or a particular region could adversely affect the Company’s results of operations, financial position or cash flows.

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

   Sony/Tektronix Corporation Acquisition

     Acquisition of Sony Corporation’s 50% interest in Sony/Tektronix Corporation was completed at the end of September 2002. Upon completion of the acquisition, the Company’s ownership of Sony/Tektronix increased from 50% to 100%, and the Company is now exposed to a greater financial impact from Sony/Tektronix operations located in Japan. The acquisition could negatively impact the Company’s results of operations during fiscal year 2003. In addition, operation of Sony/Tektronix as a wholly owned business will involve additional risks, including integration risks, the risks of doing business as a foreign owner in Japan and risks related to the economic environment in Japan.

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

     At March 1, 2003, the Company’s bond debt obligation had a fixed interest rate. The fair value of the bond debt instrument at March 1, 2003 was $58.2 million compared to the carrying value of $57.3 million. The Company’s bank loan obligation has a variable interest rate. The fair value of the bank loan approximates the carrying value of $55.0 million. A hypothetical 10% adverse change in interest rates would have a $0.1 million negative impact on the combined fair value, which would not be reflected in the Company’s financial statements.

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

     The Company is exposed to foreign currency exchange rate risk primarily through acquisitions and commitments denominated in foreign currencies. The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. The Company’s policy is to only enter into derivative acquisitions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At March 1, 2003, we held forward foreign currency exchange contracts with a notional amount totaling $18.3 million. The potential loss in fair value at March 1, 2003, for such contracts resulting from a hypothetical 10% adverse change in applicable foreign currency exchange rates would be approximately $1.9 million. This loss would be mitigated by corresponding gains on the underlying exposures.

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

Part II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

	+ (10)(xv )	Stock Deferral Plan, as amended March 5, 2003.

	(99.1)	Certification of Richard H. Wills

	(99.2)	Certification of Colin L. Slade

+ Compensatory Plan or Arrangement

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 14, 2003	TEKTRONIX, INC.

	By	/s/ COLIN SLADE

Colin Slade Senior Vice President and Chief Financial Officer

CERTIFICATIONS

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

Date: April 14, 2003
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

Date: April 14, 2003
/s/ COLIN L. SLADE

Colin L. Slade Senior Vice President and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibits No.  Exhibit Description

   +(10)(xv)  Stock Deferral Plan, as amended March 5, 2003.

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

----------
+     Compensatory Plan or Arrangement