Form 10-K
period 2003-05-31
TEKTRONIX INC
filed 2003-08-14
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X|	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended May 31, 2003

Or

|_|	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 1-04837

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|    No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X|    No |_|

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $1.7 billion at November 30, 2002, the Registrant’s most recently completed second fiscal quarter.

     At July 21, 2003 there were 84,867,339 Common Shares of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated

Registrant’s Proxy Statement dated August 22, 2003	Part III

PART I

Item 1. Business.

General

     Tektronix, Inc. (“Tektronix” or the “Company”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; signal sources; communication test equipment, including mobile protocol test, wireless field test and spectrum analysis equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States and Other Americas, which include Mexico, Canada and South America; Europe, which includes Europe, the Middle East and Africa; the Pacific, including China, Southeast Asia and India; and Japan.

     Prior to becoming a focused test, measurement and monitoring company, Tektronix operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”) to Xerox Corporation (“Xerox”). On September 24, 1999, the Company sold substantially all of the operating assets of the Video and Networking division (“VND”) to Grass Valley Group, Inc. (“GVG”). CPID products included color printers and related supplies. Video and Networking division products included video distribution and production, video storage, and newsroom automation products. Following these divestitures, the Company has operated as a focused test, measurement and monitoring company. See Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Financial information about the Company’s historical business segments is set forth in the Notes to Consolidated Financial Statements, “Business Segments” included under Item 8.

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

     The Company’s website is www.tektronix.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission available to the public free of charge through its website as soon as reasonably practicable after making such filings.

Products

     Tektronix has provided high quality test and measurement equipment and service for more than 55 years. Test and measurement products include a broad range of instruments designed to allow a scientist, engineer or technician to view, measure, analyze and test electrical circuits, optical circuits, mechanical motion, sound or radio waves. Because of their wide range of capabilities, Tektronix’ products are used in a variety of applications, including design, manufacturing, deployment, monitoring and service for customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/ aerospace, research, automotive and consumer electronics. This includes products that allow the communications and video industries to reliably, accurately, and repeatedly test the communications and video services provided to their customers.

     Oscilloscopes. Based on third party and Tektronix market research, Tektronix is the recognized market leader in sales of oscilloscopes, the primary debug tool for scientists, engineers and technicians. Oscilloscopes are used when an electrical signal needs to be viewed, measured, tested or verified. Oscilloscopes are used across a wide range of industries in manufacturing, test and design applications. Uses include general purpose electronic design, electronic trouble shooting and debugging, service and repair, manufacturing test and quality control, telecommunications mask testing and manufacturing, jitter analysis, high-energy physics applications, communication compliance testing, disk drive measurements, optical and electrical compliance testing, device characterization and semi-conductor testing, impedance and cross-talk characterization, and signal analysis and compliance testing of high speed communications.

     Tektronix’ strategy is to maintain its performance leadership position, deliver market leading signal fidelity—which enables designers to capture and accurately view high-speed signals, to cover the market by offering oscilloscopes at most price/performance levels and to introduce new classes of oscilloscopes that take its market leading technologies and apply them to complex issues in specific applications.

     Logic Analyzers. Logic analyzers are debug tools used by design engineers to capture, display and analyze streams of data from microprocessors and other digital circuits, including streams that occur simultaneously over many channels. Uses include timing and state analysis, processor and bus analysis, real-time instruction trace analysis, source code debugging, performance analysis, digital stimulus and control, digital signal quality validation, and system validation.

     Tektronix has been in this product segment for many years and has a strategy to provide performance leadership and technical innovation by leveraging its leadership and expertise in high-speed ASIC designs, signal acquisition technologies, support for leading microprocessors and by leveraging Microsoft’s Windows environment. The Tektronix TLA series of Logic Analyzers command a strong market position.

     Tektronix TLA Series is used by developers of semiconductor, computer, communications and other electronic systems and in the development and validation of microprocessors for a wide variety of applications across a wide range of industries, including computers, cell phones, network switches and routers, network access devices, information appliances, industrial control, automotive, military/aerospace, and many others.

     Video Test Products. Tektronix is the leading supplier of test and measurement equipment to traditional TV broadcasters and content providers, based on third party and Tektronix market research. Tektronix equipment is used to ensure delivery of the best possible video experience to the viewer, whether through traditional analog television, or through digital terrestrial, satellite, cable, or broadband services.

     Product offerings include waveform monitors, MPEG test products, and video signal generators. These products are used in video content production, video transmission and distribution, and video equipment design and manufacturing.

     Tektronix’ strategy is to leverage its leadership position in traditional video applications to provide tools that enable the quality control and management of video content as it is created, manipulated, and transmitted through any analog or digital communications network.

     Mobile Protocol Test. Protocol test tools are used by network equipment manufacturers and operators to test network elements within a communications network. Due to the growing complexities involving multiple technologies and services in latest generation mobile networks which offer voice and data services, the requirements for testing elements in operation are changing constantly. Tektronix offers test tools which support the latest communication protocol variant and allow measurements with a variety of network interfaces. Using Tektronix’ high performance analysis hardware, even the most complex measurements can be conducted in real-time, a key feature to maximize engineers’ productivity.

     Signal Sources. Tektronix provides a number of signal source or stimulus products including arbitrary waveform generators, function generators, pattern generators and video signal sources. These products are primarily used in the design and manufacturing of electronic components, subassemblies and end products in a wide variety of industries.

     Radio Frequency Test (RF Test). Tektronix offers a number of RF test products including spectrum analyzer products. These products enable customers to perform simultaneous frequency, time and modulation domain measurements on radio frequency signals. The analyzers are used in the design and manufacturing of electronic components, subsystems and end products in a wide range of industries, including, but not limited to, cellular and wireless local area network applications. Surveillance is also an application for these analyzers. Tektronix also sells and supports the wireless RF test products from Rohde & Schwarz in the United States, and Canada.

     Service. Tektronix offers service programs to repair and calibrate its products with service personnel throughout Asia, Europe, the Americas and Japan.

     Accessories. Tektronix offers a broad range of accessories for its products, including probes, optical accessories and application software.

     Maxtek Components Corporation. Maxtek Components Corporation, a wholly owned subsidiary of Tektronix, manufactures sophisticated hybrid circuits for internal use and for external sale primarily to customers in the automated test equipment industry, the medical equipment industry and for military applications.

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

     Tektronix’ primary manufacturing activities occur at facilities located in Beaverton, Oregon. Some products, components and accessories are assembled and manufactured in the People’s Republic of China. Protocol analysis products are manufactured at a plant in Berlin, Germany. Signal source products and certain spectrum analyzer products are manufactured in Gotemba, Japan. Certain MPEG video products are manufactured in Cambridge, England. Some telecommunications test products are manufactured in Padova, Italy. PC-based instruments are manufactured in Montreal, Canada. Additional software and product development occurs in Bangalore, India, Tokyo, Japan, Cambridge, England and Padova, Italy. See Item 2—“Properties,” for additional information regarding the Company’s manufacturing facilities.

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

     At May 31, 2003, Tektronix’ unfilled product orders amounted to approximately $108 million, as compared with approximately $81 million for unfilled product orders at May 25, 2002. Tektronix expects that substantially all unfilled product orders at May 31, 2003 will be filled during its current fiscal year, except for those cancelled during the year. Orders received by the Company are subject to cancellation by the customer. Most orders are subject to cancellation or rescheduling by customers with little or no penalty, and accordingly, backlog on any particular date is not necessarily a reliable indicator of actual sales for any subsequent period.

Geographic Areas of Operations

     Tektronix conducts operations worldwide on a geographic regional basis, with those regions known as the Americas, Europe, Pacific (excluding Japan) and Japan. The Americas region is based in Beaverton, Oregon and covers the United States and Other Americas, which include Mexico, Canada and South America. The European region, which is based in Bracknell, England, covers the European countries and also some countries in the Middle East and Africa. The Pacific region includes China, Southeast Asia and India, and is based in Hong Kong. The Japan operation is based in Tokyo. International sales include both export sales from United States subsidiaries and sales by non-U.S. subsidiaries. See “Business Segments” in the Notes to Consolidated Financial Statements, containing information on sales based upon the location of the purchaser and long-lived assets by geographic area.

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

     Expenditures for research and development during fiscal years ended May 31, 2003, May 25, 2002 and May 26, 2001 amounted to approximately $101.1 million, $112.4 million, and $142.1 million, respectively. Substantially all of these funds were generated by the Company.

Patents and Intellectual Property

     The Company holds approximately 682 patents in the U.S., which cover a wide range of products and technologies and have various expiration dates. It is Tektronix’ policy to seek patents in the United States and appropriate other countries for its significant patentable developments. However, electronic equipment as complex as most of Tektronix’ products generally are not patentable in their entirety. The Company also seeks to protect significant trademarks and software through trademark and copyright registration. As with any company whose business involves intellectual property, Tektronix is subject to claims of infringement. There are no material pending claims.

Competition

     The electronics industry continues to be very competitive, both in the United States and abroad. Primary competitive factors are customer service, product performance, technology, product availability and price. Tektronix believes that its reputation in the marketplace is a significant positive competitive factor.

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

Employees

     At May 31, 2003, Tektronix had 4,142 employees, of whom 1,696 were located in countries other than the United States. At May 25, 2002, Tektronix had 4,301 employees, of whom 1,444 were located in countries other than the United States. Tektronix employees in the United States and most other countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.

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

Executive Officers of the Company

The following are the executive officers of the Company:

Name	Position	Age	Has served as an executive officer of Tektronix since

Richard H. Wills	Chairman of the Board, President and	48	1997
	Chief Executive Officer

Colin L. Slade	Senior Vice President and	49	2000
	Chief Financial Officer

David E. Coreson	Senior Vice President,	57	2000
	Central Operations

David S. Churchill	Vice President and General Manager,	46	2002
	Communications and
	Video Business Unit

James F. Dalton	Vice President, General	44	1998
	Counsel and Secretary

Barbara L. Gaffney	Vice President, Human Resources	54	2002

Richard D. McBee	Vice President, Worldwide Sales	40	2001
	and Marketing

Craig L. Overage	Vice President and General Manager,	41	2002
	Instruments Business Unit

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

     All of the named executive officers have been employed by Tektronix in management positions for at least the last five years, with the exception of Barbara Gaffney, who joined the Company and became an executive officer in July 2002.

     Richard H. Wills was elected President and Chief Executive Officer of Tektronix, Inc. on January 20, 2000, when he was also elected a director of the Company. He was elected Chairman of the Board on

September 20, 2001. Mr. Wills joined the Company in 1979, and has served in a variety of positions. From 1991 through 1993, he was Product Line Director for the core TDS line of oscilloscopes. He held the position of Worldwide Director of Marketing for the Measurement Business Division in 1993 and 1994 and was Vice President and General Manager of the Measurement Division’s Design Service and Test Business Unit from 1995 to 1997. Mr. Wills was President of the Tektronix, Inc. Americas Operations the last half of 1997, President of the Company’s European Operations from December 1997 to 1999, and President of its Measurement Division from 1999 until he was elected Chief Executive Officer in January 2000.

     Colin L. Slade became the Chief Financial Officer of the Company in January 2000 and was promoted to Senior Vice President in September 2001. Mr. Slade joined the Company in June 1987. He held the position of Division Controller from 1988 to 1992, Group Controller from August 1992 to September 1994, Vice President and Corporate Controller from October 1994 through April 1999, and Vice President of Finance from May 1999 to January 2000.

     David E. Coreson became Vice President of Central Operations in June 1999 and was promoted to Senior Vice President in September 2001. Mr. Coreson joined the Company in June 1966. He held various engineering and manufacturing management positions until November 1986, when he was appointed Director of Manufacturing GTD/NWD. He served as Vice President of Manufacturing and Corporate Materials from April 1994 to June 1999.

     David S. Churchill has served as Vice President and General Manager of the Communications and Video Business Unit since May 2001. Mr. Churchill joined the Company in December 1995 as the Director of Marketing—Europe. He held the position of Director of Marketing—Design, Service, and Test Business Unit from July 1997 to December 1998, Vice President of Advertising & Internet Services from December 1998 through May 1999, and Vice President of the Instruments Business Unit from June 1999 to May 2001.

     James F. Dalton has served as Vice President, General Counsel and Secretary since April 1997. He is also Vice President of Corporate Development. Mr. Dalton joined the Company in April 1989. He held the position of Business Development Manager from April 1993 through May 1995 and Director of Corporate Development from June 1995 to March 1997. He has served as a director of RadiSys Corporation since 1993.

     Barbara L. Gaffney joined the Company as Vice President of Human resources in July 2002. From 2000 to July 2002 she served as a consultant to start-up companies on business development, strategic planning, and organization development. From 1983 to 2000 she served in a variety of executive roles with Sequent Computer Systems, Inc., including Sr. Vice President of Customer Services from October 1994 to December 1998 and Sr. Vice President Business Development from October 1998 to December 1999. Prior to joining Sequent, she worked for Intel Corporation where she held various positions in human resource management.

     Richard D. McBee became Vice President of Worldwide Sales, Service and Marketing in March 2001. Mr. McBee joined the Company in May 1991 and held various management positions in marketing until 1995. He held the position of Director of Marketing for the Instruments Business Unit from November 1995 through August 1997, General Manager of Tektronix Canada until May 1999, Vice President of Global Marketing and Strategic Initiatives until November 1999, and VP of Global Marketing and Strategic Initiatives until January 2000, when he became Vice President of Worldwide Sales and Marketing.

     Craig L. Overhage has served as Vice President and General Manager of the Instruments Business Unit since May 2001. Mr. Overhage joined the Company in January 1994 and held various engineering and management positions until 1993, when he was appointed Senior Program Manager. In June 1997 he was appointed Logic Analyzer Product Line Manager, and from September 1999 to May 2001 he was Vice President of the Digital Systems Business Unit.

Item 2. Properties.

     The Company’s headquarters and primary manufacturing facilities are located in Beaverton, Oregon. All properties are maintained in good working order and, except for those leased to other parties, are substantially utilized and are suitable for the conduct of its business. The Company believes that its facilities are adequate for their intended uses.

     The Beaverton facilities are located in a business park (the “Howard Vollum Park”), which is owned by Tektronix. The Howard Vollum Park includes numerous buildings arranged in a campus-like setting and containing an aggregate of approximately 1.6 million gross square feet of enclosed floor space. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Most manufacturing, office and engineering areas are air-conditioned. The Company also leases approximately 103,000 square feet of manufacturing space adjacent to Howard Vollum Park. In addition, the Company also owns a facility in Nevada City, California that is leased to a third party and is held for sale. The Company also owns a facility in Bangalore, India.

     During fiscal year 2003, Tektronix acquired full ownership of Sony/Tektronix. As a result, Tektronix manufactures signal source products and certain spectrum analyzer products in Japan. Tektronix owns a two building site with a total of 164,000 square feet in Tokyo, Japan that is used for design, sales, marketing and administrative activities that is being held for sale. Tektronix also owns a two building site with 140,000 square feet of manufacturing space in Gotemba, Japan, of which approximately 40% is utilized.

     Gage Applied, Inc. (“Gage”), which manufactures personal computer based instruments, is located in a leased facility in Montreal, Canada. Research and development for some video test products using MPEG compression technology, as well as the marketing efforts for those products, occurs at a leased facility located in Cambridge, England. This facility lease was acquired when Tektronix purchased Adherent Systems Ltd. in April of 2001. Design and manufacturing space for communications test products is also leased in Germany and in Italy. Manufacturing space related to some oscilloscope products is leased in China.

     Tektronix leases sales and service field offices throughout the world.

Item 3. Legal Proceedings.

     Tektronix is a party to various litigation matters and claims that occur in the normal course of business. While the results of such litigation matters and claims cannot be predicted with certainty, management believes that their final outcome will not have a material adverse impact on the Company’s financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

     The Company’s common stock is traded on the New York Stock Exchange under the symbol “TEK”. There were 2,978 shareholders of record as of July 21, 2003, and on that date there were 84,867,339 common shares outstanding. Many of the Company’s shares are held by brokers and other institutions on behalf of shareholders, and the number of such beneficial owners represented by the record holders is not known or readily estimable. The closing price on July 21, 2003 was $20.92.

     The following table summarizes the high and low closing sales prices for the common stock as reported by the New York Stock Exchange in each quarter during the last two fiscal years:

Quarter	High	Low

Year Ending May 31,2003:
Fourth Quarter	$21.08	$16.05
Third Quarter	19.52	15.81
Second Quarter	19.95	14.70
First Quarter	20.34	16.55
Year Ending May 25, 2002:
Fourth Quarter	$26.29	$20.00
Third Quarter	25.98	22.17
Second Quarter	22.87	17.02
First Quarter	27.23	19.22

     The Company has not paid a cash dividend on its common stock since the fourth quarter of fiscal year 2000.

     Information required by this item regarding equity compensation plans is included in Note 19 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Item 6. Selected Financial Data.

     The following selected financial data, which were derived from audited consolidated financial statements, should be read in conjunction with the Company’s consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED FINANCIAL PERFORMANCE
Amounts in millions except per share data

	2003	2002	2001	2000*	1999*

Net sales	$791.0	$810.3	$1,198.2	$1,110.8	$1,122.3
Gross margin	51.3%	49.4%	52.1%	46.9%	42.2%
Income (loss) from continuing operations	$35.1	$33.6	$144.3	$23.9	$(51.4)
Income (loss) per share from continuing
operations—basic	$0.40	$0.37	$1.53	$0.25	$(0.54)
Income (loss) per share from continuing
operations—diluted	$0.40	$0.36	$1.50	$0.25	$(0.54)
Weighted average shares outstanding:
Basic	87.1	91.4	94.5	94.6	95.4
Diluted	87.4	92.3	96.1	96.3	95.4
Dividends per share	$—	$—	$—	$0.18	$0.24
Total assets	$1,391.3	$1,378.9	$1,542.2	$1,534.6	$1,248.3
Long-term debt, excluding current portion	$55.0	$57.3	$127.8	$150.2	$150.7

*	Financial data in these years includes the results of operations and the financial position of the Video and Networking Division which was sold in September 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

     Statements and information included in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report on Form 10-K include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including cost reduction efforts and realignment expenses related to the economic and technology downturn, settlement of potential claims, and expected benefits from, and restructuring related to, the acquisition of Sony Corporation’s 50% interest in Sony/ Tektronix Corporation, which prior to September 30, 2002 was equally owned by Sony Corporation and Tektronix. The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section at the end of this Management’s Discussion.

General

     Tektronix, Inc. manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; signal sources; communication test equipment, including mobile protocol test, wireless field test and spectrum analysis equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States and Other Americas, including Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, including China, Southeast Asia and India; and Japan.

     Prior to becoming a focused test, measurement and monitoring company, Tektronix operated in three major business divisions: Measurement, Color Printing and Imaging, and Video and Networking. On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”) to Xerox Corporation (“Xerox”). On September 24, 1999, the Company sold substantially all of the operating assets of the Video and Networking division to Grass Valley Group, Inc. (“GVG”). CPID products included color printers and related supplies. Video and Networking division products included video distribution and production, video storage, and newsroom automation products. The result of these divestitures was to focus the Company as a test, measurement and monitoring company.

Recent Transactions

   Sony/Tektronix Redemption

     During the second quarter of fiscal year 2003, the Company acquired from Sony Corporation (“Sony”) its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage its engineering resources in Japan. The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. This facility, which includes certain financial covenants for this Japan subsidiary and the Company, expires September 29, 2006. Sony/Tektronix utilized $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements.

     Subsequent to closing, the Company incurred $3.5 million in costs during fiscal year 2003 specifically associated with integrating the operations of this subsidiary. These costs are recorded in Acquisition related costs on the Consolidated Statements of Operations.

   Sale of VideoTele.com

     On November 7, 2002, the Company completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock valued at $4.2 million and a note receivable for $3.1 million due in November 2007. The common stock is classified as an available-for-sale security and both the common stock and the note receivable are included in Other long-term assets in the Consolidated Balance Sheets. Under the terms of the sale agreement, the Company is restricted from selling the common stock for a period of 1 year. The note receivable accrues interest at an annual rate of 8%. As a result of this transaction, employees of VT.c on the transaction date became employees of the post-merger entity at the time of the closing. The sale of VT.c has been accounted for as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale, are excluded from continuing operations and recorded as discontinued operations, net of tax, in the Consolidated Statements of Operations.

   Sale of Optical Transmission Test Products

     On November 5, 2002, the Company completed the sale of certain assets related to the Company’s optical transmission test products to Digital Lightwave, Inc. (“DLI”). The assets sold include inventory, fixed assets and technology related to these specific optical products. Total proceeds on this sale were $10.0 million with $9 million received at the time of closing with an additional $1 million to be held in escrow pending the resolution of certain contingencies. Of the assets sold, $3.4 million were fixed assets and the proceeds received equaled the net book value resulting in no gain or loss on the sale of fixed assets. The remaining proceeds of $6.6 million related to the sale of inventory and technology, and are included in Net Sales in the Consolidated Statement of Operations. The net book value of inventory and technology assets sold was $6.2 million at the time of the sale. In addition, DLI assumed warranty and other related liabilities of $0.6 million. The Company has also established a contingent liability for resolution of sale related contingencies of $1.0 million. The net book value of the assets sold and the contingent liability reserve have been recorded as Cost of sales in the Consolidated Statement of Operations. Liabilities assumed by DLI have been recorded as a reduction to cost of sales.

     The Company had previously accrued certain liabilities related to actions intended to reduce the operating costs associated with the design, production and sale of the optical transmission test products. As a result of the sale to DLI, certain of these liabilities were expected to be mitigated and accordingly, the Company reversed $2.0 million of previously accrued expenses as a reduction to Business realignment costs in the second quarter of fiscal year 2003 in the Consolidated Statements of Operations. Due to a significant deterioration of its financial condition, it appears probable that DLI will not fulfill its lease obligation, which it assumed from the Company. Accordingly, the Company accrued $2.0 million during the third and fourth quarters of fiscal year 2003 for the estimated exposure associated with this lease obligation which is included in Business realignment costs in the Consolidated Statements of Operations.

   Sale of Optical Parametric Test Business

     During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, were adjusted to estimated selling price less costs to sell which resulted in a $15.3 million write-down, net of income tax benefit of $8.4 million, included in loss on sale of the optical parametric test business in the third quarter of fiscal year 2003. On May 27, 2003, the Company sold its optical parametric test business for $1 million. The Company recognized an additional loss on the sale of $1.7 million, net of income tax benefit of $0.9 million, in the fourth quarter of fiscal year 2003. The optical parametric test business was acquired in April 2002 for $23.2 million. The purchase included $2.0 million of intangible assets, $4.3 million of other net assets and $16.9 million of goodwill. The optical parametric test business was a technology innovator in optical test and measurement components.

Sale of Color Printing and Imaging

     On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”). The Company accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. The accrual for estimated liabilities related to the sale was $10.4 million and $36.0 million as of May 31, 2003 and May 25, 2002, respectively. During fiscal year 2003, the Company recorded a gain of $16.3 million, net of income tax expense of $8.8 million, as a result of the resolution of certain estimated liabilities related to the sale. This gain was reported in discontinued operations in the Consolidated Statements of Operations. In fiscal year 2002, the Company recorded a gain of $2.2 million, net of income tax expense of $1.2 million, in Gain on sale of CPID in the Consolidated Statements of Operations as a result of settling and adjusting certain indemnities related to the original sales transaction. See additional disclosure in the Critical Accounting Estimates section of this Management’s Discussion and Analysis.

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

     In fiscal year 2001, the Company resolved certain outstanding contingencies related to the sale of the Video and Networking division. The resolution of these items resulted in a net credit of approximately $1.5 million, which is included in Gain on sale of the Video and Networking division in the Consolidated Statements of Operations. In addition, the Company converted a portion of the existing notes receivable from GVG to preferred stock of GVG. During fiscal year 2002, the Company received $32.4 million as prepayment to the notes receivable, associated interest and the preferred stock of GVG as a result of GVG being purchased by a third party. This resulted in $0.8 million of interest income based on the discount associated with the note receivable and a $0.3 million gain on the preferred stock that was recorded in Other expense, net in fiscal year 2002. The Company also recorded a gain on the sale of the Video and Networking division of $0.8 million in fiscal year 2002 as a result of adjusting the estimated liability for indemnities associated with the original sale as a result of this subsequent sale to a third party.

Business Realignment Costs

     Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels. Restructuring actions taken during fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. The Company expects to achieve future cost savings primarily by reducing employee headcount. In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Management believes that the restructuring actions implemented in fiscal years 2002 and 2003 have resulted in the costs savings anticipated for those actions.

   Fiscal Year 2003 Activity

     During fiscal year 2003, the Company incurred $34.6 million of business realignment costs for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. The Company incurred $24.0 million of severance for the termination of 524 employees resulting from fiscal year 2003 actions to realign the Company’s cost structure, including $11.2 million for 155 former employees of Tektronix Japan. Expected future annual salary cost savings from actions taken in fiscal year 2003 to reduce employee headcount is estimated to be $27.1 million. The Company began to achieve these savings during fiscal year 2003 as headcount was reduced during the year. The Company also incurred $3.3 million for pension curtailment and settlement losses for the employees terminated in Japan. Severance liabilities for actions taken in fiscal years 2002 and 2000 were reduced by $0.6 million largely for employees that unexpectedly left voluntarily without severance.

     An impairment charge of $9.1 million was recognized for an intangible asset for acquired Bluetooth technology. The impairment of this intangible asset was due to the Company’s decision to limit investment into the development of products that utilize this technology. During the first half of fiscal year 2003, the Company formed the opinion that the market potential for test and measurement products in the Bluetooth area did not warrant significant investment relative to other product investment opportunities available to the Company. The impairment was determined using the present value of estimated cash flows related to the asset.

     The closure of certain foreign and domestic operations resulted in credits totaling $1.3 million for accumulated translation gains and an expense of $0.1 million primarily for asset write-downs and contractual obligations. The Company reversed $2.0 million for a facility lease obligation due to the sale of the Company’s optical transmission test product line in the second quarter of fiscal year 2003. As the current sub-lessee may not fulfill its lease obligation, the Company accrued $2.0 million during the third and fourth quarters of fiscal year 2003 as described in Note 3 to the Consolidated Financial Statements. These actions, other than the reduction of severance liabilities, do not relate to the previously announced 2000 Plan discussed below.

     Cash payments during fiscal year 2003 primarily for severance totaled $18.6 million for business realignment charges recorded in fiscal year 2003. The remaining liabilities as of May 31, 2003 for business realignment actions in fiscal year 2003 included $5.4 million for severance expenses for 165 employees and $0.1 million for accrued liabilities related to the exit from certain operations.

     Cash payments during fiscal year 2003 for severance and other accrued liabilities was $7.8 million for business realignment charges recorded in fiscal year 2002. The remaining liabilities as of May 31, 2003 for business realignment actions in fiscal year 2002 included $0.5 million for severance expenses for 12 employees and $2.1 million for accrued liabilities related to the exit from certain operations.

   Fiscal Year 2002 Activity

     During fiscal year 2002, the Company incurred $27.0 million of net business realignment charges including $28.4 million of expenses to better align future operating expense levels with reduced sales levels offset by $1.4 million of reserve reversals related to the 2000 Plan which is discussed below. The $28.4 million of business realignment expenses included $20.9 million of severance related costs for 592 employees worldwide across all major functions and $7.5 million associated with exiting certain foreign and domestic operations. The $7.5 million of costs associated with exiting certain foreign and domestic operations comprised $2.7 million for loss on disposal of Argentina and Australia operations, $3.1 million for lease cancellations, $0.9 million write-off of leasehold improvements and other assets and $0.8 million for termination of a service contract in India during fiscal year 2002. During fiscal year 2002, $1.4 million of amounts recorded in prior years were reversed from the accrued liabilities reserve. The reversal resulted primarily from the favorable settlement of various office leases.

     Cash payments during fiscal year 2002 for severance and other accrued liabilities totaled $14.4 million for business realignment charges in fiscal year 2002. The remaining liabilities for severance and other accrued liabilities included $7.5 million related to the severance expenses of 184 employees and $2.9 million related to the exit from certain operations in fiscal year 2002. These actions do not relate to the previously announced 2000 Plan discussed below.

   Fiscal Year 2001 Activity

     Total fiscal 2001 pre-tax credits for business realignment charges, net on the Consolidated Statement of Operations totaled $10.0 million. The net credits of $10.0 million consisted of restructuring reversals of $15.2 million, offset by $2.3 million loss on sale of assets of Maxtek Components Corporation (“Maxtek”), a wholly-owned subsidiary of Tektronix, and approximately $2.9 million of adjustments to the existing restructuring plans.

     In fiscal year 2001, $9.0 million of previously accrued amounts were reversed from the payables and other liabilities reserve primarily for certain obligations which were assumed by a third party and favorable contract buy-out settlements. In addition, accrued compensation reserves of $6.2 million were reversed due to $4.6 million for 187 individuals who either left the Company voluntarily or were re-assigned to future benefiting operations and $1.6 million of severance related to individuals associated with the assets sold by Maxtek discussed below.

     Under the 2000 plan discussed below, certain assets and related employee severance costs of Maxtek were included in the restructuring reserve as it was anticipated that they would be eliminated through closure. As the opportunity to dispose of these assets through sale subsequently arose during fiscal year 2001, and was determined by management to be more beneficial to the Company, the related reserves were deemed no longer necessary, resulting in the reversals of accrued compensation of $1.6 million and payables and other liabilities reserve of $0.2 million. The sale of those assets resulted in a pre-tax loss on sale of assets of $2.3 million.

     In fiscal year 2001, the payables and other liabilities reserve was increased by $2.4 million primarily to provide for additional estimated costs related to exit activities and the accrued compensation reserve was increased by $0.5 million for the subsequent clarification and amendment of an agreement with a terminated employee.

     Cash payments in fiscal year 2001 included $4.3 million for severance payments for existing restructuring plans and $8.5 million for other exit obligations.

   Fiscal Year 2000 Plan

     In connection with the sale of CPID and VND, the Company announced and began to implement a series of actions (the “2000 Plan”) in the third quarter of fiscal year 2000, which were intended to further consolidate worldwide operations and transition the Company to a smaller business focused on test, measurement and monitoring. Major actions under the 2000 Plan included the exit from and consolidation within underutilized facilities, including the write-off of assets that were abandoned in conjunction with this action, the write-off and disposal of certain excess service and other inventories and focused headcount reductions to streamline the cost structure to that of a smaller focused Measurement business and to eliminate duplicative functions within the Company’s infrastructure. Total restructuring charges in fiscal year 2000 for this plan were $64.8 million which included $19.1 million for write-off of assets, $16.8 million for contractual obligations, $15.5 million for inventory impairment and $13.4 million for employee severance and related costs.

Critical Accounting Estimates

     Management has identified the Company’s “critical accounting estimates,” which are those that are most important to the portrayal of the financial condition and operating results of the Company and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include contingent liabilities, intangible asset valuation, inventory valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax reserves.

   Contingent Liabilities

     The Company is subject to claims or litigation concerning intellectual property, environmental and employment issues, as well as settlement of liabilities related to prior dispositions of assets. As a result, liabilities have been established based upon management’s best estimate of the ultimate outcome of these contingent liabilities. The Company reviews the status of its litigation, indemnities and other contingencies on a regular basis and adjustments are made as information becomes available. As of May 31, 2003, the Company had $22.1 million recorded as contingent liabilities in Accounts payable and accrued liabilities on the Consolidated Balance Sheet, which comprised $10.4 million related to the sale of CPID, $5.0 million for environmental exposures and $6.7 million for other contingent liabilities. It is reasonably possible that management’s estimates of contingent liabilities could change in the near term and that such changes could be material to the Company’s financial statements.

     As a result of divestiture activities, the Company is subject to certain contingencies due to contractual obligations entered into at the time of these divestitures and liabilities retained by the Company. Included in these liabilities is a reserve for contingent liabilities related to the sale of CPID on January 1, 2000. The Company’s original accrual for estimated liabilities associated with the sale related to specific provisions in the sale agreement for indemnities and warranties as well as settlement of disputes over the value of net assets as of the transaction date. The indemnities and warranties primarily relate to the Company’s obligation for liabilities existing prior to the closing date of January 1, 2000. Subsequent to the close of the transaction, the Company entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date. This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by the Company to the purchaser. This settlement directly reduced the amount of the contingent liability reserve. The accrual was further reduced by reversals of $25.0 million during fiscal year 2003. The reversals were due to the Company changing its estimate of probable exposures under the remaining indemnity and warranty provisions. Specifically, the Company recorded reversals due to a) the expiration of an indemnity period, which passed without the Company receiving claims under the expiring provisions, b) the resolution of certain outstanding potential exposures for amounts less than that anticipated by the Company, and c) other factors which reduced the Company’s estimate of probable exposures under the remaining indemnity and warranty provisions. The reversals have been recorded net of tax effect in Discontinued operations in the Statements of Operations for the year ended May 31, 2003. Other changes in the contingent liability reserve were primarily for cash payments. The remaining balance of this contingent liability is $10.4 million as of May 31, 2003, a significant portion of which may take several years to resolve. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of the contingent liability could be material to the financial statements.

     The Company continues to closely monitor the status of the CPID related contingent liabilities based on information received. The liability will be adjusted as settlements are completed or more information becomes available that will change the likely outcome. Changes to the estimate of liabilities or differences between these estimates and the ultimate amount of settlement will be recorded in Discontinued operations in the Consolidated Statement of Operations in the period such events occur.

     Included in contingent liabilities is $5.0 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at the Company’s Beaverton, Oregon campus. The Company established the initial liability in 1998 and based ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring is $5.0 million to $10.0 million, which is estimated to be incurred over the next several years. If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

     The remaining $6.7 million of contingent liabilities includes amounts related to intellectual property and employment issues, as well as liabilities related to dispositions of assets other than CPID.

   Intangible assets

     The Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of May 31, 2003, the Company has $73.7 million of goodwill recorded on the Consolidated Balance Sheet.

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

     During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, have been adjusted to estimated selling price less costs to sell which resulted in a $15.3 million write-down, net of income tax benefit of $8.4 million, included in loss on sale of the optical parametric test business in fiscal year 2003.

     In the fourth quarter of fiscal year 2003, management approved and initiated an active plan for the sale of Gage. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of Gage have been excluded from continuing operations and recorded as discontinued operations. The Company recognized an impairment charge in discontinued operations of $2.2 million, net of income tax benefit of $1.2 million, in fiscal year 2003 to write-down the net assets, primarily for goodwill, of Gage to net realizable value less estimated selling costs.

     For intangible assets with definite useful lives, the Company amortizes the cost over the estimated useful life and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As of May 31, 2003, the Company had $6.6 million of non-goodwill intangible assets recorded in Other long-term assets, which includes patents and licenses for certain technology. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to impair these assets. The impairment is based on the estimated discounted cash flow associated with the asset. An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

     During fiscal year 2003, the Company impaired an intangible asset related to acquired Bluetooth technology resulting in an expense of $9.1 million, which is included in Business realignment costs (credits) in the Consolidated Statement of Operations.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined based on currently-adjusted standard costs, which approximates actual cost on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in-process, finished goods and demonstration equipment of $92.9 million as of May 31, 2003. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items. These write-downs reduce the inventory value of these obsolete or slow-moving items to their net realizable value. Such estimates are difficult to make under the current economic conditions. The write-down is based on current and forecasted demand and therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. In addition, excessive amounts of the used equipment in the marketplace can negatively impact the net realizable value of the Company’s demonstration equipment. If actual market conditions are different than anticipated, Cost of sales in the Consolidated Statement of Operations may be different than expected in the period in which more information becomes available. The Company recorded inventory write-downs of approximately $11.7 million and $20.5 million in fiscal years 2003 and 2002, respectively. The considerably larger write-downs in fiscal year 2002 versus fiscal year 2003 were due to the large and unanticipated decrease in fiscal year 2002 sales volumes when compared with prior year sales volumes.

   Pension plan

     Benefit plans are a significant cost of doing business and yet represent obligations that will be settled far in the future and therefore are subject to certain estimates. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The accounting standards require that management make assumptions regarding such variables as the expected long-term rate of return on assets and the discount rate used to determine pension obligations.

     As the rate of return on plan assets assumption is a long-term estimate, it can differ materially from the actual return realized on plan assets in any given year, especially when markets are highly volatile. Excluding the pension plan related to the newly acquired Japan subsidiary, the Company’s estimated long-term rate of return on plan assets for fiscal year 2003 is 9.0%. A one percent change in the estimated long-term rate of return on plan assets would have resulted in a change in operating income of $5.7 million for fiscal year 2003. Net pension income, excluding the Japan pension plans, was $8.6 million for fiscal year 2003, which was generated by the recognition of return on plan assets in excess of the associated pension expense. The assumed return on plan assets will likely differ from the actual return on plan assets. To the degree the actual return on plan assets is greater or less than the assumed return, an unrecognized gain or loss will accumulate, which may impact net income over future years.

     Assumed discount rates are used in measurements of the projected, accumulated, and vested benefit obligations and the service and interest cost components of net periodic pension cost. Management makes estimates of discount rates to reflect the rates at which the pension benefits could be effectively settled. In making those estimates, management evaluates rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The weighted average of discount rates used in determining the Company’s pension obligation as of May 31, 2003 was 5.2%.

     At May 31, 2003, the most recent valuation date, the accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans. In accordance with SFAS 87, “Employers’ Accounting for Pensions”, a minimum pension liability is recognized for the unfunded accumulated benefit obligation. Recognition of an additional minimum liability is required if an unfunded accumulated benefit obligation exists and (a) an asset has been recognized as prepaid pension cost, (b) the liability already recognized as unfunded accrued pension cost is less than the unfunded accumulated benefit obligation, or (c) no accrued or prepaid pension cost has been recognized. The Company has recognized an additional minimum liability in accordance with SFAS 87. Since the additional minimum liability exceeded unrecognized prior service cost, the excess (which would represent a net loss not yet recognized as net periodic pension cost) is reported as a component of other comprehensive loss, net of applicable income tax benefit. The Company initially recorded an additional pension liability at the end of fiscal year 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. As of May 31, 2003 the cumulative additional minimum pension charge included in Accumulated other comprehensive loss was $187.7 million, net of income taxes of $117.5 million. The implication of the additional pension liability is that it may reduce net income in future years by reducing the market related value of plan assets, thereby reducing the asset base upon which the Company recognizes a return. Additionally, the Company may find it necessary to fund additional pension assets, which would increase the market related value of plan assets upon which the Company recognizes a return, but would reduce operating cash and future interest earnings on that cash.

     Management will continue to assess the expected long-term rate of return on plan assets and discount rate assumptions based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America, and will make adjustments to the assumption as appropriate. Pension income or expense is allocated to Cost of sales, Research and development and Selling, general and administrative expenses in the Consolidated Statements of Operations.

     In connection with the Sony/Tektronix Acquisition, the Company assumed the assets and liabilities of the Japan subsidiary. Included in the liabilities assumed was a net pension liability of $61.1 million as of September 30, 2002, the acquisition date. The estimated return on plan assets assumed for this plan is 6.6%. Only eight months of operations were included in the Consolidated Statements of Operations for fiscal year 2003. Through May 31, 2003, $8.1 million of net expense has been recognized associated with this Japan based pension plan, of which $3.3 million was due to settlement and curtailment of benefits for terminated employees in the fiscal year 2003 restructuring plan and included in Business realignment costs in the Consolidated Statements of Operations. This net expense is based on estimates, in the same manner discussed for the above plans. To the degree the actual return on plan assets is greater or less than the estimated return, an unrecognized gain or loss will accumulate, which may impact net income in future years.

   Income Taxes

     The Company is subject to taxation from federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and is based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are frequently reviewed for their adequacy. As of May 31, 2003, the Company was subject to income tax audits for fiscal years 2001 and 2002. The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax (benefit) expense in the Consolidated Statement of Operations in the period of the event.

     In September 2002, the Company negotiated a settlement with the United States Internal Revenue Service (“IRS”) with respect to their audit of the fiscal years 1998 through 2000. As a result of the audits settled and the current audit activity in progress, the Company revised its estimated liability for income taxes as of August 31, 2002. The revision resulted in a $12.5 million net reduction of previously estimated liabilities. This had the effect of reducing Accounts payable and accrued liabilities on the Consolidated Balance Sheet and decreased the Income tax expense on the Consolidated Statement of Operations in the first quarter of fiscal year 2003. As of May 31, 2003, the Company maintains estimated liabilities for open IRS and other taxing jurisdiction assessments, as discussed above. The settlement of additional open audits or changes in other circumstances could result in further material adjustment to the estimated liability and the associated tax expense in the period in which such events occur.

     Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of May 31, 2003, the Company had established a valuation allowance against deferred tax assets, primarily foreign tax credit carryforwards. The Company has not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets, including those related to Tektronix Japan. During the third quarter of fiscal year 2003, the Company implemented certain operational changes that were consistent with our tax planning strategies that are expected to result in the utilization of certain deferred tax assets for which valuation allowances had previously been established.

Results of Operations
Highlights of Condensed Consolidated Results of Continuing Operations

	For the fiscal years ended

	May 31, 2003	May 25, 2002	May 26, 2001

	(In thousands, except per share amounts)
Net sales	$791,048	$810,300	$1,198,167
Cost of sales	385,305	409,676	574,071

Gross profit	405,743	400,624	624,096
Research and development expenses	101,137	112,389	142,113
Selling, general and administrative expenses	247,605	220,784	299,765
Equity in business ventures’ loss (earnings)	2,893	3,971	(1,643)
Business realignment costs (credits)	34,551	26,992	(9,972)
Acquisition related costs	3,521	—	—
Gain on the sale of Video and Networking Division	—	(818)	(1,456)
Loss on disposition of assets	108	5,808	2,224

Operating income	15,928	31,498	193,065
Non-operating income, net	17,377	20,127	33,624

Income before taxes	33,305	51,625	226,689
Income tax expense (benefit)	(1,843)	18,069	82,354

Income from continuing operations	35,148	33,556	144,335
Loss from discontinued operations, net of tax	(9,819)	(867)	(4,226)

Net earnings	$25,329	$32,689	$140,109

Net earnings per share—basic	$0.29	$0.36	$1.48
Net earnings per share—diluted	$0.29	$0.35	$1.46
Income per share from continuing
operations—basic	$0.40	$0.37	$1.53
Income per share from continuing
operations—diluted	$0.40	$0.36	$1.50
Average shares outstanding—basic	87,105	91,439	94,459
Average shares outstanding—diluted	87,367	92,263	96,103

Fiscal Year 2003 Compared to Fiscal Year 2002

   Economic Conditions

     Beginning in the second half of fiscal year 2001, and continuing through fiscal year 2002, economic conditions had a significant negative impact on many markets into which the Company sells products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. During fiscal year 2003, these economic conditions continued to affect many of the markets into which the Company sells products, although the impacts were less severe than in the prior years and certain markets appeared to begin to stabilize. From a geographical perspective, the Company began to see the economic environment stabilize in the United States and Japan. These regions experienced large declines in the prior year.

     In response to the reduced level of orders and associated sales, the Company incurred significant business realignment costs during fiscal years 2002 and 2003. The Company incurred business realignment costs of $34.6 million during fiscal year 2003 to reduce the Company’s cost structure in order to provide an amount of operating income that management believed was appropriate at the current sales levels and to adjust the cost structure of the newly acquired Japan subsidiary. Management of the Company is unable to predict the ultimate severity and duration of the recent economic conditions or their future impact on the Company.

   Product Orders

     Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. Product orders for fiscal year 2003 were $750.3 million, an increase of $62.9 million or 9% from product orders of $687.4 million for fiscal year 2002. This increase was primarily due to the incremental impact of $35.0 million from acquisition of the Japan subsidiary in the current year. To a lesser extent, the increase was also due to favorable customer acceptance of recently introduced products, an extra week of operations in fiscal year 2003, which had 53 weeks as compared with 52 weeks in the prior year, as well as higher than average cancellations in the first quarter of fiscal year 2002, which resulted from the impact of the economic conditions noted above.

     Orders from the Americas for fiscal year 2003 were $321.6 million, a decrease of $8.0 million or 2% from the prior year. This decrease was largely due to orders from the Other Americas, which decreased to $20.4 million, or 26% from orders of $27.4 million in the prior year. Orders from the United States for fiscal year 2003 were $301.2 million, a decrease of $0.9 million from orders of $302.1 million in the prior year. The slight decrease in orders in the Americas is a result of the recent economic conditions noted above, which have continued to impact the Company during fiscal year 2003. Orders from Japan were $99.1 million, an increase of $44.5 million or 82% from fiscal year 2002. This increase in Japan orders is primarily due to the $35 million incremental impact from inclusion of orders from the newly acquired Japan subsidiary. The Company completed the acquisition of the subsidiary in the second quarter of fiscal year 2003. For an additional discussion of this acquisition, see the Recent Transactions section of this Management’s Discussion and Analysis. Orders from the Pacific, excluding Japan, were $169.6 million, up $24.5 million or 17% from the prior year. This growth was primarily due to strong demand in China, Korea and Taiwan for general-purpose products. As noted above, the recent economic conditions have had a less severe impact on operations in the Pacific region. Orders from Europe increased slightly to $160.0 million, an increase of $1.9 million or 1% from fiscal year 2002, which benefited from favorable currency impact offset by continued difficult economic conditions in that region.

   Net Sales

     Net sales for fiscal year 2003 were $791.0 million, a decrease of $19.3 million from net sales of $810.3 million in the same period of the prior year. The decrease in net sales was the net result of two primary factors. First, the Company entered fiscal year 2002 with a substantial amount of order backlog, which was then reduced during fiscal year 2002 to generate sales. Accordingly, sales for fiscal year 2002 were comparatively large when compared to the orders for that fiscal year. Backlog was reduced $71.9 million during fiscal year 2002. Second, the decline in sales from fiscal year 2002 to 2003 was partially offset by the acquisition of the Japan subsidiary, which provided approximately $42 million of additional sales.

     Net sales from the Americas for fiscal year 2003 were $353.0 million, a decrease of $70.5 million or 17% from the prior year. This decrease comprised the United States, which decreased to $332.7 million, down 15%, from $393.0 million in the prior year and the Other Americas, which decreased to sales of $20.3 million, down 34% from $30.5 million in the prior year. The decrease in the Americas was primarily the result of lower backlog levels, which constrained the Company’s ability to generate sales through the reduction of backlog as noted above. Net sales from Japan were $107.1 million, an increase of $39.8 million or 59% from sales in fiscal year 2002, primarily due to a $42 million increase resulting from the incremental impact of consolidation of the newly acquired Japan subsidiary. In addition, sales from the Pacific, excluding Japan, were $163.2 million, up $20.0 million or 14% from the prior year. This increase in the Pacific region is the result of increased orders in this region during these comparative periods. Sales from Europe declined to $167.7 million, a decrease of $8.6 million or 5% from fiscal year 2002 largely due to lower backlog levels in the current year as compared to the prior year.

   Gross Profit and Gross Margin

     Gross profit for fiscal year 2003 was $405.7 million, an increase of $5.1 million or 1% from gross profit in the same period last year. Gross margin as a percentage of net sales was 51% in fiscal year 2003 compared to 49% in the prior year. The improvement in gross margin was attributable to the positive impact of consolidating Tektronix Japan since the second quarter of the current year. In addition, charges associated with the impairment of inventory were approximately $11.7 million in fiscal year 2003, a decrease of $8.8 million as compared with charges of approximately $20.5 million during the prior year. Inventory impairment activity in fiscal year 2002 was abnormally high due to the dramatic decline in orders from fiscal year 2001 levels. The Company’s gross margin was also favorably impacted by actions taken to reduce the cost structure in the manufacturing areas to better align with the lower order levels.

   Operating Expenses

     Operating expenses for fiscal year 2003, including business realignment and acquisition related costs, were $389.8 million, an increase of $20.7 million from $369.1 million for fiscal year 2002. Operating expenses in fiscal year 2003 include $36.1 million of incremental operating expenses resulting from the consolidation of Tektronix Japan. Business realignment costs and acquisition related costs were $38.1 million, an increase of $11.1 million from $27.0 million for fiscal year 2002. These increases were partially offset by the favorable impact of cost reduction actions implemented by the Company. Cost reductions have primarily been achieved through reductions of headcount and to a lesser extent, through lower discretionary spending. This resulted in operating income of $15.9 million, or 2% of net sales during the current year, compared with operating income of $31.5 million, or 4% of net sales in the prior year.

     Research and development expenses for fiscal year 2003 were $101.1 million or 13% of net sales, as compared with $112.4 million or 14% of net sales in the prior year. The $11.3 million decrease is the net result of higher spending in the prior year associated with the timing of new product development, partially offset by an extra week of operations in fiscal year 2003 and $6.8 million of incremental expense from the consolidation of Tektronix Japan. The Company has initiated many actions to reduce its cost structure during fiscal years 2002 and 2003, but the approach to research and development expenses has been very targeted to preserve critical product development in core strategic product categories.

     Selling, general and administrative expenses for fiscal year 2003 were $247.6 million or 31% of net sales, an increase of $26.8 million, as compared with $220.8 million or 27% of net sales during the prior year. The increase in selling, general and administrative expenses for fiscal year 2003 reflects $28.7 million of incremental expense from the consolidation of Tektronix Japan and an extra week of operations in fiscal year 2003. These increases were partially offset by the impact of headcount reductions and other cost restructuring actions enacted by the Company.

     Equity in business ventures’ loss represents the Company’s 50% share of net loss from Sony/Tektronix. During the second quarter of fiscal year 2003, the Company completed the acquisition of Sony/Tektronix. Results prior to the date of acquisition are included in Equity in business ventures’ loss at Tektronix’ ownership percentage. Results subsequent to the acquisition date have been consolidated in the operating results of the Company. See the discussion in Recent Transactions section of the Management’s Discussion and Analysis for further information on this acquisition. Equity in business ventures’ loss was $2.9 million for fiscal year 2003, compared with equity losses of $4.0 million for the prior year.

     The Company incurred $34.6 million of business realignment costs in fiscal year 2003 for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. The Company incurred $24.0 million of severance for the termination of 524 employees resulting from fiscal year 2003 actions to align the Company’s cost structure including $11.2 million for 155 former employees of Tektronix Japan. The Company also incurred $3.3 million for pension curtailment and settlement losses for the employees terminated in Japan. An impairment charge of $9.1 million was recognized to write-down an intangible asset for acquired Bluetooth technology. The closure of certain foreign and domestic operations resulted in credits totaling $1.3 million for accumulated translation gains and $0.1 million primarily for asset write-downs and contractual obligations. The Company reversed $2.0 million for a facility lease obligation due to the sale of the Company’s optical transmission test product line in the second quarter of fiscal year 2003. As the current sub-lessee may not fulfill its lease obligation, the Company accrued $2.0 million during the third and fourth quarters of fiscal year 2003 as described in Note 3 to the Consolidated Financial Statements. See the Business Realignment Costs section of the Management’s Discussion and Analysis and Note 6 in the Notes to Consolidated Financial Statements for further information on business realignment costs.

     The Company incurred acquisition related costs of $3.5 million in fiscal year 2003. These costs represent direct incremental costs incurred as a result of the Sony/Tektronix Acquisition completed during the second quarter of fiscal year 2003. See the discussion in Recent Transactions section of the Management’s Discussion and Analysis for further information on this acquisition.

     The Company recognized a loss on disposal of fixed assets of $0.1 million in fiscal year 2003. This compares with a loss on sale of fixed assets of $5.8 million in the prior fiscal year. The change from the prior year is largely due to the $3.2 million impairment of a building in the second quarter of the prior fiscal year.

   Non-Operating Income/Expense

     Interest expense was $6.9 million for fiscal year 2003 as compared with $10.2 million in the prior year. The overall decrease in interest expense is due to a reduction in the average balance of outstanding debt primarily from the extinguishment of $41.8 million of long-term debt on the scheduled payment date of August 15, 2002.

     Interest income was $28.0 million for fiscal year 2003 as compared with $34.6 million in the prior year. The decrease in interest income is primarily due to a lower average rate of return on invested cash in fiscal year 2003 as compared to average returns in fiscal year 2002. This reduction in average returns is due to decreases in interest rates during these periods. The decrease in interest income is also partially attributable to a lower average balance of cash and marketable investments during fiscal year 2003 as compared to fiscal year 2002.

     Other expense, net was $3.7 million for fiscal year 2003 as compared with $4.3 million in the prior year. This includes items such as foreign currency exchange and other miscellaneous fees and expenses.

   Income Taxes

     Income tax (benefit) expense from continuing operations was a net benefit of $1.8 million for fiscal year 2003 as compared with an expense of $18.1 million in the prior year. In the first quarter of the current year, the Company recorded a $12.5 million tax benefit resulting from the favorable settlement of IRS audits for the Company’s fiscal years 1998, 1999 and 2000. Before the impact of this $12.5 million tax benefit, the Company’s effective tax rate for fiscal year 2003 was 32% as compared with 35% for the prior fiscal year. The reduction in effective tax rate is the result of effective tax planning strategies employed by the Company.

   Income from Continuing Operations

     Income from continuing operations was $35.1 million, or 4% of sales for fiscal year 2003, compared with $33.6 million, or 4% of sales for fiscal year 2002.

   Discontinued Operations

     In the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of the optical parametric test business. The loss from sale of the optical parametric test business of $17.1 million, net of income taxes, for fiscal year 2003 includes a $15.3 million write-down, net of income taxes, of the carrying value of net assets which were adjusted to estimated selling price less costs to sell. Loss from operations of the optical parametric test business was $2.6 million, net of income taxes, in fiscal year 2003 compared to $0.2 million in fiscal year 2002.

     During fiscal year 2003, the Company reversed accrued liabilities totaling $16.3 million, net of income taxes, which were originally recorded in connection with the sale of CPID in January 2000. These amounts were reversed as new information became available to the Company. For additional discussion of the CPID divestiture see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     As discussed in the Recent Transactions section above, the Company sold the VT.c subsidiary on November 7, 2002. The VT.c subsidiary has been treated as a discontinued operation. Loss from discontinued operations of VT.c was $2.6 million for fiscal year 2003 compared to a net loss of $1.9 million in fiscal year 2002. In fiscal year 2003, the Company incurred additional transaction-related fees and other costs of $0.6 million, net of income taxes, related to this sale.

     In the fourth quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its Gage subsidiary. The Company recognized an impairment charge of $2.2 million, net of income taxes, in fiscal year 2003 to write-down the net assets of Gage to net realizable value less estimated selling costs. Loss from operations of Gage was $0.9 million, net of income taxes, in fiscal year 2003 compared to $1.0 million, net of income taxes, in fiscal year 2002.

   Net Earnings/Loss

     The Company recognized net earnings of $25.3 million for fiscal year 2003, a decrease of $7.4 million from $32.7 million recorded in the prior year. This decrease was due to a number of factors, which include an $11.1 million pre-tax increase in business realignment costs and acquisition related costs over the prior year and a $17.1 million net loss on the sale of the optical parametric test business. These charges were partially offset by a $16.3 million reversal of liabilities, net of tax, related to the sale of CPID discussed above; and the $12.5 million income tax benefit from favorable settlement of the IRS audit recorded in fiscal year 2003.

   Earnings Per Share

     The Company recognized basic and diluted earnings per share of $0.29 for fiscal year 2003. For fiscal year 2002, the Company recognized basic and diluted earnings per share of $0.36 and $0.35, respectively. The decrease in earnings per share is a result of decreased net earnings discussed above which was offset by a decrease in the weighted average basic and diluted shares outstanding due to shares repurchased by the Company during fiscal years 2003 and 2002.

Fiscal Year 2002 Compared to Fiscal Year 2001

   Economic Conditions

     Beginning in fiscal year 2001 and continuing into fiscal year 2002, economic conditions had a negative impact on many markets into which the Company sells products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. Capital spending within these industries declined significantly in fiscal year 2002. The telecommunications industry, and particularly the optical segment, experienced the most substantial downturns during fiscal year 2002. These conditions adversely impacted the Company throughout fiscal year 2002 as product orders declined and product order cancellations were higher than in the prior year. Overall, these product orders and sales declines were more dramatic in the first half of fiscal year 2002 both sequentially and compared to the prior year. From a geographical perspective, the large declines in demand experienced by the Company during this economic decline were primarily in the United States, and to a lesser degree in Europe. The Pacific region, excluding Japan, was less dramatically affected by the economic decline.

     In response to the reduced level of orders and associated sales, the Company incurred net business realignment costs of $27.0 million during fiscal year 2002. These costs were incurred in an effort to reduce fixed costs in future periods by reducing headcount and restructuring operations in certain foreign and domestic locations.

   Product Orders

     Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. Consolidated product orders for fiscal year 2002 were $687.4 million, a decrease of $417.6 million or 38% from product orders of $1,105.0 million in fiscal year 2001. Consolidated product orders decreased in all geographies, with the United States and Europe experiencing the largest declines. Orders from the Americas were $329.6 million, a decrease of $279.1 million or 46% from fiscal year 2001 which was primarily due to the United States, which decreased to $302.1 million, or 45%, from $547.4 million in fiscal year 2001. Orders from Europe were $158.1 million, a decrease of $72.4 million or 31% from fiscal year 2001 orders. In addition, orders from the Pacific, excluding Japan, were $145.1 million, down $23.2 million or 14% from fiscal year 2001. Orders from Japan were $54.6 million, a decrease of $42.9 million or 44% from fiscal year 2001.

     These declines in orders resulted primarily from the economic downturn during fiscal year 2002 noted above, that negatively impacted many markets into which the Company sells products.

   Net Sales

     Consolidated net sales of $810.3 million for fiscal year 2002 decreased $387.9 million or 32% from fiscal year 2001 net sales of $1,198.2 million. Consolidated sales declines were experienced in all major geographies, with the United States and Europe experiencing the most significant declines. Net sales from the Americas were $423.5 million, a decrease of $262.8 million or 38% from the prior year which was primarily due to the United States, which decreased to $393.0 million, or 36%, from $618.7 million in the prior year. Net sales from Europe were $176.3 million, a decrease of $73.1 million or 29% from fiscal year 2001 net sales. In addition, net sales from the Pacific, excluding Japan, were $143.2 million, down $24.2 million or 14% from fiscal year 2001. Net sales from Japan were $67.3 million, a decrease of $27.8 million or 29% from the prior year.

     The declines in sales for fiscal year 2002 were primarily attributed to volume decreases due to the above noted economic downturn and the resulting orders declines. Sales declined less than orders due primarily to the reduction of backlog from $170.3 million at May 26, 2001 to $80.9 million at May 25, 2002.

   Gross Profit and Gross Margin

     Consolidated gross profit was $400.6 million for the year ended May 25, 2002, a decrease of 36% from gross profit of $624.1 million for fiscal year 2001. This decrease was primarily due to the lower sales in fiscal year 2002 as compared with fiscal year 2001 discussed above. In addition, gross margins for the year ended May 25, 2002 were 49%, a decrease from 52% for fiscal year 2001. These decreases in gross profit and gross margin are attributable to certain fixed costs being spread over a lower relative sales base and proportionately higher additions to inventory write-downs in fiscal year 2002. Inventory write-downs were $20.5 million during fiscal year 2002 as compared with $12.3 million during fiscal year 2001. The increase in inventory write-downs is primarily due to excess inventory as a result of the sustained decrease in demand, and termination of an agreement where the Company served as a distributor for a foreign manufacturer.

   Operating Expenses

     For fiscal year 2002, operating expenses were $369.1 million, a decrease of $61.9 million from $431.0 million for fiscal year 2001. This resulted in operating income of $31.5 million, or 4% of net sales in fiscal year 2002, compared with operating income of $193.1 million, or 16% of net sales in fiscal year 2001. As order levels declined during fiscal year 2002, the Company responded with explicit efforts to reduce operating expenses.

     Total reductions to Research and development and Selling, general and administrative expenses were $108.7 million as compared with fiscal year 2001 results. Expense reductions were achieved through leveraging the variable nature of the Company’s operating model, implementing a series of temporary actions and taking permanent actions to align the cost structure with a lower level of business. Variable cost reductions included significantly lower incentive compensation costs, which are included in cost of sales and operating expenses, lower temporary staffing and reduced general business expenses. Temporary actions included executive pay reductions and Company-wide shutdowns. Actions to realign the Company’s cost structure included headcount reductions and exiting certain foreign and domestic locations, the costs associated with which are included in Business realignment costs (credits) in the Consolidated Statement of Operations. The Company generated additional expense reductions through reducing spending on travel and other general business expenses, including third party services.

     Research and development expenses were $112.4 million in fiscal year 2002, a decrease of $29.7 million from $142.1 million in prior year. As a percentage of net sales, research and development expenses increased to 14% for fiscal year 2002 from 12% a year ago due to the lower net sales volumes and the Company’s continued commitment to the development of new products and technologies.

     Selling, general and administrative expenses were $220.8 million or 27% of net sales for fiscal year 2002, a decrease of $79.0 million from $299.8 million, or 25% of net sales for the prior year. The increases in expenses as a percentage of net sales were primarily due to declines in sales at a rate greater than the Company’s ability to reduce the related cost structure through the actions noted above.

     Equity in business ventures’ loss was $4.0 million for the fiscal year ended May 25, 2002, compared with equity earnings of $1.6 million for fiscal year 2001. The loss is primarily the result of further weakening in the Japanese economy and its impact on the financial performance of Sony/Tektronix Corporation, in which the Company had a 50% equity ownership.

     The gain on the sale of the Video and Networking Division of $0.8 million in fiscal year 2002 was the result of a reduction in the indemnity reserve related to the original sale in fiscal year 2000. See the Sale of Video Networking section of the Management’s Discussion and Analysis for further information on this transaction.

     Business realignment costs of $27.0 million were incurred for the fiscal year ended May 25, 2002 as a result of the Company’s efforts to better align the operating expense levels with reduced orders and sales levels. In fiscal year 2001, the Company recorded a net credit of $10.0 million in business realignment costs as the result of favorable settlements of certain 1999 and 2000 Plan reserves. See the Business Realignment Costs section of the Management’s Discussion and Analysis and Footnote 6 in the Financial Statements and Supplementary Data for further information on these charges and credits.

     Loss on disposal of fixed assets was $5.8 million for the year ended May 25, 2002. These expenses consisted primarily of the impairment of a building no longer in service and costs associated with the future demolition of that building. Loss on disposal of fixed assets was $2.2 million for the year ended May 26, 2001. This amount consisted primarily of the impairment of rental property owned by the Company.

   Non-Operating Income/Expense

     Interest expense was $10.2 million for fiscal year 2002, as compared with $13.0 million in the prior year. The decrease in interest expense is due to a reduction in the average balance of outstanding debt due to the Company’s early retirement of outstanding long-term debt throughout the year.

     Interest income was $34.6 million in fiscal year 2002 as compared with $52.7 million in fiscal year 2001. The decrease in interest income can be primarily attributed to lower returns on investments in fiscal year 2002 as compared to investment returns in fiscal year 2001 due to decreases in interest rates and to a lesser degree, a lower average balance of cash and marketable investments during the comparative periods.

     Other expense, net was $4.3 million in fiscal year 2002 compared to $6.1 million in the prior year. This includes items such as foreign currency translation and other miscellaneous fees and expenses.

   Income Taxes

     Income tax expense from continuing operations was $18.1 million for fiscal year 2002 and $82.4 million for fiscal year 2001, or 35% and 36% of earnings before taxes, respectively. The higher tax rates in the prior year period can be primarily attributed to adjustments to tax valuation allowances with respect to foreign tax credit carryovers in fiscal year 2001.

   Discontinued Operations

     During the fiscal year 2002, the Company reached settlement on certain outstanding contingencies related to the sale of the Color Printing and Imaging division to Xerox. The settlement of these contingencies and an evaluation of the remaining contingent liabilities related to the original sale resulted in an additional gain on the sale of $2.2 million net of income taxes, which was recorded as Discontinued operations on the Consolidated Statements of Operations.

     Loss from discontinued operations of VT.c was $1.9 million, net of income taxes, and $2.4 million, net of income taxes, in fiscal years 2002 and 2001, respectively. VT.c was sold in the second quarter of fiscal year 2003.

     Loss from discontinued operations of Gage was $1.0 million, net of income taxes, and $1.9 million, net of income taxes, in fiscal years 2002 and 2001, respectively. Management approved and initiated an active plan to sell Gage in the fourth quarter of fiscal year 2003.

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

Financial Condition, Liquidity and Capital Resources

   Financial Condition

     At May 31, 2003, the Company’s working capital was $351.6 million, a decrease of $157.2 million from the end of fiscal year 2002. Current assets decreased $188.8 million primarily due to a decrease in short-term marketable investments as the Company converted $114.5 million of its investment portfolio to long-term marketable investments and $108.4 million in cash used to repurchase stock on the open market during fiscal year 2003. Assets and liabilities of discontinued operations decreased by $41.7 million and $2.5 million, respectively, due to the sale of VideoTele.com and the optical parametric transmission test business during fiscal year 2003. Current liabilities decreased $31.6 million in fiscal year 2003 as a result of decreases in accounts payable due to reversal of $25.0 million for contingent liabilities associated with the sale of the Color Printing and Imaging division and reversal of $12.5 million for estimated tax exposures. These decreases in current liabilities were partially offset by a $14.8 million net increase in the current portion of long-term debt due to retirement of $41.8 million offset by reclassification of debt from long-term to short-term of $56.6 million during fiscal year 2003.

     Property, plant and equipment, net, decreased $2.6 million during fiscal year 2003 to $128.0 million as of May 31, 2003. The decrease was due mainly to $31.5 million of depreciation expense during the year offset by approximately $17.2 million in capital expenditures and $36.8 million of fixed assets acquired in the redemption of shares of Sony/Tektronix. During fiscal year 2003, $21.5 million for property located in Shinagawa, Japan that was acquired in the Sony/Tektronix redemption was reclassified to assets held for sale.

     The increase in goodwill during fiscal year 2003 was due to the $35.6 million addition from the acquisition of Sony/Tektronix Corporation on September 30, 2002 and a $6.5 million effect of foreign currency translation as of May 31, 2003.

     At May 31, 2003 the Company’s accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, this resulted in a charge to equity in Accumulated other comprehensive income (loss) of $96.0 million, net of $60.5 million of deferred tax assets, in fiscal year 2003. The charge to equity in fiscal year 2003 increased the pension liability by $156.4 million. During fiscal year 2003, the Company contributed $18.5 million to its defined benefit pension plans.

     On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. During fiscal years 2003 and 2002, the Company repurchased a total of 6.2 million and 2.1 million shares, respectively, for $108.4 million and $42.0 million, respectively. As of May 31, 2003, the Company has repurchased a total of 14.5 million shares at an average price of $21.83 per share totaling $316.5 million under this authorization. The reacquired shares were immediately retired, as required under Oregon corporate law.

   Liquidity and Capital Resources

     As of May 31, 2003, the Company held $712.4 million in cash and cash equivalents and short-term and long-term marketable investments, a decrease of $43.1 million from the balance of $755.5 million at May 25, 2002. Activity during fiscal year 2003 included contributions to benefit plans, the repurchase of common stock, capital expenditures and retirement of long-term debt. These uses of cash were offset by net earnings, net cash acquired in the redemption of shares of Sony/Tektronix and other positive operating cash flows.

     The Company consolidated $54.4 million of long-term debt through the Sony/Tektronix Acquisition, which is due on September 29, 2006. At May 31, 2003, the Company maintained unsecured bank credit facilities totaling $132.8 million, of which $77.6 million was unused.

     The Company enters into non-cancelable minimum purchase commitments from time to time primarily for the purchase of raw materials used in the manufacturing of products. These commitments are entered into in the ordinary course of business as they allow the Company to secure component materials for future needs through last time buy programs or volume discount arrangements.

     The following table summarizes the Company’s contractual obligations at May 31, 2003:

	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

	(In thousands)
Long-term debt	$111,586	$56,584	$55,002	$—	$—
Operating leases (1)	38,724	15,232	16,487	6,485	520
Non-cancelable purchase commitments (1)	6,668	3,172	3,496	—	—

Total contractual obligations	$156,978	$74,988	$74,985	$6,485	$520

(1)	The non-cancelable operating leases and purchase commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America.

     Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations through fiscal year 2004. Subsequent to May 31, 2003, the Company made a $30 million contribution to a defined benefit plan in the United States and repaid the $56.3 million 7.5% notes payable.

Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. This statement discontinues the use of the pooling of interest method of accounting for business combinations. This statement is effective for all business combinations after June 30, 2001. Acquisitions subsequent to the effective date were accounted for in accordance with SFAS No. 141.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company early adopted the provisions of SFAS No. 142 as of May 27, 2001. This standard only permits prospective application, therefore adoption does not affect previously reported financial information. The principal effect of adopting SFAS No. 142 was the cessation of the amortization of goodwill beginning May 27, 2001. The evaluation of impairment of existing goodwill resulted in no impairment at the time of adoption.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002, however early adoption is encouraged. The Company early adopted the provisions of SFAS No. 143 as of May 27, 2001. As a result of the early adoption of this statement, the Company recorded an expense of $1.5 million for retirement obligations of certain long-lived assets during fiscal year 2002, which is included in Loss on disposal of fixed assets on the Consolidated Statements of Operations.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management believes the adoption of the provisions of this statement did not have a material effect on the Company’s consolidated financial statements.

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

     In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of Interpretation 45 did not have a material impact on the financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are not applicable to the Company since the expense recognition provisions of SFAS No. 123 have not been adopted. The Company has adopted the disclosure provisions of SFAS No. 148.

     In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) was issued by the FASB. SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 149 will have on the consolidated financial statements.

Risks and Uncertainties

     Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” at the beginning of this Item 7.

   Market Risk and Cyclical Downturns in the Markets in Which Tektronix Competes

     Tektronix’ business depends on capital expenditures of manufacturers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment, including test and measurement equipment manufactured and marketed by Tektronix. In particular, the telecommunications industry, including but not limited to the optical segment, has experienced a more dramatic decline than other industries. In addition, the severity and length of the downturn may also affect overall access to capital which could adversely affect the Company’s customers across many industries. During periods of reduced and declining demand, Tektronix may need to rapidly align its cost structure with prevailing market conditions while at the same time motivating and retaining key employees. As discussed above in this Item 7, the Company’s sales and orders have been affected by the current downturn in its markets. The ultimate severity and duration of this downturn is unknown. No assurance can be given that Tektronix’ net sales and operating results will not be further adversely impacted by the current or any future downturns or slowdowns in the rate of capital investment in these industries.

   Timely Delivery of Competitive Products

     Tektronix sells its products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. The Company’s ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because Tektronix sells test and measurement products that enable its customers to develop new technologies, the Company must accurately anticipate the ever-evolving needs of those customers and deliver appropriate products and technologies at competitive prices to meet customer demands. The Company’s ability to deliver such products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third party providers on a timely basis and at reasonable prices. Failure to deliver competitive products in a timely manner and at a reasonable price could have an adverse effect on the results of operations, financial condition or cash flows of the Company.

   Competition

     In general, Tektronix competes with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies. Other competitors include Acterna Corporation, Anritsu, LeCroy Corporation, Spirent, Yokogawa and many other smaller companies. Competition in the Company’s business is based primarily on product performance, technology, customer service, product availability and price. Some of the Company’s competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which Tektronix competes. The Company faces pricing pressures that may have an adverse impact on the Company’s earnings. If the Company is unable to compete effectively on these and other factors, it could have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

   Supplier Risks

     The Company’s manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company’s future operating results. In addition, the Company uses certain sole sourced components, which are integral to a variety of products. Disruption in key sole sourced suppliers could have a significant adverse effect on the Company’s results of operations. The Company distributes products of other manufacturers, which comprise a material portion of revenues. To the extent that a distribution agreement is not continued, income could decline to the extent that this revenue source was not replaced by other product sales.

   Worldwide Economic and Market Conditions

     The Company maintains operations in four major geographies: the Americas, including the United States and Other Americas, including Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, including China, Southeast Asia and India; and Japan. During the last fiscal year, more than half of the Company’s revenues were from international sales. In addition, some of the Company’s manufacturing operations and key suppliers are located in foreign countries, including China, where the Company expects to further expand its operations. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business globally, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and other acts of terrorism, epidemic disease or other health concerns and changes in other economic or political conditions. These factors, among others, could influence the Company’s ability to sell in global markets, as well as its ability to manufacture products or procure supplies. A significant downturn in the global economy or a particular region could adversely affect the Company’s results of operations, financial position or cash flows.

   Intellectual Property Risks

     As a technology-based company, Tektronix’ success depends on developing and protecting its intellectual property. Tektronix relies generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of the Company’s products, however, is generally not patentable in its entirety. Tektronix also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that actions the Company takes to establish and protect proprietary rights will be adequate, particularly in countries where intellectual property rights are not highly developed or protected. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse affect on the Company’s results of operations, financial position or cash flows. From time to time in the usual course of business, the Company receives notices from third parties regarding intellectual property infringement or takes action against others with regard to intellectual property rights. Even where the Company is successful in defending or pursuing such claims, the Company may incur significant costs. In the event of a successful claim against the Company, Tektronix could lose its rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on the Company’s business.

   Environmental Risks

     Tektronix is subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of its hazardous chemicals used during the Company’s manufacturing process. The Company has operated and is in the process of closing a licensed hazardous waste management facility at its Beaverton, Oregon campus. If Tektronix fails to comply with any present or future regulations, the Company could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict the Company’s ability to expand its facilities or could require Tektronix to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.

   Sony/Tektronix Corporation Acquisition

     Acquisition of Sony Corporation’s 50% interest in Sony/Tektronix Corporation was completed at the end of September 2002. Upon completion of the transaction, the Company’s ownership of Sony/Tektronix increased from 50% to 100%, and the Company is now exposed to a greater financial impact from Sony/Tektronix operations located in Japan. In addition, operation of Sony/Tektronix as a wholly owned business involves additional risks, including integration costs and risks following the acquisition and the risks of doing business as a foreign owner in Japan.

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

     The Company maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% adverse change in interest rates would reduce the market value by $1.1 million, which would be reflected in Other comprehensive loss on the Consolidated Balance Sheets until sold.

     At May 31, 2003, the Company’s bond debt obligation had a fixed interest rate. The fair value of the bond debt instrument at May 31, 2003 was $56.6 million compared to the carrying value of $56.3 million. The Company’s bank loan obligation has a variable interest rate. The fair value of the bank loan approximates the carrying value of $54.4 million. A hypothetical 10% adverse change in interest rates would have a $0.1 million negative impact on the combined fair value, which would not be reflected in the Company’s financial statements.

     The Company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation, Tut Systems, Inc., and other companies. The Company has not entered into any hedging programs to mitigate equity price risk. In management’s opinion, an adverse change of 10% in the value of these securities would reduce the market value by $1.6 million, which would be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold.

     The Company is exposed to foreign currency exchange rate risk primarily through acquisitions and commitments denominated in foreign currencies. The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. The Company’s policy is to only enter into derivative acquisitions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At May 31, 2003, the Company held forward foreign currency exchange contracts in Euros and Canadian Dollars with a notional amount totaling $10.2 million. The potential loss in fair value at May 31, 2003, for such contracts resulting from a hypothetical 10% adverse change in applicable foreign currency exchange rates would be approximately $1.0 million. This loss would be mitigated by corresponding gains on the underlying exposures.

Item 8. Financial Statements and Supplementary Data.

Independent Auditors’ Report

To the Board of Directors and Shareholders of Tektronix, Inc.:

     We have audited the accompanying consolidated balance sheets of Tektronix, Inc. and subsidiaries (“the Company”) as of May 31, 2003 and May 25, 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years ended May 31, 2003, May 25, 2002 and May 26, 2001. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tektronix, Inc. and subsidiaries as of May 31, 2003 and May 25, 2002, and the results of their operations and their cash flows for the fiscal years ended May 31, 2003, May 25, 2002 and May 26, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
June 26, 2003

Consolidated Statements of Operations

	For the fiscal years ended

	May 31, 2003	May 25, 2002	May 26, 2001

	(In thousands, except per share amounts)
Net sales	$791,048	$810,300	$1,198,167
Cost of sales	385,305	409,676	574,071

Gross profit	405,743	400,624	624,096
Research and development expenses	101,137	112,389	142,113
Selling, general and administrative expenses	247,605	220,784	299,765
Equity in business ventures’ loss (earnings)	2,893	3,971	(1,643)
Business realignment costs (credits)	34,551	26,992	(9,972)
Acquisition related costs	3,521	—	—
Gain on sale of the Video and Networking division	—	(818)	(1,456)
Loss on disposition of assets	108	5,808	2,224

Operating income	15,928	31,498	193,065
Interest income	27,997	34,621	52,669
Interest expense	(6,874)	(10,214)	(12,951)
Other non-operating expense, net	(3,746)	(4,280)	(6,094)

Income before taxes	33,305	51,625	226,689
Income tax expense (benefit)	(1,843)	18,069	82,354

Income from continuing operations	35,148	33,556	144,335
Discontinued operations:
Loss on sale of VideoTele.com (less applicable income tax
benefit of $344, $0, and $0)	(639)	—	—
Loss from operations of VideoTele.com (less applicable income
tax benefit of $1,413, $1,007 and $1,271)	(2,624)	(1,869)	(2,360)
Loss on sale of optical parametric test business (less applicable
income tax benefit of $9,222, $0 and $0)	(17,127)	—	—
Loss from operations of optical parametric test business (less
applicable income tax benefit of $1,376, $111 and $0)	(2,556)	(206)	—
Loss from operations of Gage (less applicable income tax
benefit of $508, $554 and $1,004)	(943)	(1,029)	(1,866)
Impairment of net assets of Gage (less applicable income tax
benefit of $1,174, $0 and $0)	(2,180)	—	—
Gain on sale of Color Printing and Imaging (less applicable
income tax expense of $8,750, $1,204 and $0)	16,250	2,237	—

Loss from discontinued operations	(9,819)	(867)	(4,226)

Net earnings	$25,329	$32,689	$140,109

Net earnings per share—basic	$0.29	$0.36	$1.48
Net earnings per share—diluted	0.29	0.35	1.46
Income per share from continuing operations—basic	0.40	0.37	1.53
Income per share from continuing operations—diluted	0.40	0.36	1.50
Loss per share from discontinued operations—basic	(0.11)	(0.01)	(0.04)
Loss per share from discontinued operations—diluted	(0.11)	(0.01)	(0.04)
Weighted average shares outstanding—basic	87,105	91,439	94,459
Weighted average shares outstanding—diluted	87,367	92,263	96,103

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

	May 31, 2003	May 25, 2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$190,387	$260,773
Short-term marketable investments	106,369	193,644
Trade accounts receivable, net of allowance for doubtful accounts of
$3,756 and $5,031, respectively	100,334	94,309
Inventories	92,868	114,524
Other current assets	90,408	64,224
Assets of discontinued operations	7,938	49,674

Total current assets	588,304	777,148
Property, plant and equipment, net	127,985	130,567
Long-term marketable investments	415,606	301,104
Deferred tax assets	144,134	64,522
Goodwill	73,736	31,575
Other long-term assets	41,537	73,945

Total assets	$1,391,302	$1,378,861

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$101,753	$149,708
Accrued compensation	58,193	56,940
Current portion of long-term debt	56,584	41,765
Deferred revenue	19,551	16,808
Liabilities of discontinued operations	651	3,119

Total current liabilities	236,732	268,340
Long-term debt	55,002	57,300
Other long-term liabilities	320,342	126,027
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value (authorized 1,000 shares; none issued)	—	—
Common stock, no par value (authorized 200,000 shares; issued and
outstanding 84,844 at May 31, 2003 and 90,509 at May 25, 2002)	223,233	231,035
Retained earnings	707,191	774,282
Accumulated other comprehensive loss	(151,198)	(78,123)

Total shareholders’ equity	779,226	927,194

Total liabilities and shareholders’ equity	$1,391,302	$1,378,861

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the fiscal years ended

	May 31, 2003	May 25, 2002	May 26, 2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$25,329	$32,689	$140,109
Adjustments to reconcile net earnings to net cash provided by operating activities:
Gain on the sale of Color Printing and Imaging division	(16,250)	(2,237)	—
Loss from sale of VideoTele.com	639	—	—
Loss from VideoTele.com discontinued operations	2,624	1,869	2,360
Loss from sale of optical parametric test business	17,127	—	—
Loss from optical parametric test business discontinued operations	2,556	206	—
Impairment of net assets of Gage	2,180	—	—
Loss from Gage discontinued operations	943	1,029	1,866
Gain on sale of the Video and Networking division	—	(818)	(1,456)
Depreciation and amortization expense	33,545	39,597	44,073
Loss on the disposition/impairment of assets	9,212	5,808	2,224
Loss on the disposition/impairment of marketable equity securities	—	2,211	3,861
Bad debt expense (benefit)	(703)	1,064	2,231
Tax benefit of stock option exercises	474	784	12,898
Deferred income tax (benefit) expense	(1,013)	(1,712)	18,017
Equity in business ventures’ loss (earnings)	2,893	3,971	(1,643)
Changes in operating assets and liabilities:
Accounts receivable	18,010	43,862	15,540
Inventories	37,132	27,825	(29,825)
Other current assets	2,816	10,908	(53,904)
Accounts payable	(32,697)	(67,909)	(460)
Accrued compensation	(3,818)	(39,230)	541
Deferred revenue	2,743	2,655	1,925
Other long-term assets and liabilities, net	(18,572)	34,938	(19,189)

Net cash provided by continuing operating activities	85,170	97,510	139,168
Net cash used in discontinued operating activities	(7,382)	(8,983)	(10,296)

Net cash provided by operating activities	77,788	88,527	128,872
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	23,915	(20,369)	(16,658)
Acquisition of property, plant and equipment	(17,153)	(14,539)	(28,787)
Proceeds from the disposition of fixed assets	7,082	2,279	5,308
Proceeds from sale of optical parametric test business	1,000	—	—
Proceeds from the disposition of investments	—	—	570
Dividend received from joint venture	—	—	8,451
Proceeds from maturities and sales of short-term and long-term available-for-sale securities	478,063	213,929	—
Purchases of short-term and long-term available-for-sale securities	(497,626)	(248,667)	—
Proceeds from maturities of short-term and long-term held-to-maturity securities	—	394,951	389,832
Purchases of short-term and long-term held-to-maturity securities	—	(383,137)	(758,148)

Net cash used in investing activities	(4,719)	(55,553)	(399,432)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	—	(1,018)	(467)
Repayment of long-term debt	(42,760)	(27,735)	(22,446)
Proceeds from employee stock plans	7,668	11,239	23,920
Repurchase of common stock	(108,363)	(42,042)	(126,160)

Net cash used in financing activities	(143,455)	(59,556)	(125,153)
Net decrease in cash and cash equivalents	(70,386)	(26,582)	(395,713)
Cash and cash equivalents at beginning of period	260,773	287,355	683,068

Cash and cash equivalents at end of period	$190,387	$260,773	$287,355

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes (refunded) paid, net	$(7,593)	$2,940	$59,362
Interest paid	5,899	9,655	11,892
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired from Sony/Tektronix (excluding cash received)	159,308	—	—
Assumption of long-term debt from Sony/Tektronix acquisition	53,506	—	—
Assumption of other liabilities from Sony/Tektronix acquisition	89,877	—	—
Non-cash proceeds from the sale of VideoTele.com	7,303	—	—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock		Retained earnings	Accumulated other comprehensive income (loss)	Total

	Shares	Amount

	(In thousands)
Balance May 27, 2000	95,083	$198,868	$753,796	$24,930	$977,594
Components of comprehensive income:
Net earnings	—	—	140,109	—	140,109
Currency adjustment (net of tax
of ($11,937))	—	—	—	(17,905)	(17,905)
Unrealized holding gains-net (net of tax
of $2,138)	—	—	—	2,889	2,889

Total comprehensive income					125,093
Shares issued to employees	1,616	36,818	—	—	36,818
Shares repurchased in open market	(4,622)	(10,683)	(115,477)	—	(126,160)

Balance May 26, 2001	92,077	225,003	778,428	9,914	1,013,345
Components of comprehensive income (loss):
Net earnings	—	—	32,689	—	32,689
Minimum pension liability (net of tax
of ($57,055))	—	—	—	(91,716)	(91,716)
Currency adjustment (net of tax of
$2,232)	—	—	—	3,454	3,454
Cash flow hedge loss (net of tax of ($42))	—	—	—	(65)	(65)
Unrealized holding gains-net (net of
tax of $185)	—	—	—	290	290

Total comprehensive loss					(55,348)
Shares issued to employees	498	11,239	—	—	11,239
Shares repurchased in open market	(2,066)	(5,207)	(36,835)	—	(42,042)

Balance May 25, 2002	90,509	231,035	774,282	(78,123)	927,194
Components of comprehensive income (loss):
Net earnings	—	—	25,329	—	25,329
Minimum pension liability (net of tax
of ($60,488))	—	—	—	(95,956)	(95,956)
Currency adjustment (net of tax
of $12,321)	—	—	—	19,271	19,271
Unrealized holding gains-net (net of tax
of $2,308)	—	—	—	3,610	3,610

Total comprehensive loss					(47,746)
Shares issued to employees, net of
forfeitures	559	8,462	(321)	—	8,141
Shares repurchased in open market	(6,224)	(16,264)	(92,099)	—	(108,363)

Balance May 31, 2003	84,844	$223,233	$707,191	$(151,198)	$779,226

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

2. Summary of Significant Accounting Policies

   Financial statement presentation

     The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company’s percentage of earnings included in Equity in business ventures’ loss (earnings) on the Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior year amounts have been reclassified to conform to the current year’s presentation with no effect on previously reported earnings. The Company’s fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 2003 is 53 weeks, while fiscal years 2002 and 2001 were 52 weeks.

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

   Marketable investments

     Short-term marketable investments include investments with maturities of greater than three months and less than one year. Long-term marketable investments include investments with maturities of greater than one year.

     At May 31, 2003 and May 25, 2002, marketable investments are classified as available-for-sale and reported at fair market value with the related unrealized holdings gains and losses excluded from earnings and included, net of deferred income taxes, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Prior to February 23, 2002, marketable investments, excluding corporate securities, were classified as held-to-maturity and were recorded at their amortized cost. The specific identification method is used to recognize realized gains and losses on the sale of marketable investments.

   Property, plant and equipment

     Property, plant and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from ten to forty years for buildings and two to seven years for machinery and equipment, and is provided using the straight-line method.

   Deferred income taxes

     Deferred income taxes, reflecting the impact of temporary differences between assets and liabilities recognized for financial reporting and tax purposes, are based on tax laws currently enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

   Software development costs

     Software development costs that are incurred after technological feasibility has been established are capitalized in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” and then amortized over the lesser of five years or the economic life of the related product.

   Intangible assets

     Intangible assets, primarily goodwill, patents and trademarks, are stated at cost. For intangible assets excluding goodwill, amortization is provided on a straight-line basis over periods generally not exceeding fifteen years. Intangible assets other than goodwill are included in Other long-term assets on the Consolidated Balance Sheets.

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

   Revenue recognition

     The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time the product is shipped under FOB shipping point shipping terms. Upon shipment, the Company also provides for estimated costs that may be incurred for product warranties and sales returns. When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled. Revenue earned from service is recognized ratably over the contractual period or as the services are performed. Shipping and handling costs are recorded as Cost of sales on the Consolidated Statements of Operations.

   Advertising

     Advertising production and placement costs are expensed when incurred. Advertising expenses were $12.8 million, $15.7 million and $21.6 million in fiscal years 2003, 2002 and 2001, respectively.

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

   Earnings per share, Including Pro Forma Effects of Stock-Based Compensation

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

     The Company accounts for stock options according to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized in the Company’s consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair value of options granted during fiscal years 2003, 2002 and 2001 was $5.87, $12.26 and $17.06 per share, respectively.

     The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	2003	2002	2001

	(amounts in thousands, except per share information)
Net earnings as reported	$25,329	$32,689	$140,109
Stock compensation cost included in net
earnings as reported, net of income taxes	612	305	186
Stock compensation cost using the fair
value alternative, net of income taxes	(20,949)	(19,220)	(13,421)

Pro forma net earnings	$4,992	$13,774	$126,874

Basic EPS—as reported	$0.29	$0.36	$1.48
Basic EPS—pro forma	0.06	0.15	1.34

Diluted EPS—as reported	$0.29	$0.35	$1.46
Diluted EPS—pro forma	0.06	0.15	1.32

   Foreign currency translation

     Assets and liabilities of foreign subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expenses accounts are translated at the average exchange rate during the period. Adjustments arising from the translation of assets and liabilities are accumulated as a separate component of Accumulated other comprehensive loss in Shareholders’ equity on the Consolidated Balance Sheets.

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

     The Company does not hold or issue derivative financial instruments for trading purposes. The purpose of the Company’s hedging activities is to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. In general, the Company’s derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose the Company to credit-

related losses in the event of nonperformance. However, the Company has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote.

     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and the subsequent amendments SFAS No. 137 and SFAS No. 138, on May 27, 2001. These pronouncements require that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings. Derivatives that are not hedges are recorded at fair value through earnings.

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

     The allocation of purchase price to the pension liability assumed in the transaction was based on the best available data as of the transaction date. The allocation of purchase price to the pension liability will be adjusted upon completion of the appropriate analysis of such liabilities. The pension liability is included in Other long-term liabilities on the Consolidated Balance Sheet as of May 31, 2003.

     Pro forma summary results of operations of the Company after intercompany eliminations of the newly created Japan subsidiary as though the acquisition had been completed at the beginning of fiscal year 2002 were as follows:

	2003	2002

	(In thousands, except per share amounts)
Net sales	$807,129	$869,233
Net earnings	23,190	26,198
Earnings per share—diluted	$0.27	$0.28

     Subsequent to closing, the Company incurred $3.5 million in costs specifically associated with integrating the operations of this subsidiary which are recorded in Acquisition related costs on the Consolidated Statements of Operations.

   Sale of VideoTele.com

     On November 7, 2002, the Company completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc. (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock valued at $4.2 million and a note receivable for $3.1 million due in November 2007. The common stock is classified as an available-for-sale security and represented a 19.9% interest in Tut. Accordingly, the common stock is not accounted for under the equity method. Both the common stock and the note receivable are included in Other long-term assets in the Consolidated Balance Sheet as of May 31, 2003. Under the terms of the sale agreement, the Company is restricted from selling the common stock for a period of 1 year. The note receivable accrues interest at an annual rate of 8%. As a result of this transaction, employees of VT.c on the transaction date became employees of the post-merger entity at the time of the closing. The sale of VT.c has been accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale, are excluded from continuing operations and recorded as discontinued operations, net of tax, in the Consolidated Statements of Operations.

   Sale of Optical Transmission Test Products

     On November 5, 2002 the Company completed the sale of certain assets related to the Company’s optical transmission test products to Digital Lightwave, Inc. (“DLI”). The assets sold include inventory, fixed assets and technology related to specific optical products. Total proceeds on this sale were $10.0 million with $9.0 million received at the time of closing with an additional $1.0 million to be held in escrow for a period of 12 months pending the resolution of certain contingencies. Of the assets sold, $3.4 million were fixed assets and the proceeds received equaled the net book value resulting in no gain or loss on the sale of fixed assets. The remaining proceeds of $6.6 million related to the sale of inventory and technology, and are included in Net Sales in the Consolidated Statement of Operations. The net book value of inventory and technology assets sold was $6.2 million at the time of the sale. In addition, DLI assumed warranty and other related liabilities of $0.6 million. The Company has also established a contingent liability for resolution of sale related contingencies of $1.0 million. The net book value of the assets sold and the contingent liability reserve have been recorded as Cost of sales in the Consolidated Statement of Operations. Liabilities assumed by DLI have been recorded as a reduction to cost of sales.

     The Company had previously accrued certain liabilities related to actions intended to reduce the operating costs associated with the design, production and sale of the optical transmission test products. As a result of the sale to DLI, certain of these liabilities were expected to be mitigated and accordingly, the Company reversed $2.0 million of previously accrued expenses as a reduction to Business realignment costs in the second quarter of fiscal year 2003 in the Consolidated Statements of Operations. Due to a significant deterioration of their financial condition, it appears probable that DLI will not fulfill its lease obligation, which it assumed from the Company. Accordingly, the Company accrued $2.0 million during the third and fourth quarters of fiscal year 2003 for the estimated exposure associated with this lease obligation which is included in Business realignment costs in the Consolidated Statements of Operations.

   Sale of Optical Parametric Test Business

     During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business was sold during the fourth quarter of fiscal year 2003 and has been accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. In fiscal year 2003, the Company recognized a loss on sale of the optical parametric test business of $17.1 million, net of income tax benefit of $9.2 million.

4. Sale of Color Printing and Imaging

     On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”). The Company accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. The accrual for estimated liabilities related to the sale was $10.4 million and $36.0 million as of May 31, 2003 and May 25, 2002, respectively. During fiscal year 2003, the Company recorded a gain of $16.3 million, net of income tax expense of $8.8 million, as a result of the resolution of certain estimated liabilities related to the sale. This gain was reported in discontinued operations in the Consolidated Statements of Operations. In fiscal year 2002, the Company recorded a gain of $2.2 million, net of income tax expense of $1.2 million, in Gain on sale of CPID in the Consolidated Statements of Operations as a result of settling and adjusting certain indemnities related to the original sales transaction.

     The Company’s original accrual for estimated liabilities associated with the sale related to specific provisions in the sale agreement for indemnities and warranties as well as settlement of disputes over the value of net assets as of the transaction date. The indemnities and warranties primarily relate to the Company’s obligation for liabilities existing prior to the closing date of January 1, 2000. Subsequent to the close of the transaction, the Company entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date. This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by the Company to the purchaser. This settlement directly reduced the amount of the contingent liability reserve. The accrual was further reduced by reversals of $25.0 million during fiscal year 2003. The reversals were due to the Company changing its estimate of probable exposures under the remaining indemnity and warranty provisions. Specifically, the Company recorded reversals due to a) the expiration of an indemnity period, which passed without the Company receiving claims under the expiring provisions, b) the resolution of certain outstanding potential exposures for amounts less than that anticipated by the Company, and c) other factors which reduced the Company’s estimate of probable exposures under the remaining indemnity and warranty provisions. The reversals have been recorded net of tax effect in Discontinued operations in the Statements of Operations for the year ended May 31, 2003. Other changes in the contingent liability reserve were primarily for cash payments. The remaining balance of this contingent liability is $10.4 million as of May 31, 2003, a significant portion of which may take several years to resolve. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in our estimate of the contingent liability could be material to the financial statements.

     The Company continues to closely monitor the status of the CPID related contingent liabilities based on information received. The liability will be adjusted as settlements are completed or more information becomes available that will change the likely outcome. Changes to the estimate of liabilities or differences between these estimates and the ultimate amount of settlement will be recorded in Discontinued operations in the Consolidated Statement of Operations in the period such events occur.

5. Sale of Video and Networking

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

     In fiscal year 2001, the Company resolved certain outstanding contingencies related to the sale of the Video and Networking division. The resolution of these items resulted in a net credit of approximately $1.5 million, which is included in Gain on sale of the Video and Networking division in the Consolidated Statements of Operations. In addition, the Company converted a portion of the existing notes receivable from GVG to preferred stock of GVG. During fiscal year 2002, the Company received $32.4 million as prepayment to the notes receivable, associated interest and the preferred stock of GVG as a result of GVG being purchased by a third party. This resulted in $0.8 million of interest income based on the discount associated with the note receivable and a $0.3 million gain on the preferred stock that was recorded in Other expense, net in fiscal year 2002. The Company also recorded a gain on the sale of the Video and Networking division of $0.8 million in fiscal year 2002 as a result of adjusting the estimated liability for indemnities associated with the original sale as a result of this subsequent sale to a third party.

6. Business Realignment Costs

     Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels. Restructuring actions taken during fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. The Company expects to achieve future cost savings primarily by reducing employee headcount. In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Management believes that the restructuring actions implemented in fiscal years 2002 and 2003 have resulted in the costs savings anticipated for those actions.

   Fiscal Year 2003 Activity

     During fiscal year 2003, the Company incurred $34.6 million of business realignment costs for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. The Company incurred $24.0 million of severance for the termination of 524 employees resulting from fiscal year 2003 actions to realign the Company’s cost structure, including $11.2 million for 155 former employees of Tektronix Japan. Expected future annual salary cost savings from actions taken in fiscal year 2003 to reduce employee headcount is estimated to be $27.1 million. The Company began to achieve these savings during fiscal year 2003 as headcount was reduced during the year. The Company also incurred $3.3 million for pension curtailment and settlement losses for the employees terminated in Japan. Severance liabilities for actions taken in fiscal years 2002 and 2000 were reduced by $0.6 million largely for employees that unexpectedly left voluntarily without severance.

     An impairment charge of $9.1 million was recognized for an intangible asset for acquired Bluetooth technology. The impairment of this intangible asset was due to the Company’s decision to limit investment into the development of products that utilize this technology. During the first half of fiscal year 2003, the Company formed the opinion that the market potential for test and measurement products in the Bluetooth area did not warrant significant investment relative to other product investment opportunities available to the Company. The impairment was determined using the present value of estimated cash flows related to the asset.

     The closure of certain foreign and domestic operations resulted in credits totaling $1.3 million for accumulated translation gains and an expense of $0.1 million primarily for asset write-downs and contractual obligations. The Company reversed $2.0 million for a facility lease obligation due to the sale of the Company’s optical transmission test product line in the second quarter of fiscal year 2003. As the current sub-lessee may not fulfill its lease obligation, the Company accrued $2.0 million during the third and fourth quarters of fiscal year 2003 as described in Note 3 to the Consolidated Financial Statements. These actions, other than the reduction of severance liabilities, do not relate to the previously announced 2000 Plan discussed below.

     Cash payments during fiscal year 2003 primarily for severance totaled $18.6 million for business realignment charges recorded in fiscal year 2003. The remaining liabilities as of May 31, 2003 for business realignment actions in fiscal year 2003 included $5.4 million for severance expenses for 165 employees and $0.1 million for accrued liabilities related to the exit from certain operations.

     Cash payments during fiscal year 2003 for severance and other accrued liabilities was $7.8 million for business realignment charges recorded in fiscal year 2002. The remaining liabilities as of May 31, 2003 for business realignment actions in fiscal year 2002 included $0.5 million for severance expenses for 12 employees and $2.1 million for accrued liabilities related to the exit from certain operations.

   Fiscal Year 2002 Activity

     During fiscal year 2002, the Company incurred $27.0 million of net business realignment charges including $28.4 million of expenses to better align future operating expense levels with reduced sales levels offset by $1.4 million of reserve reversals related to the 2000 Plan which is discussed below. The $28.4 million of business realignment expenses included $20.9 million of severance related costs for 592 employees worldwide across all major functions and $7.5 million associated with exiting certain foreign and domestic operations. The $7.5 million of costs associated with exiting certain foreign and domestic operations comprised $2.7 million for loss on disposal of Argentina and Australia operations, $3.1 million for lease cancellations, $0.9 million write-off of leasehold improvements and other assets and $0.8 million for termination of a service contract in India during fiscal year 2002. During fiscal year 2002, $1.4 million of amounts recorded in prior years were reversed from the accrued liabilities reserve. The reversal resulted primarily from the favorable settlement of various office leases.

     Cash payments during fiscal year 2002 for severance and other accrued liabilities totaled $14.4 million for business realignment charges in fiscal year 2002. The remaining liabilities for severance and other accrued liabilities included $7.5 million related to the severance expenses of 184 employees and $2.9 million related to the exit from certain operations in fiscal year 2002. These actions do not relate to the previously announced 2000 Plan discussed below.

   Fiscal Year 2001 Activity

     Total fiscal 2001 pre-tax credits for business realignment charges, net on the Consolidated Statement of Operations totaled $10.0 million. The net credits of $10.0 million consisted of restructuring reversals of $15.2 million, offset by $2.3 million loss on sale of assets of Maxtek Components Corporation (“Maxtek”), a wholly-owned subsidiary of Tektronix, and approximately $2.9 million of adjustments to the existing restructuring plans.

     In fiscal year 2001, $9.0 million of previously accrued amounts were reversed from the payables and other liabilities reserve primarily for certain obligations which were assumed by a third party and favorable contract buy-out settlements. In addition, accrued compensation reserves of $6.2 million were reversed due to $4.6 million for 187 individuals who either left the Company voluntarily or were re-assigned to future benefiting operations and $1.6 million of severance related to individuals associated with the assets sold by Maxtek discussed below.

     Under the 2000 plan discussed below, certain assets and related employee severance costs of Maxtek were included in the restructuring reserve as it was anticipated that they would be eliminated through closure. As the opportunity to dispose of these assets through sale subsequently arose during fiscal year 2001, and was determined by management to be more beneficial to the Company, the related reserves were deemed no longer necessary, resulting in the reversals of accrued compensation of $1.6 million and payables and other liabilities reserve of $0.2 million. The sale of those assets resulted in a pre-tax loss on sale of assets of $2.3 million.

     In fiscal year 2001, the payables and other liabilities reserve was increased by $2.4 million primarily to provide for additional estimated costs related to exit activities and the accrued compensation reserve was increased by $0.5 million for the subsequent clarification and amendment of an agreement with a terminated employee.

     Cash payments in fiscal year 2001 included $4.3 million for severance payments for existing restructuring plans and $8.5 million for other exit obligations.

   Fiscal Year 2000 Plan

     In connection with the sale of CPID and VND, the Company announced and began to implement a series of actions (the “2000 Plan”) in the third quarter of fiscal year 2000, which were intended to further consolidate worldwide operations and transition the Company to a smaller business focused on test, measurement and monitoring. Major actions under the 2000 Plan included the exit from and consolidation within underutilized facilities, including the write-off of assets that were abandoned in conjunction with this action, the write-off and disposal of certain excess service and other inventories and focused headcount reductions to streamline the cost structure to that of a smaller focused Measurement business and to eliminate duplicative functions within the Company’s infrastructure. Total restructuring charges in fiscal year 2000 for this plan were $64.8 million which included $19.1 million for write-off of assets, $16.8 million for contractual obligations, $15.5 million for inventory impairment and $13.4 million for employee severance and related costs.

7. Marketable Investments

     During fiscal year 2002, the Company converted its marketable investments to available-for-sale which allows the Company to maximize the investment returns by reacting to fluctuations in interest rates. This requires the marketable investments to be recorded at market value with the resulting gains and losses included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. This resulted in realized gains of $1.8 million and realized losses of $2.4 million on sales of marketable investments in fiscal year 2003. During fiscal year 2002 sales of marketable investments resulted in realized gains of $0.7 million and realized losses of $0.4 million. Prior to fiscal year 2002, marketable investments were classified as held-to-maturity and recorded at amortized cost.

     Short-term marketable investments held at May 31, 2003 consisted of:

	Amortized cost	Unrealized gains	Unrealized losses	Market value

	(In thousands)
Corporate notes and bonds	$31,148	$418	$—	$31,566
Asset backed securities	40,078	471	(133)	40,416
Mortgage backed securities	5,614	91	(82)	5,623
Federal agency notes and bonds	28,335	429	—	28,764

Short-term marketable investments	$105,175	$1,409	$(215)	$106,369

     Short-term marketable investments held at May 25, 2002 consisted of:

	Amortized cost	Unrealized gains	Unrealized losses	Market value

	(In thousands)
Commercial paper	$10,962	$—	$—	$10,962
Certificates of deposit	9,358	6	—	9,364
Corporate notes and bonds	87,056	1,099	(46)	88,109
Asset backed securities	65,841	234	(291)	65,784
Mortgage backed securities	4,555	—	(26)	4,529
Federal agency notes and bonds	14,878	18	—	14,896

Short-term marketable investments	$192,650	$1,357	$(363)	$193,644

     Long-term marketable investments held at May 31, 2003 consisted of:

	Amortized cost	Unrealized gains	Unrealized losses	Market value

		(In thousands)
Corporate notes and bonds	$91,712	$2,181	$—	$93,893
Asset backed securities	56,633	2,725	(12)	59,346
Federal agency notes and bonds	78,643	1,798	—	80,441
Mortgage backed securities	143,378	2,574	(49)	145,903
U.S. Treasuries	35,044	979	—	36,023

Long-term marketable investments	$405,410	$10,257	$(61)	$415,606

     Long-term marketable investments held at May 25, 2002 consisted of:

	Amortized cost	Unrealized gains	Unrealized losses	Market value

	(In thousands)
Corporate notes and bonds	$52,059	$951	$(10)	$53,000
Asset backed securities	48,929	663	(3)	49,589
Mortgage backed securities	90,510	665	(54)	91,121
Federal agency notes and bonds	85,891	519	(11)	86,399
U.S. Treasuries	20,984	15	(4)	20,995

Long-term marketable investments	$298,373	$2,813	$(82)	$301,104

     Contractual maturities of long-term marketable investments at May 31, 2003 will be as follows:

Amortized Cost Basis

After 1 year through 5 years	$262,032
Mortgage backed securities	143,378

$405,410

     Investments in corporate equity securities are classified as available-for-sale and reported at fair market value on the Consolidated Balance Sheets and are included in Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains and losses at May 31, 2003 and May 25, 2002 were as follows:

	2003	2002

	(In thousands)
Unamortized cost basis of corporate equity securities	$8,384	$4,378
Gross unrealized holding gains	7,707	9,677

Fair value of corporate equity securities	$16,091	$14,055

8. Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and marketable investments. The risk is limited due to the large number of entities comprising the Company’s customer base and investments, and their dispersion across many different industries and geographies.

9. Inventories

     Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for obsolete or slow-moving items. Inventories consisted of the following at May 31, 2003 and May 25, 2002:

	2003	2002

	(In thousands)
Materials	$4,314	$2,648
Work in process	35,637	45,137
Finished goods	52,917	66,739

Inventories	$92,868	$114,524

10. Other Current Assets

     Other current assets consisted of the following at May 31, 2003 and May 25, 2002:

	2003	2002

	(In thousands)
Current deferred tax asset	$23,457	$31,607
Income taxes receivable	15,303	—
Other receivables	8,289	10,927
Prepaid expenses	6,514	6,194
Pension asset	6,592	5,523
Other current assets	618	654
Held-for-sale assets	29,601	8,593
Notes receivable	34	726

Other current assets	$90,408	$64,224

     Held-for-sale assets at May 31, 2003 include office buildings and land located in Shinagawa, Japan, which was acquired in the Sony/Tektronix redemption in fiscal year 2003, and a facility located in Nevada City, California that are currently being marketed for sale. The Company expects to complete the sales of these properties in fiscal year 2004. The fair market values of these properties exceed their respective carrying values, accordingly, there was no impairment as of May 31, 2003.

11. Property, Plant and Equipment

     Property, plant and equipment consisted of the following at May 31, 2003 and May 25, 2002:

	2003	2002

	(In thousands)
Land	$6,935	$698
Buildings	153,615	130,648
Machinery and equipment	268,960	250,259
Accumulated depreciation and amortization	(301,525)	(251,038)

Property, plant and equipment, net	$127,985	$130,567

     Property, plant and equipment as of May 31, 2003 includes the land, buildings and machinery, as well as the associated accumulated depreciation, acquired as part of the of Sony/Tektronix share redemption described in Note 3.

12. Goodwill

     The Company adopted SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” on accounting for business combinations and goodwill as of the beginning of fiscal year 2002. Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. The increase in goodwill during fiscal year 2003 was due to the $35.6 million addition from the acquisition of Sony/Tektronix Corporation on September 30, 2002 and a $6.5 million increase due to foreign currency translation as of May 31, 2003.

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

     In the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of the optical parametric test business. Accordingly, the Company classified other long-term assets of the optical parametric test business, primarily goodwill and other intangible assets, totaling $24.4 million as Assets of discontinued operations. The Company recognized a pre-tax write-down of $23.6 million included in loss from discontinued operations in the Consolidated Statements of Operations in the third quarter of fiscal year 2003. In the fourth quarter of fiscal year 2003, the Company completed the sale of the optical parametric test business and wrote off the remaining carrying value of goodwill and other intangible assets.

     In the fourth quarter of fiscal year 2003, management approved and initiated an active plan for the sale of Gage. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the Company classified other long-term assets of Gage, primarily goodwill, totaling $4.6 million as Assets of discontinued operations in the Consolidated Balance Sheets. The Company recognized a pre-tax write-down of $3.4 million in fiscal year 2003 to write-down the net assets, primarily for goodwill, of Gage to net realizable value less estimated selling costs. As of May 31, 2003, the remaining net book value of $1.2 million for other long-term assets attributable to Gage was included in Assets of discontinued operations in the Consolidated Balance Sheets.

13. Other Long-Term Assets

     Other long-term assets consisted of the following at May 31, 2003 and May 25, 2002:

	2003	2002

	(In thousands)
Corporate equity securities	$16,091	$14,055
Notes, contracts and leases	9,370	4,905
Pension asset	9,280	65
Investment in Sony/Tektronix Corporation	—	40,487
Other intangibles, net	6,639	14,166
Other assets	157	267

Other long-term assets	$41,537	$73,945

14. Accounts Payable and Accrued Liabilities

     The Company’s accounts payable and accrued liabilities consisted of the following at May 31, 2003 and May 25, 2002:

	2003	2002

	(In thousands)
Trade accounts payable	$59,539	$64,875
Other accounts payable	4,721	4,742

Accounts payable	64,260	69,617

Contingent liabilities	22,139	45,064
Accrued expenses	1,173	3,661
Restructuring reserve	2,281	3,687
Warranty reserve	8,689	11,033
Other current liabilities	3,211	16,646

Accrued liabilities	37,493	80,091

Accounts payable and accrued liabilities	$101,753	$149,708

     Other accounts payable includes employee benefits liabilities and other miscellaneous non-trade payables. Contingent liabilities included $11.6 million and $36.2 million of accruals for estimated liabilities related to the sales of various businesses as of May 31, 2003 and May 25, 2002, respectively. It is reasonably possible that management’s estimates of contingent liabilities could change in the near term and that such changes could be material to the Company’s financial statements.

     Also included in contingent liabilities is $5.0 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at the Company’s Beaverton, Oregon campus. The Company established the initial liability in 1998 and based ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring is $5.0 million to $10.0 million, which is estimated to be incurred over the next several years. If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

     Other current liabilities as of May 25, 2002 included net income taxes payable of $12.6 million.

15. Long-Term Debt

     The Company’s long-term debt consisted of the following at May 31, 2003 and May 25, 2002:

	2003	2002

	(In thousands)
TIBOR+1.75% facility due September 29, 2006,
interest at 1.84% on May 31, 2003	$54,393	$—
7.5% notes due August 1, 2003	56,300	57,300
7.625% notes due August 15, 2002	—	41,765
Other long-term agreements	893	—
Less: current portion	(56,584)	(41,765)

Long-term debt	$55,002	$57,300

     The TIBOR+1.75% debt facility agreement requires the Company to comply with certain financial covenants measured on tangible net worth and certain financial ratios. This agreement also contains a cross default clause which could trigger acceleration of outstanding debt should the Company default on other financial indebtedness, as defined in the agreement. The agreement for the 7.5% notes due August 1, 2003 also contains a cross default clause applicable to other indebtedness of more than $10 million. The Company was in compliance with its debt covenants as of May 31, 2003, and there were no events that could trigger the cross default clauses.

     At May 31, 2003, the Company maintained unsecured bank credit facilities of $132.8 million, of which $77.6 million is available for future drawdowns.

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

     The Company retired $42.8 million and $27.7 million of long-term notes in fiscal year 2003 and 2002, respectively, at rates approximating par through a series of transactions. The resulting net premiums paid for the early retirements were less than $0.1 million in fiscal year 2003, $0.8 million in fiscal year 2002 and less than $0.1 million in fiscal year 2001 and were recorded in interest expense. Aggregate debt payments on currently outstanding debt will be $56.6 million in fiscal year 2004, $0.3 million in fiscal year 2005, $0.3 million in fiscal year 2006 and $54.4 million in fiscal year 2007.

16. Other Long-Term Liabilities

     Other long-term liabilities consisted of the following at May 31, 2003 and May 25, 2002:

	2003	2002

	(In thousands)
Pension liability	$285,754	$87,348
Postretirement benefits	17,568	21,744
Deferred compensation	9,943	9,864
Other	7,077	7,071

Other long-term liabilities	$320,342	$126,027

     Other long-term liabilities at May 31, 2003 include pension and other long-term liabilities assumed as part of the Sony/Tektronix share redemption. The increase in the pension liability during fiscal year 2003 also includes adjustments for additional minimum pension liability described in Note 27.

17. Commitments and Contingencies

     The Company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates. Rental expense was $13.9 million in fiscal year 2003, $14.6 million in fiscal year 2002, and $16.2 million in fiscal year 2001. In addition, the Company is a party to long-term or minimum purchase agreements with various suppliers and vendors. The future minimum obligations under operating leases and other commitments having an initial or remaining non-cancelable term in excess of one year as of May 31, 2003 were:

	Operating leases	Commitments

	(In thousands)
2004	$15,232	$3,172
2005	10,584	2,106
2006	5,903	1,390
2007	3,835	—
2008	2,650	—
Future years	520	—

Total	$38,724	$6,668

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

18. Fair Value of Financial Instruments

     For cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities and accrued compensation, the carrying amount approximates the fair value because of the immediate or short-term nature of those instruments. Marketable investments are recorded at their fair value based on quoted market prices.

     The fair value of long-term debt is estimated based on quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The following table summarizes the differences between the carrying amounts and fair values of debt:

	May 31, 2003		May 25, 2002

	Carrying amount	Fair value	Carrying amount	Fair value

	(In thousands)
TIBOR+1.75% facility due
September 29, 2006	$54,393	$54,393	$—	$—
7.5% notes due August 1, 2003	56,300	56,576	57,300	59,649
7.625% notes due August 15, 2002	—	—	41,765	42,146

19. Stock Compensation Plans

   Stock options

     The Company maintains stock option plans for selected employees. There were 17,873,451 shares reserved for all stock compensation plans of which 17,024,890 shares were reserved for issuance under stock option plans and 848,561 shares were reserved for the Employee Stock Purchase Plan at May 31, 2003. Under the terms of the plans, stock options are granted at an option price not less than the market value at the date of grant. Options granted between January 1, 1997 and January 1, 2000 generally vest over two years and expire five to ten years from the date of grant. All other options granted generally vest over four years and expire ten years from the date of grant. The following is a summary of the stock compensation plans as of May 31, 2003:

	Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding shares listed in (a))

	(a)	(b)	(c)
Equity Compensation Plans
Approved by Shareholders
2002 Stock Incentive Plan	2,587,000	$16.98	5,801,279
1998 Stock Option Plan	3,116,890	$20.23	—
1989 Stock Incentive Plan	5,339,721	$28.10	—
Employee Stock Purchase Plan	161,715	$15.65	686,846
Equity Compensation Plan Not
Approved by Shareholders
2001 Stock Option Plan	56,012	$24.47	123,988

Total	11,261,338	$23.17	6,612,113

     The 2001 Stock Option Plan was adopted by the Board of Directors for the sole purpose of making grants to new non-officer employees of the Company following acquisitions, and grants are limited to such non-officer employees. Options with a term of 10 years were granted at fair market value at the time of the grant.

     Additional information with respect to option activity is set forth below:

	Outstanding		Exercisable

	Number of shares in thousands	Weighted average exercise price	Number of shares in thousands	Weighted average exercise price

May 27, 2000	5,174	$17.29	1,824	$14.17
Granted	2,700	35.98
Exercised	(1,654)	15.21
Cancelled	(362)	23.46

May 26, 2001	5,858	26.12	2,173	17.97
Granted	3,985	22.12
Exercised	(221)	14.60
Cancelled	(379)	30.16

May 25, 2002	9,243	24.50	3,772	21.73
Granted	2,770	17.56
Exercised	(139)	11.14
Cancelled	(774)	25.57

May 31, 2003	11,100	$22.87	4,914	$23.49

     The following table summarizes information about options outstanding and exercisable at May 31, 2003:

Range of exercise prices			Outstanding			Exercisable

			Number of shares in thousands	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares in thousands	Weighted average exercise price

$6.75	—	$17.12	1,811	5.40	$15.80	1,057	$14.88
17.17	—	17.51	2,574	9.57	17.50	76	17.27
17.55	—	23.66	2,257	6.99	20.23	1,942	20.19
23.69	—	24.48	2,313	8.66	24.47	618	24.46
$24.59	—	$40.69	2,145	7.38	36.32	1,221	36.09

			11,100	7.75	$22.87	4,914	$23.49

     The Company also has plans for certain executives and outside directors that provide stock-based compensation other than options. Under APB No. 25, compensation cost for these plans is measured based on the market price of the stock at the date the terms of the award become fixed. Under the fair value approach of SFAS No. 123, compensation cost is measured based on the market price of the stock at the grant date. There were 68,275, 3,155 and 20,332 shares granted under these plans during fiscal years 2003, 2002 and 2001, respectively. The weighted average grant-date fair value of the shares granted under these plans during fiscal years 2003, 2002 and 2001 was $18.43, $21.12 and $32.27 per share, respectively. Compensation cost for these plans were $0.9 million, $0.4 million and $0.7 million in fiscal years 2003, 2002 and 2001, respectively.

   SFAS No. 123 Assumptions

     The fair value of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	2003	2002	2001

Expected life in years	4.0	4.0	3.0
Risk-free interest rate	3.1%	4.4%	5.1%
Volatility	37.2%	69.3%	65.8%
Dividend yield	0.0%	0.0%	0.0%

     During fiscal year 2003, the Company reevaluated its methodology for estimating the volatility assumption. This resulted in a method that more appropriately considers the impact of past trends that could be expected in the future. The Company will use this revised method on a prospective basis.

   Employee Stock Purchase Plan

     During fiscal year 2001, the Company initiated the Employee Stock Purchase Plan (“ESPP”). There were 1.5 million shares reserved for issuance under the ESPP. The ESPP, which became effective January 1, 2001, allows substantially all regular employees to purchase shares of Tektronix common stock through payroll deductions of up to 10% of eligible compensation. The price an employee pays for the stock is 85% of the market price at the beginning or end of the period, whichever is lower. Plan periods are from January 15 to July 14 and July 15 to January 14. During fiscal years 2003 and 2002, employees purchased 366,172 and 285,267 shares, respectively, at an average price of $15.61 and $22.51 per share, respectively. At May 31, 2003, 686,846 shares of common stock were available for future issuance under the ESPP. The average fair value in excess of the purchase price for ESPP shares purchased, as calculated under SFAS No. 123, was $1.1 million and $1.1 million in fiscal years 2003 and 2002, respectively.

20. Shareholders’ Equity

   Repurchase of common stock

     On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. During fiscal years 2003 and 2002, the Company repurchased a total of 6.2 million and 2.1 million shares, respectively, for $108.4 million and $42.0 million, respectively. As of May 31, 2003, the Company has repurchased a total of 14.5 million shares at an average price of $21.83 per share totaling $316.5 million under this authorization. The reacquired shares were immediately retired, as required under Oregon corporate law.

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

   Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss consisted of the following:

	Foreign currency translation	Unrealized holding gains on available-for-sale securities	Additional minimum pension liability	Accumulated other comprehensive loss

	(In thousands)
Balance as of May 26, 2001	$2,050	$7,864	$—	$9,914
Fiscal year 2002 activity	3,389	290	(91,716)	(88,037)

Balance as of May 25, 2002	5,439	8,154	(91,716)	(78,123)
Fiscal year 2003 activity	19,271	3,610	(95,956)	(73,075)

Balance as of May 31, 2003	$24,710	$11,764	$(187,672)	$(151,198)

21. Derivative Financial Instruments and Risk Management

     The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and the subsequent amendments SFAS No. 137 and SFAS No. 138, on May 27, 2001. These pronouncements require that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Derivatives that are not hedges must be recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in other comprehensive earnings until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is to be immediately recognized in earnings. The Company recorded a net-of-tax cumulative-effect-type gain adjustment of less than $0.1 million in accumulated other comprehensive loss to recognize at fair value all derivatives that are designated as cash-flow hedging instruments upon adoption of SFAS No. 133 on May 27, 2001. This gain adjustment, which was reclassified to earnings during the first quarter ending August 25, 2001, consisted of gains related to foreign currency forwards.

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

   Accounting for Derivatives and Hedging Activities

     All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a cash-flow hedge are recorded in other comprehensive loss, until the underlying transactions occur at which time the gains or losses are recorded in Net sales. As May 31, 2003, the deferred net gain on derivative instruments in Accumulated other comprehensive net loss was not significant. As of May 25, 2002, the $0.1 million of deferred net gains on derivative instruments in Accumulated other comprehensive loss was reclassified to earnings in fiscal year 2003. Changes in the fair value of a derivative that do not qualify as a hedge are recorded in current period earnings in Other expense, net.

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

22. Business Segments

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

	2003	2002	2001

	(In thousands)
Consolidated net sales to external customers by region:
The Americas
United States	$332,710	$393,009	$618,655
Other Americas	20,266	30,492	67,604
Europe	167,726	176,307	249,379
Pacific	163,181	143,192	167,424
Japan	107,165	67,300	95,105

Net sales	$791,048	$810,300	$1,198,167

Operating income:
Measurement	$54,000	$57,672	$180,810
Gain on sale of Video and Networking division	—	818	1,456
Business realignment (costs) credits	(34,551)	(26,992)	10,799
Acquisition related costs	(3,521)	—	—

Operating income	$15,928	$31,498	$193,065

	2003	2002	2001

	(In thousands)
Long-lived assets:
United States	$532,762	$487,550	$528,662
International	131,025	49,641	51,528
Deferred tax assets	144,134	64,522	20,587

Long-lived assets	$807,921	$601,713	$600,777

23. Other Non-Operating Expense, Net

	2003	2002	2001

	(In thousands)
Loss on disposition of financial assets	$(53)	$(1,000)	$(1,835)
Currency (losses) gains	(134)	(1,677)	1,282
Other expenses	(3,559)	(1,603)	(5,541)

Other non-operating expense, net	$(3,746)	$(4,280)	$(6,094)

24. Product Warranty Accrual

     The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

     Changes in the product warranty accrual were as follows (in thousands):

Balance, May 26, 2001	$10,378
Payments made	—
Change in warranty accruals	655

Balance, May 25, 2002	11,033
Payments made	—
Change in warranty accruals	(2,344)

Balance, May 31, 2003	$8,689

     The decrease in the product warranty accrual resulted from a decline in related product revenues for fiscal year 2003.

25. Income Taxes

     The provision (benefit) for income taxes consisted of:

	2003	2002	2001

	(In thousands)
Current:
Federal	$(10,429)	$5,582	$53,214
State	300	619	2,807
Non-U.S	9,299	13,580	8,316

	(830)	19,781	64,337
Deferred:
Federal	(149)	2,237	16,910
State	1,909	390	2,061
Non-U.S	(2,773)	(4,339)	(954)

	(1,013)	(1,712)	18,017

Total provision (benefit)	$(1,843)	$18,069	$82,354

     The provisions (benefits) differ from the amounts that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference is:

	2003	2002	2001

	(In thousands)
Income taxes based on U.S. statutory rate	$11,657	$18,069	$79,341
State income taxes, net of U.S. tax	1,436	656	3,164
Foreign sales corporation	—	(1,826)	(3,424)
Extraterritorial income exclusion	(2,450)	—	—
Changes in valuation allowance	(5,844)	319	27,884
Reversal of prior years’ provisions	(12,500)	—	(28,481)
Other—net	5,858	851	3,870

Total provision (benefit)	$(1,843)	$18,069	$82,354

     The reconciliations above reflect permanent items that impact the provisions. Items that increase provisions include state income taxes and various nondeductible expenses, whereas items that decrease the provisions include the foreign sales corporation and various tax credits.

     The tax benefit of $1.8 million for fiscal year 2003 reflects a tax provision of approximately $10.7 million on continuing operations, at an effective rate of 32%, offset by the favorable resolution of various prior period contingencies during the year which permitted a reduction of $12.5 million in certain tax accruals recorded in prior periods.

     During fiscal year 2001, the Company reversed $28.0 million of reserves related to previously anticipated exposures in jurisdictions in which the Company is a tax filing entity. The Company settled the prior years’ tax audits thereby allowing for the release of reserves previously established and also increased its valuation allowance for tax benefits previously recognized relating to foreign tax credit carryovers. Management believes that adequate provisions have been made for open years under audit.

     Tax benefits of $0.5 million, $0.8 million and $12.9 million associated with the exercise of employee stock options were allocated to common stock in fiscal years 2003, 2002 and 2001, respectively.

     Net deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	2003	2002

	(In thousands)
Other current assets	$23,457	$31,607
Deferred tax assets	144,134	64,522

Net deferred tax assets	$167,591	$96,129

     The temporary differences and carryforwards that gave rise to deferred tax assets and liabilities were as follows:

	2003	2002

	(In thousands)
Deferred tax assets:
Accrued pension obligation	$85,403	$26,293
Reserves and other liabilities	53,467	58,075
Foreign tax credit carryforwards	24,395	30,002
Intangibles	12,781	3,951
Accrued postretirement benefits	7,794	9,260
Net operating loss carryforwards	6,988	2,835
Other credit carryforwards	6,413	1,171
Restructuring costs and separation programs	2,039	2,227
Accumulated depreciation	1,276	—

Gross deferred tax assets	200,556	133,814
Less: valuation allowance	(24,959)	(30,803)

Deferred tax assets	175,597	103,011

Deferred tax liabilities:
Unrealized gains on marketable equity securities	(7,520)	(5,435)
Software development costs	(486)	(876)
Accumulated depreciation	—	(571)

Deferred tax liabilities	(8,006)	(6,882)

Net deferred tax assets	$167,591	$96,129

     At May 31, 2003, there were $24.4 million of unused foreign tax credit carryovers which, if not used, will expire between 2004 and 2008. The Company has placed a valuation allowance against these credits in the amount of $24.4 million. In addition, at May 31, 2003, there were $6.4 million of general business credits and alternative minimum tax credits which can be carried forward to offset future federal income tax liabilities for a minimum of 20 years. The Company had net operating loss carryforwards of approximately $21.8 million as of May 31, 2003, of which $13.0 million relate to net operating loss carryforwards in Japan which, if not used, will expire between 2004 and 2008. The remaining net operating loss carryforwards relate to other foreign jurisdictions in which the Company operates.

     The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

26. Earnings Per Share

	2003	2002	2001

	(In thousands except per share amounts)
Net earnings	$25,329	$32,689	$140,109

Weighted average shares used for
basic earnings per share	87,105	91,439	94,459
Effect of dilutive stock options	262	824	1,644

Weighted average shares used for
dilutive earnings per share	87,367	92,263	96,103

Net earnings per share—basic	$0.29	$0.36	$1.48
Net earnings per share—diluted	$0.29	$0.35	$1.46

     Options to purchase an additional 6,689,958, 5,116,867 and 2,288,000 shares of common stock were outstanding at May 31, 2003, May 25, 2002 and May 26, 2001, respectively, but were not included in the computation of diluted net earnings per share because their effect would be antidilutive.

27. Benefit Plans

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

     The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Company’s pension and postretirement benefit plans:

	Pension Benefits				Postretirement Benefits

	2003			2002	2003	2002

	U.S. and Other	Japan	Total	U.S. and Other

	(In thousands)
Change in Benefit Obligation
Beginning balance	$547,775	$—	$547,775	$540,130	$13,411	$14,657
Consolidation of Japan benefit plans	—	119,888	119,888	—	—	—
Service cost	6,134	3,864	9,998	6,836	78	120
Interest cost	38,785	1,802	40,587	37,640	947	1,039
Actuarial (gain) loss	71,263	10,857	82,120	(2,154)	4,035	(225)
Curtailment/ settlement	—	(9,755)	(9,755)	—	—	—
Benefit payments	(39,282)	(1,538)	(40,820)	(38,473)	(2,148)	(2,180)
Exchange rate changes	17,363	3,433	20,796	4,032	—	—
Participant contributions	164	303	467	152	—	—
Plan amendments	—	—	—	(388)	—	—
Other	2,319	—	2,319	—	—	—

Ending balance	$644,521	$128,854	$773,375	$547,775	$16,323	$13,411

	Pension Benefits				Postretirement Benefits

	2003			2002	2003	2002

	U.S. and Other	Japan	Total	U.S. and Other

	(In thousands)
Change in Fair Value of Plan Assets
Beginning balance	$464,272	$—	$464,272	$543,257	$—	$—
Consolidation of Japan benefit plans	—	49,332	49,332	—	—	—
Actual return	(22,369)	(7,575)	(29,944)	(44,755)	—	—
Employer contributions	16,823	1,657	18,480	1,322	—	—
Benefit payments	(38,828)	(271)	(39,099)	(38,473)	—	—
Settlements	—	(1,200)	(1,200)	—	—	—
Exchange rate changes	11,179	1,304	12,483	2,769	—	—
Other adjustments	1,748	—	1,748	152	—	—

Ending balance	$432,825	$43,247	$476,072	$464,272	$—	$—

Net unfunded status of the plan	$211,696	$85,607	$297,303	$83,503	$16,323	$13,411
Unrecognized initial net obligation	(435)	—	(435)	(453)	—	—
Unrecognized prior service cost	14,380	(9,280)	5,100	16,730	2,671	5,342
Unrecognized net (loss) gain	(312,991)	(24,310)	(337,301)	(166,791)	574	4,991

Net (prepaid) liability recognized	$(87,350)	$52,017	$(35,333)	$(67,011)	$19,568	$23,744

Amounts recognized in the
consolidated balance sheets:
Other current assets	$(6,592)	$—	$(6,592)	$(5,523)	$—	$—
Other long-term assets	—	(9,280)	(9,280)	(65)	—	—
Accrued compensation	—	—	—	—	2,000	2,000
Other long-term liabilities	219,419	66,335	285,754	87,348	17,568	21,744
Accumulated other
comprehensive loss	(300,177)	(5,038)	(305,215)	(148,771)	—	—

Net (prepaid) liability recognized	$(87,350)	$52,017	$(35,333)	$(67,011)	$19,568	$23,744

     At May 31, 2003 and May 25, 2002, the Company’s accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions”, this resulted in charges to equity in Accumulated other comprehensive loss of $96.0 million and $91.7 million, net of $60.5 million and $57.1 million of deferred tax assets, in fiscal years 2003 and 2002, respectively. The charge to equity in fiscal year 2003 increased the pension liability by $156.4 million. The charge to equity in fiscal year 2002 resulted in a reduction of the pension assets recorded in Other long-term assets by $87.5 million and an increase in the pension liability recorded in Other long-term liabilities by $61.3 million.

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for certain plans with accumulated benefit obligations in excess of plan assets were $737.1 million, $708.8 million, and $437.5 million, respectively, for fiscal year 2003 and $524.3 million, $514.6 million and $435.0 million, respectively, for fiscal year 2002.

     Weighted average assumptions used in the accounting for the Tektronix pension and postretirement benefit plans were:

	2003	2002	2001

Pension Benefits
Discount rate	5.2%	7.3%	7.2%
Rate of compensation increase	3.6%	3.7%	3.7%
Expected return on plan assets	8.8%	9.6%	10.1%
Postretirement Benefits
Discount rate	6.0%	7.5%	7.5%
Rate of compensation increase	3.8%	3.8%	3.8%

     The Company maintains an insured indemnity health plan for retirees. The assumed health care cost trend rates used to measure the expected cost of benefits under the indemnity and HMO plans were assumed to increase by 9.3% and 14.0%, respectively, for participants under the age of 65 and 9.5% and 15.0%, respectively, for participants age 65 and over in fiscal year 2004. Thereafter, the rates of both plans were assumed to gradually decrease until they reach 5.3% for participants under the age of 65 and 5.5% for those over 65 in 2010. A 1.0% change in these assumptions would not have a material effect on either the postretirement benefit obligation at May 31, 2003 or the benefit credit reported for fiscal year 2003.

The components of net pension benefit cost and postretirement benefit credit recognized in income were:

	2003			2002	2001

	US and Other	Japan	Total

	In thousands
Pension Benefits
Service cost	$6,134	$3,864	$9,998	$6,836	$8,336
Interest cost	38,785	1,802	40,587	37,640	38,766
Expected return on plan assets	(52,684)	(2,107)	(54,791)	(54,207)	(55,259)
Amortization of transition asset	123	2	125	106	107
Amortization of prior service cost	(2,231)	631	(1,600)	(2,206)	(2,205)
Curtailment/ settlement loss (gain)	—	3,318	3,318	169	(2,726)
Recognized actuarial net loss (gain)	145	638	783	(347)	(259)
Other benefit plans	1,155	—	1,155	839	1,138

Net benefit expense (credit)	$(8,573)	$8,148	$(425)	$(11,170)	$(12,102)

Postretirement Benefits
Service cost	$78	$—	$78	$120	$130
Interest cost	947	—	947	1,039	1,051
Amortization of prior service cost	(2,671)	—	(2,671)	(2,671)	(2,671)
Recognized net gain	(382)	—	(382)	(373)	(532)

Net benefit credit	$(2,028)	$—	$(2,028)	$(1,885)	$(2,022)

   Employee savings plan

     The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may defer up to 50% of their compensation, subject to certain regulatory limitations. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. The Company’s matching contribution is 4% of compensation and may be invested in any one of the 401(k) plan funds. In addition, the Company contributes Company stock to the plan for all eligible employees equal to 2% of compensation. The Company’s total contributions were approximately $9.7 million in fiscal year 2003, $9.7 million in fiscal year 2002 and $9.9 million in fiscal year 2001.

28. Recent Accounting Pronouncements

     In June 2001, the FASB issued SFAS No. 141, “Business Combinations”. This statement discontinues the use of the pooling of interest method of accounting for business combinations. This statement is effective for all business combinations after June 30, 2001. Acquisitions subsequent to the effective date were accounted for in accordance with SFAS No. 141.

     In June 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down in the periods in which the recorded value of goodwill and certain intangibles is determined to be greater than its fair value. The Company early adopted the provisions of SFAS No. 142 as of May 27, 2001. This standard only permits prospective application, therefore adoption does not affect previously reported financial information. The principal effect of adopting

SFAS No. 142 was the cessation of the amortization of goodwill beginning May 27, 2001. The evaluation of impairment of existing goodwill resulted in no impairment at the time of adoption.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002, however early adoption is encouraged. The Company early adopted the provisions of SFAS No. 143 as of May 27, 2001. As a result of the early adoption of this statement, the Company recorded an expense of $1.5 million for retirement obligations of certain long-lived assets during fiscal year 2002, which is included in Loss on disposal of fixed assets on the Consolidated Statements of Operations.

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

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company adopted the provisions of this statement for exit and disposal activities beginning January 1, 2003, which did not have a material impact on the financial results of the Company.

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

     In November 2002, the FASB issued Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of the recognition and measurement provisions of Interpretation 45 did not have a material impact on the financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are not applicable to the Company since the expense recognition provisions of SFAS No. 123 have not been adopted. The Company has adopted the disclosure provisions of SFAS No. 148.

     In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”) was issued by the FASB. SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 149 will have on the consolidated financial statements.

Quarterly Financial Data (unaudited)

     In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands except per share amounts):

Quarter ended	May 31, 2003	Mar. 1, 2003	Nov. 30, 2002	Aug. 31, 2002

Net sales	$202,321	$186,645	$203,570	$198,512
Gross profit	106,650	99,467	101,273	98,353
Operating income (loss) (a)	3,704	(4,885)	8,329	8,780
Income before taxes	6,257	360	12,912	13,776
Income from continuing operations (b)	4,255	1,046	8,392	21,455
Loss from discontinued operations (c), (d)	(1,361)	(3,123)	(3,659)	(1,676)
Net earnings (loss)	2,894	(2,077)	4,733	19,779
Earnings (loss) per share—basic and
diluted	0.03	(0.02)	0.05	0.22
Income per share from continuing
operations—basic and diluted	0.05	0.01	0.10	0.24
Loss per share from discontinued
operations—basic and diluted	(0.02)	(0.04)	(0.04)	(0.02)

Average shares outstanding:
Basic	84,886	86,750	87,127	89,474
Diluted	85,251	86,945	87,335	89,808

Common stock prices:
High	$21.08	$19.52	$19.95	$20.34
Low	16.05	15.81	14.70	16.55

Quarter ended	May 25, 2002	Feb. 23, 2002	Nov. 24, 2001	Aug. 25, 2001

Net sales	$202,243	$197,148	$205,282	$205,627
Gross profit	98,007	98,672	101,701	102,244
Operating income (e)	3,826	14,867	5,601	7,204
Income before taxes	10,282	18,611	11,538	11,194
Income from continuing operations	6,683	12,096	7,501	7,276
Income (loss) from discontinued operations	(620)	(1,662)	429	986
Net earnings	6,063	10,434	7,930	8,262
Earnings per share—basic and diluted	0.07	0.11	0.09	0.09
Income per share from continuing
operations—basic and diluted	0.07	0.13	0.08	0.08
Income (loss) per share from discontinued
operations—basic and diluted	(0.01)	(0.02)	—	0.01

Average shares outstanding:
Basic	90,869	91,316	91,531	92,040
Diluted	91,779	92,428	91,969	92,815

Common stock prices:
High	$26.29	$25.98	$22.87	$27.23
Low	20.00	22.17	17.02	19.22

     The Company’s common stock is traded on the New York Stock Exchange. There were 2,978 shareholders of record at July 21, 2003. The market prices quoted above are the composite daily high and low prices reported by the New York Stock Exchange rounded to full cents per share.

Notes to Quarterly Financial Data (unaudited):

(a)	The Company incurred business realignment costs of $9.6 million, $3.2 million, $14.2 million and $7.6 million during the first, second, third and fourth quarters of fiscal year 2003, respectively.

(b)	During the first quarter of fiscal year 2003, the Company revised its estimated liability for income taxes as of August 31, 2002. The revision resulted in a $12.5 million net reduction of previously estimated liabilities.

(c)	During the third quarter of fiscal year 2003, the Company recorded a gain of $13.0 million, net of income tax expense of $7 million, as a result of the resolution of certain estimated liabilities related to the sale of CPID.

(d)	During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. The net carrying value of assets, primarily goodwill and other intangible assets, was adjusted to estimated selling price less costs to sell which resulted in a $15.3 million write-down, net of income tax benefit of $8.4 million.

(e)	The Company incurred business realignment costs of $7.9 million, $4.4 million, $2.4 million and $12.3 million during the first, second, third and fourth quarters of fiscal year 2002, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

(a)	Management of the Company has evaluated, under the supervision and with the participation of, the chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner, and that information was accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)	There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this item regarding directors is included under “Election of Directors” and “Board of Directors Meetings, Committees and and Compensation” of the Company’s Proxy Statement dated August 22, 2003.

     The information required by this item regarding executive officers is contained under “Executive Officers of the Company” in Item 1 of Part I hereof.

     The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement dated August 22, 2003.

Item 11. Executive Compensation.

     The information required by this item is included under “Board of Directors Meetings, Committees and Compensation” and under “Executive Compensation” of the Company’s Proxy Statement dated August 22, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is included under “Election of Directors,” under “Security Ownership of Certain Beneficial Owners,” and under “Security Ownership of Management” of the Company’s Proxy Statement dated August 22, 2003.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Principal Accountant Fees and Services.

     The information appearing in the 2003 Proxy Statement under the caption “Fees Paid to Deloitte & Touche LLP” is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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

Schedule II—Valuation and Qualifying Accounts                       Page 69

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

     (3) Exhibits:

(3)	(i)	Restated Articles of Incorporation of the Company, as amended.
Incorporated by reference to Exhibit 3(i) on Form 10-K filed August 2,
2001, SEC File No. 1-04837.
	(ii)	Bylaws of the Company, as amended.
(4)	(i)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

	(ii)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc.
and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 1-04837.
(10)	+(i)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit
10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 1-04837.
	+(ii)	Restated Annual Performance Incentive Plan. Incorporated by reference to Exhibit 10(iii) of Form 10-K filed August 12, 2002, SEC File
No. 1-04837.
	+(iii)	Restated Deferred Compensation Plan. Incorporated by reference to
Exhibit 10(i) of Form 10-Q filed December 21, 1984, SEC File
No. 1-04837.
	+(iv)	Retirement Equalization Plan, Restatement. Incorporated by reference to
Exhibit (10)(v) of Form 10-K filed August 22, 1996, SEC File No. 1-04837.
	+(v)	Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of
Form 10-K filed August 20, 1993, SEC File No. 1-04837.
	+(vi)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H.
Wills. Incorporated by reference to Exhibit 10(vii) of Form 10-K filed
August 2, 2001, SEC File No. 1-04837.
	+(vii)	Form of Executive Severance Agreement entered into between the
Company and its other named officers. Incorporated by reference to
Exhibit 10(viii) of Form 10-K filed August 2, 2001, SEC File No. 1-04837.
	+(viii)	Separation Agreement between Jerome J. Meyer and the Company dated October 23, 2000. Incorporated by reference to Exhibit 10(ix) of
Form 10-K filed August 2, 2001, SEC File No. 1-04837.
	+(ix)	2001 Non-Employee Directors Compensation Plan. Incorporated by
reference to Exhibit 10 of Form 10-Q filed October 1, 2001, SEC File
No. 1-04837.
	+(x)	1998 Stock Option Plan, as amended. Incorporated by reference to
Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 1-04837.
	+(xi)	Deferred Compensation Plan, as amended June 25, 2003.
	+(xii)	Stock Deferral Plan, as amended June 25, 2003.
	+(xiii)	Executive Compensatory Arrangement. Incorporated by reference to
Exhibit 10(xiv) of Form 10-K filed August 12, 2002, SEC File
No. 1-04837.
	+(xiv)	2001 Stock Option Plan.
	+(xv)	2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10 of
Form 10-Q filed October 4, 2002, SEC File No. 1-04837.
(21)		Subsidiaries of the registrant.
(23)		Independent Auditors’ Consent.
(24)		Powers of Attorney.
(31.1)		302 Certification, Chief Executive Officer.
(31.2)		302 Certification, Chief Financial Officer.
(32.1)		906 Certification, Chief Executive Officer.
(32.2)		906 Certification, Chief Financial Officer.

+	Compensatory Plan or Arrangement

     (b) Reports on Form 8-K.

     Tektronix filed a report on Form 8-K on June 26, 2003 reporting the results of operations of the Company for the fourth quarter and fiscal year ended May 31, 2003 (reported under Item 7 and Item 9 of Form 8-K (information furnished pursuant to Item 12. Results of Operations and Financial Condition).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKTRONIX, INC.

By:	/s/ COLIN L. SLADE

Colin L. Slade, Senior Vice President and Chief Financial Officer

Dated: August 13, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICHARD H. WILLS*	Chairman of the Board, President,	August 13, 2003
and Chief Executive Officer
Richard H. Wills

/s/ COLIN L. SLADE	Senior Vice President and Chief	August 13, 2003
Financial Officer, Principal
Colin L. Slade	Financial and Accounting Officer

/s/ PAULINE LO ALKER*	Director	August 13, 2003

Pauline Lo Alker

/s/ A. GARY AMES*	Director	August 13, 2003

A. Gary Ames

/s/ GERRY B. CAMERON*	Director	August 13, 2003

Gerry B. Cameron

/s/ DAVID N. CAMPBELL*	Director	August 13, 2003

David N. Campbell

/s/ FRANK C. GILL*	Director	August 13, 2003

Frank C. Gill

/s/ MERRILL A. MCPEAK*	Director	August 13, 2003

Merrill A. McPeak

/s/ JEROME J. MEYER*	Director	August 13, 2003

Jerome J. Meyer

* By /s/ JAMES F. DALTON		August 13, 2003

James F. Dalton as attorney-in-fact

Tektronix, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the years ended May 26, 2001, May 25, 2002 and May 31, 2003
(Dollars in Thousands)

Description	Beginning balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance

2001:
Allowance for doubtful accounts	$4,909	$2,231	$—	$2,652	$4,488
Deferred tax assets valuation allowance	2,600	27,884	—	—	30,484

2002:
Allowance for doubtful accounts	$4,488	$1,064	$—	$521	$5,031
Deferred tax assets valuation allowance	30,484	319	—	—	30,803

2003:
Allowance for doubtful accounts	$5,031	$(703)	$—	$572	$3,756
Deferred tax assets valuation allowance	30,803	(5,844)	—	—	24,959

EXHIBIT INDEX

Exhibit No.		Exhibit Description

(3)	(i)	Restated Articles of Incorporation of the Company, as amended.
Incorporated by reference to Exhibit 3(i) on Form 10-K filed August 2,
2001, SEC File No. 1-04837.

	(ii)	Bylaws of the Company, as amended.

(4)	(i)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

	(ii)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and
ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to
Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 1-04837.

(10)	+(i)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit
10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 1-04837.

	+(ii)	Restated Annual Performance Incentive Plan. Incorporated by reference to
Exhibit 10(iii) of Form 10-K filed August 12, 2002, SEC File No. 1-04837.

	+(iii)	Restated Deferred Compensation Plan. Incorporated by reference to
Exhibit 10(i) of Form 10-Q filed December 21, 1984, SEC File No. 1-04837.

	+(iv)	Retirement Equalization Plan, Restatement. Incorporated by reference to
Exhibit (10)(v) of Form 10-K filed August 22, 1996, SEC File No. 1-04837.

	+(v)	Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form
10-K filed August 20, 1993, SEC File No. 1-04837.

	+(vi)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills.
Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 2,
2001, SEC File No. 1-04837.

	+(vii)	Form of Executive Severance Agreement entered into between the
Company and its other named officers. Incorporated by reference to Exhibit
10(viii) of Form 10-K filed August 2, 2001, SEC File No. 1-04837.

	+(viii)	Separation Agreement between Jerome J. Meyer and the Company dated
October 23, 2000. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 2, 2001, SEC File No. 1-04837.

	+(ix)	2001 Non-Employee Directors Compensation Plan. Incorporated by
reference to Exhibit 10 of Form 10-Q filed October 1, 2001, SEC File No. 1-
04837.

	+(x)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit
10(i) of Form 10-Q filed October 8, 1999, SEC File No. 1-04837.

	+(xi)	Deferred Compensation Plan, as amended June 25, 2003.

	+(xii)	Stock Deferral Plan, as amended June 25, 2003.

	+(xiii)	Executive Compensatory Arrangement. Incorporated by reference to
Exhibit 10(xiv) of Form 10-K filed August 12, 2002, SEC File No. 1-04837.

	+(xiv)	2001 Stock Option Plan.

	+(xv)	2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10 of Form
10-Q filed October 4, 2002, SEC File No. 1-04837.

(21)		Subsidiaries of the registrant.

(23)		Independent Auditors' Consent.

(24)		Powers of Attorney.

(31.1)		302 Certification, Chief Executive Officer.

(31.2)		302 Certification, Chief Financial Officer.

(32.1)		906 Certification, Chief Executive Officer.

(32.2)		906 Certification, Chief Financial Officer.

+  Compensatory Plan or Arrangement