Form 10-Q
period 2003-08-30
TEKTRONIX INC
filed 2003-10-14
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_________________

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2003, or,

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________________.

Commission File Number 1-04837

_________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b-2 of the Exchange Act). Yes [X] No [   ]

AT SEPTEMBER 27, 2003 THERE WERE 84,547,437 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Statements of Operations (Unaudited) —	3
for the Fiscal Quarter ended August 30, 2003
and the Fiscal Quarter ended August 31, 2002

Condensed Consolidated Balance Sheets (Unaudited) —	4
August 30, 2003 and May 31, 2003

Condensed Consolidated Statements of Cash Flows (Unaudited) —	5
for the Fiscal Quarter ended August 30, 2003
and the Fiscal Quarter ended August 31, 2002

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial	17
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 6. Exhibits and Reports on Form 8-K	32

SIGNATURES	33

Part I   FINANCIAL INFORMATION

Item 1.    Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited)

(In thousands, except per share amounts)
For the fiscal quarters ended	Aug. 30, 2003	Aug. 31, 2002

Net sales	$ 201,438	$ 198,512
Cost of sales	92,330	100,155

Gross profit	109,108	98,357

Research and development expenses	29,102	23,939
Selling, general and administrative expenses	62,525	54,635
Equity in business venture’s loss	—	1,453
Business realignment costs	4,626	9,565
Acquisition related costs	1,316	—
Gain on disposition of assets	(36)	(15)

Operating income	11,575	8,780

Interest income	5,932	7,528
Interest expense	(1,122)	(2,053)
Other non-operating expense, net	(585)	(479)

Income before taxes	15,800	13,776

Income tax expense (benefit)	4,424	(7,679)

Income from continuing operations	11,376	21,455

Discontinued operations:

Loss from operations of optical parametric test business (less
applicable income tax benefit of $0 and $223)	—	(415)

Loss on sale of optical parametric test business (less applicable
income tax benefit of $136 and $0)	(253)	—

Loss from operations of Gage (less applicable income
tax benefit of $212 and $226)	(394)	(419)

Loss on sale of Gage (less applicable income tax
benefit of $457 and $0)	(848)	—

Loss from operations of VideoTele.com (less applicable income tax
benefit of $3 and $453)	(5)	(842)

Loss from discontinued operations	(1,500)	(1,676)

Net earnings	$ 9,876	$ 19,779

Income per share from continuing operations — basic and diluted	$ 0.13	$ 0.24

Loss per share from discontinued operations — basic and diluted	(0.02)	(0.02)

Net earnings per share — basic and diluted	$ 0.12	$ 0.22

Weighted average shares outstanding — basic	84,697	89,474

Weighted average shares outstanding — diluted	85,816	89,808

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets
(Unaudited)

(In thousands)	Aug. 30, 2003	May 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$ 145,254	$ 190,387
Short-term marketable investments	92,478	106,369
Trade accounts receivable, net of allowance for
doubtful accounts of $3,864 and $3,756, respectively	97,814	100,334
Inventories	86,869	92,868
Other current assets	78,504	83,816
Assets of discontinued operations	—	7,938

Total current assets	500,919	581,712

Property, plant and equipment, net	123,493	127,985
Long-term marketable investments	391,688	415,606
Deferred tax assets	145,764	144,134
Goodwill	72,722	73,736
Other long-term assets	46,144	41,537

Total assets	$ 1,280,730	$ 1,384,710

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$ 105,337	$ 101,753
Accrued compensation	52,216	58,193
Current portion of long-term debt	1,241	56,584
Deferred revenue	16,521	19,551
Liabilities of discontinued operations	—	651

Total current liabilities	175,315	236,732

Long-term debt	56,475	55,002
Other long-term liabilities	280,491	313,750

Shareholders’ equity:
Common stock, no par value (authorized 200,000
shares; issued and outstanding 84,288 and 84,844
at August 30, 2003 and May 31, 2003, respectively)	225,666	223,233
Retained earnings	701,498	707,191
Accumulated other comprehensive loss	(158,715)	(151,198)

Total shareholders’ equity	768,449	779,226

Total liabilities and shareholders’ equity	$ 1,280,730	$ 1,384,710

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

(In thousands)
For the fiscal quarters ended	Aug. 30, 2003	Aug. 31, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$ 9,876	$ 19,779
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Loss from VideoTele.com discontinued operations	5	842
Loss from sale of optical parametric test business	253	—
Loss from optical parametric test business discontinued operations	—	415
Loss from sale of Gage	848	—
Loss from Gage discontinued operations	394	419
Depreciation and amortization expense	7,252	8,813
(Gain) loss on the disposition/impairment of assets	(36)	8,255
Gain on the disposition of investments	—	(398)
Bad debt expense	199	77
Tax benefit of stock option exercises	252	29
Deferred income tax expense (benefit)	9,232	(1,298)
Equity in business venture’s loss	—	1,453

Changes in operating assets and liabilities:
Accounts receivable	3,095	3,401
Inventories	6,926	10,543
Other current assets	(1,005)	(10,246)
Accounts payable	2,390	(12,502)
Accrued compensation	(6,156)	(7,450)
Deferred revenue	(3,030)	52
Cash funding for domestic pension plan	(30,000)	(15,000)
Other long-term assets and liabilities, net	(3,854)	6,980

Net cash (used in) provided by continuing operating activities	(3,359)	14,164
Net cash provided by (used in) discontinued operating activities	829	(2,034)

Net cash (used in) provided by operating activities	(2,530)	12,130

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(4,212)	(2,707)
Proceeds from the disposition of fixed assets	1,056	508
Proceeds from maturities and sales of short-term and
long-term available-for-sale securities	177,337	131,090
Purchases of short-term and long-term available-for-sale securities	(148,053)	(208,096)

Net cash provided by (used in) investing activities	26,128	(79,205)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	957	—
Repayment of long-term debt	(56,300)	(41,737)
Proceeds from employee stock plans	4,395	3,307
Repurchase of common stock	(17,783)	(49,691)

Net cash used in financing activities	(68,731)	(88,121)
Net decrease in cash and cash equivalents	(45,133)	(155,196)
Cash and cash equivalents at beginning of period	190,387	260,773

Cash and cash equivalents at end of period	$ 145,254	$ 105,577

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid (refunded), net	$ 332	$ (6,479)
Interest paid	2,111	3,973

     The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.  The Company

     Tektronix, Inc. (“Tektronix” or the “Company”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; communication test equipment, including mobile protocol test equipment and radio frequency test equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States, and Other Americas, including Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, including China, Southeast Asia and India; and Japan.

2.  Financial Statement Presentation

     The condensed consolidated financial statements and notes thereto have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company’s percentage of earnings included in Equity in business ventures’ loss on the Condensed Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings. The Company’s fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 2004 is 52 weeks, while fiscal year 2003 was 53 weeks. Due to this convention, the first quarter of fiscal year 2003 was 14 weeks compared to the first quarter of fiscal year 2004, which was 13 weeks.

     The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Examples include the allowance for doubtful accounts; estimates of contingent liabilities; intangible asset valuation; inventory valuation; pension plan assumptions; determining when investment impairments are other-than-temporary; and the assessment of the valuation of deferred income taxes and income tax reserves. Actual results may differ from estimated amounts. Management believes that the condensed consolidated financial statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto in the Company’s annual report on Form 10-K for the fiscal year ended May 31, 2003.

3.  Earnings Per Share, Including Pro Forma Effects of Stock-Based Compensation

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

     Earnings per share for the fiscal quarters ended August 30, 2003 and August 31, 2002 were as follows:

(In thousands except per share amounts)	Aug. 30, 2003	Aug. 31, 2002

Net earnings	$ 9,876	$19,779

Weighted average shares used for
basic earnings per share	84,697	89,474
Effect of dilutive stock options	1,119	334

Weighted average shares used for
dilutive earnings per share	85,816	89,808

Net earnings per share — basic	$ 0.12	$ 0.22
Net earnings per share — diluted	$ 0.12	$ 0.22

     Options to purchase an additional 4,510,898 and 7,107,806 shares of common stock were outstanding at August 30, 2003 and August 31, 2002, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.

     The Company accounts for stock options according to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized in the Company’s consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by Financial Accounting Standards Board Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair values of options granted during the fiscal quarters ended August 30, 2003 and August 31, 2002 were $6.15 and $7.49 per share, respectively.

     The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 for the fiscal quarters ended August 30, 2003 and August 31, 2002 is indicated below:

(amounts in thousands, except
per share information)	Aug. 30, 2003	Aug. 31, 2002

Net earnings as reported	$ 9,876	$ 19,779
Stock compensation cost included in net
earnings as reported, net of income taxes	91	83
Stock compensation cost using the fair
value alternative, net of income taxes	(5,115)	(4,907)

Pro forma net earnings	$ 4,852	$ 14,955

Basic EPS — as reported	$ 0.12	$ 0.22
Basic EPS — pro forma	0.06	0.17

Diluted EPS — as reported	$ 0.12	$ 0.22
Diluted EPS — pro forma	0.06	0.17

   SFAS No. 123 Assumptions

     The fair value of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal quarters ended August 30, 2003 and August 31, 2002:

	Aug. 30, 2003	Aug. 31, 2002

Expected life in years	4.0	4.0
Risk-free interest rate	2.57%	3.87%
Volatility	31.84%	45.59%
Dividend yield	0.0%	0.0%

4.   Sony/Tektronix Redemption

     During the second quarter of fiscal year 2003, the Company acquired from Sony Corporation (“Sony”) its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate (“TIBOR”). Sony/Tektronix used $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements. Assets purchased and liabilities assumed as of the purchase date were as follows (in thousands):

Cash	$ 23,915
Accounts receivable	23,333
Inventory	15,476
Deferred tax asset	3,431
Property, plant and equipment	36,752
Goodwill	35,647
Intangible assets	2,200
Other long-term assets	42,469

Total assets	$183,223

Accounts payable and accrued liabilities	$ 22,394
Accrued compensation	5,071
Long-term debt	53,506
Other long-term liabilities	62,412

Total liabilities	$143,383

     Pro forma summary results of operations of the Company after intercompany eliminations of the newly created Japan subsidiary as though the acquisition had been completed at the beginning of fiscal year 2003 were as follows:

Quarter ended
(In thousands, except per share amounts)	Aug. 31, 2002

Net sales	$206,328
Net earnings	17,398
Earnings per share — diluted	$ 0.19

     The Company incurred $1.3 million in costs specifically associated with integrating the operations of this subsidiary during the fiscal quarter ended August 30, 2003, which are recorded in Acquisition related costs on the Condensed Consolidated Statements of Operations.

5.  Sale of Color Printing and Imaging

     On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”). The Company accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. The accrual for estimated liabilities related to the sale was $10.4 million as of May 31, 2003. During fiscal year 2003, the Company recorded a gain of $16.3 million, net of income tax expense of $8.8 million, as a result of the resolution of certain estimated liabilities related to the sale. This gain was reported in discontinued operations in the Consolidated Statements of Operations. In fiscal year 2002, the Company recorded a gain of $2.2 million, net of income tax expense of $1.2 million, in Gain on sale of CPID in the Consolidated Statements of Operations as a result of settling and adjusting certain indemnities related to the original sales transaction.

     The Company’s original accrual for estimated liabilities associated with the sale related to specific provisions in the sale agreement for indemnities and warranties as well as settlement of disputes over the value of net assets as of the transaction date. The indemnities and warranties primarily relate to the Company’s obligation for liabilities existing prior to the closing date of January 1, 2000. Subsequent to the close of the transaction, the Company entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date. This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by the Company to the purchaser. This settlement directly reduced the amount of the contingent liability reserve. The accrual was further reduced by reversals of $25.0 million during fiscal year 2003. The reversals were due to the Company changing its estimate of probable exposures under the remaining indemnity and warranty provisions. Specifically, the Company recorded reversals due to a) the expiration of an indemnity period, which passed without the Company receiving claims under the expiring provisions, b) the resolution of certain outstanding potential exposures for amounts less than that anticipated by the Company, and c) other factors which reduced the Company’s estimate of probable exposures under the remaining indemnity and warranty provisions. The reversals have been recorded net of tax effect in Discontinued operations in the Statements of Operations. Other changes in the contingent liability reserve were primarily for cash payments. The remaining balance of this contingent liability is $10.4 million as of August 30, 2003, a significant portion of which may take several years to resolve. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of the contingent liability could be material to the financial statements.

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

6.   Repurchase of Common Stock

     On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the first quarter of fiscal year 2004, the Company repurchased 0.8 million shares for $17.8 million. As of August 30, 2003, the Company repurchased a total of 15.3 million shares at an average price of $21.84 per share totaling $334.2 million under this authorization. The reacquired shares were immediately retired as required under Oregon corporate law.

7.  Business Realignment Costs

     Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels. Restructuring actions taken during the first quarter of fiscal year 2004 and in fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. The Company expects to achieve future cost savings primarily by reducing employee headcount. In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Management believes that the restructuring actions implemented in fiscal years 2002 and 2003 have resulted in the costs savings anticipated for those actions.

     Costs incurred during the current quarter primarily relate to restructuring actions planned by the Company during fiscal year 2003 which were executed in the current quarter. Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States. The Company anticipates incurring additional business realignment costs during fiscal year 2004, including $10 million to $15 million in the second quarter, as planned actions continue to be executed.

     Business realignment costs of $4.6 million in the first quarter of fiscal year 2004 included $3.8 million of severance related costs for 75 employees mostly located in Europe and the Americas, $0.7 million for accelerated depreciation of assets in Europe and $0.3 million for contractual obligations for actions taken during the first quarter of fiscal year 2004 and in fiscal year 2003, offset by $0.2 million of severance reversals related to previously recorded business realignment costs. Expected future annual salary cost savings from actions taken in the first quarter of fiscal year 2004 to reduce employee headcount is estimated to be $4.3 million. At August 30, 2003, the remaining liabilities for employee severance and related benefits for actions taken in fiscal years 2004, 2003 and 2002 were maintained for 33, 25 and 8 employees, respectively.

     Activity for the above described actions during the first quarter of fiscal year 2004 was as follows:

	Balance,				Balance,
	May 31,	Costs	Cash	Non-cash	August 30,
(In thousands)	2003	Incurred	Payments	Adjustments	2003

Fiscal Year 2004 Actions:
Employee severance and
related benefits	$ —	$ 3,839	$(2,633)	$ —	$1,206
Asset impairments	—	696	—	(696)	—
Contractual obligations	—	165	(109)	—	56

Total	—	4,700	(2,742)	(696)	1,262

Fiscal Year 2003 Actions:
Employee severance and
related benefits	5,394	(184)	(3,822)	—	1,388
Contractual obligations	1,730	110	(269)	43	1,614

Total	7,124	(74)	(4,091)	43	3,002

Fiscal Year 2002 Actions:
Employee severance and
related benefits	494	—	(252)	—	242
Contractual obligations	434	—	(86)	—	348

Total	928	—	(338)	—	590

Total of all actions	$8,052	$ 4,626	$(7,171)	$(653)	$4,854

8.   Marketable Investments

     Marketable investments are recorded at market value with the resulting gains and losses included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Realized gains and losses on sales of marketable investments were $0.5 million and $0.9 million, respectively, during the quarter ended August 30, 2003 and $0.6M and $0.3M, respectively, during the quarter ended August 31, 2002 and are included in Other non-operating expense, net.

     Short-term marketable investments held at August 30, 2003 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	cost	gains	losses	value

Corporate notes and bonds	$20,132	$ 283	$ --	$20,415
Asset backed securities	35,912	287	(165)	36,034
Mortgage backed securities	1,937	—	(33)	1,904
Federal agency notes and bonds	28,383	499	—	28,882
U.S. Treasuries	5,137	106	—	5,243

Short-term marketable investments	$91,501	$1,175	$(198)	$92,478

     Long-term marketable investments held at August 30, 2003 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	cost	gains	losses	value

Corporate notes and bonds	$ 77,319	$1,417	$ (293)	$ 78,443
Asset backed securities	60,167	1,262	(24)	61,405
Mortgage backed securities	147,387	993	(1,701)	146,679
Federal agency notes and bonds	75,061	356	(457)	74,960
U.S. Treasuries	29,867	337	(3)	30,201

Long-term marketable investments	$389,801	$4,365	$(2,478)	$391,688

     Short-term marketable investments held at May 31, 2003 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	cost	gains	losses	value

Corporate notes and bonds	$ 31,148	$ 418	$ —	$ 31,566
Asset backed securities	40,078	471	(133)	40,416
Mortgage backed securities	5,614	91	(82)	5,623
Federal agency notes and bonds	28,335	429	—	28,764

Short-term marketable investments	$105,175	$1,409	$(215)	$106,369

     Long-term marketable investments held at May 31, 2003 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	cost	gains	losses	value

Corporate notes and bonds	$ 91,712	$ 2,181	$ —	$ 93,893
Asset backed securities	56,633	2,725	(12)	59,346
Mortgage backed securities	143,378	2,574	(49)	145,903
Federal agency notes and bonds	78,643	1,798	—	80,441
U.S. Treasuries	35,044	979	—	36,023

Long-term marketable investments	$405,410	$10,257	$(61)	$415,606

     Contractual maturities of long-term marketable investments at August 30, 2003 will be as follows:

Amortized Cost Basis

After 1 year through 5 years	$242,414
Mortgage backed securities	147,387

$389,801

     Investments in corporate equity securities are classified as available-for-sale and reported at fair market value on the Consolidated Balance Sheets and are included in Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains at August 30, 2003 and May 31, 2003 were as follows:

(In thousands)	Aug. 30, 2003	May 31, 2003

Unamortized cost basis of corporate equity securities	$ 8,384	$ 8,384
Gross unrealized holding gains	12,233	7,707

Fair value of corporate equity securities	$20,617	$16,091

9.   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for obsolete or slow-moving items. Inventories consisted of the following:

(In thousands)	Aug. 30, 2003	May 31, 2003

Materials	$ 7,999	$ 4,314
Work in process	33,565	35,637
Finished goods	45,305	52,917

Inventories	$86,869	$92,868

10.  Other Current Assets

     Other current assets consisted of the following:

(In thousands)	Aug. 30, 2003	May 31, 2003

Held-for-sale assets	$30,115	$29,601
Current deferred tax asset	25,148	23,457
Prepaid expenses	9,054	6,514
Other receivables	8,233	8,289
Income taxes receivable	4,506	15,303
Other current assets	1,448	618
Notes receivable	—	34

Other current assets	$78,504	$83,816

     Held-for-sale assets include office buildings and land located in Shinagawa, Japan, which were acquired in the Sony/Tektronix redemption in fiscal year 2003, and a facility located in Nevada City, California, both of which are currently being marketed for sale. The Company expects to complete the sales of these properties within the next 12 months.

11.   Property, Plant and Equipment, Net

     Property, plant and equipment, net consisted of the following:

(In thousands)	Aug. 30, 2003	May 31, 2003

Land	$ 7,084	$ 6,935
Buildings	154,573	153,615
Machinery and equipment	263,629	268,960
Accumulated depreciation and amortization	(301,793)	(301,525)

Property, plant and equipment, net	$ 123,493	$ 127,985

12.  Goodwill

     The Company accounts for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs.

     Changes in goodwill during the quarter ended August 30, 2003 were as follows:

Balance at May 31, 2003	$ 73,736
Currency translation	(1,014)

Balance at August 30, 2003	$ 72,722

13.  Other Long-Term Assets

     Other long-term assets consisted of the following:

(In thousands)	Aug. 30, 2003	May 31, 2003

Corporate equity securities	$20,617	$16,091
Notes, contracts and leases	9,604	9,370
Pension asset	9,250	9,280
Other intangibles, net	6,520	6,639
Other assets	153	157

Other long-term assets	$46,144	$41,537

14.   Long-Term Debt

     The Company’s long-term debt consisted of the following:

(In thousands)	Aug. 30, 2003	May 31, 2003

TIBOR+1.75% facility due September 29, 2006,
interest at 1.84% on August 30, 2003	$ 55,694	$ 54,393
7.5% notes payable, repaid on August 1, 2003	—	56,300
Other long-term agreements	2,022	893
Current portion	(1,241)	(56,584)

Long-term debt	$ 56,475	$ 55,002

     On August 1, 2003, the Company repaid $56.3 million of principal due on the 7.5% notes payable.

     The TIBOR+1.75% debt facility agreement requires the Company to comply with certain financial covenants measured on tangible net worth and certain financial ratios. This agreement also contains a cross default clause which could trigger acceleration of outstanding debt should the Company default on other financial indebtedness, as defined in the agreement. The Company was in compliance with its debt covenants as of August 30, 2003.

     At August 30, 2003, the Company maintained unsecured bank credit facilities of $134.3 million, of which $77.7 million is available for future drawdowns.

15.  Other Long-Term Liabilities

     Other long-term liabilities consisted of the following:

(In thousands)	Aug. 30, 2003	May 31, 2003

Pension liability	$247,510	$279,162
Postretirement benefits	16,627	17,568
Deferred compensation	10,711	9,943
Other	5,643	7,077

Other long-term liabilities	$280,491	$313,750

     During the quarter ended August 30, 2003, the Company made a cash payment of $30 million to the U.S. cash balance pension plan.

16.   Accumulated Comprehensive Loss

     Comprehensive income and its components, net of tax, are as follows:

	Quarter ended
(In thousands)	Aug. 30, 2003	Aug. 31, 2002

Net earnings	$ 9,876	$ 19,779
Other comprehensive income (loss):
Currency translation adjustment, net of
taxes of ($3,514) and $6,597, respectively	(5,496)	9,896
Unrealized loss on available-for-
sale securities, net of taxes of
($1,560) and ($1,104), respectively	(2,440)	(1,656)
Additional minimum pension liability, net of
taxes of $164 and ($1,174), respectively	419	(2,073)

Total comprehensive income	$ 2,359	$ 25,946

     Accumulated other comprehensive loss consisted of the following:

		Unrealized
		holding	Additional	Accumulated
	Foreign	gains on	minimum	other
	currency	available-for-	pension	comprehensive
(In thousands)	translation	sale securities	liability	loss

Balance as of May 31, 2003	$24,710	$11,764	$(187,672)	$(151,198)
First quarter activity	(5,496)	(2,440)	419	(7,517)

Balance as of August 30, 2003	$19,214	$9,324	$(187,253)	$(158,715)

17.  Business Segments

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

	Quarter ended
(In thousands)	Aug. 30, 2003	Aug. 31, 2002

Consolidated net sales to external customers by region:

The Americas:
United States	$ 84,127	$ 90,186
Other Americas	5,731	5,297
Europe	40,076	41,622
Pacific	37,493	41,830
Japan	34,011	19,577

Net sales	$201,438	$198,512

18.  Other Non-Operating Expense, Net

	Quarter ended
(In thousands)	Aug. 30, 2003	Aug. 31, 2002

(Loss) gain on disposition of financial assets	$ (490)	$ 398
Currency gains	1,102	190
Other expenses	(1,197)	(1,067)

Other non-operating expense, net	$ (585)	$ (479)

19.  Product Warranty Accrual

     The Company’s product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

     Changes in the product warranty accrual were as follows (in thousands):

Balance, May 31, 2003	$ 8,689
Payments made	--
Change in warranty accruals	(124)

Balance, August 30, 2003	$ 8,565

20.  Recent Accounting Pronouncements

     In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This statement is to be effective for the Company’s fiscal year 2004. The Company adopted the provisions of this statement at the beginning of the first quarter of fiscal year 2004, without a material effect on the Company’s consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this standard amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are not applicable to the Company since the expense recognition provisions of SFAS No. 123 have not been adopted. The Company has adopted the disclosure provisions of SFAS No. 148.

     In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”) was issued by the FASB. SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003, without a material effect on the consolidated financial statements.

21.   Contingent Liabilities

     As of August 30, 2003, the Company had $22.2 million recorded as contingent liabilities in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet, which included $10.4 million relating to the sale of CPID discussed in Note 5 above, $4.6 million for environmental exposures and $7.2 million for other contingent liabilities. It is reasonably possible that management’s estimates of contingent liabilities could change in the near term and that such changes could be material to the Company’s consolidated financial statements.

     Included in contingent liabilities is $4.6 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at the Company’s Beaverton, Oregon campus. The Company established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range. These costs are estimated to be incurred over the next several years.

     The remaining $7.2 million of contingent liabilities includes amounts related to intellectual property and employment issues, as well as liabilities related to dispositions of assets other than CPID.

22.   Subsequent Events

   Declaration of Dividends

     On September 25, 2003, the Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend is payable on November 6, 2003 to shareholders of record at the close of business on October 23, 2003.

   Restructuring of Pension Plan in Japan

     Effective September 30, 2003, the Company substantially settled its liability for the existing defined benefit pension plans in Japan and established new plans to provide retirement benefits to Japan employees. The settlement and curtailment of the existing defined benefit plans were made in accordance with the applicable plan provisions and local statutory requirements. The Company has established a defined contribution plan as the principal plan to provide retirement benefits to employees in Japan. Local regulations limit the benefit that the Company can provide to an individual employee through use of a defined contribution plan. To the extent the Company provides retirement benefits to an individual in an amount greater than that allowed, the excess will be reflected as a benefit in a newly created defined benefit pension plan. As the amount of statutory limit for benefits under the defined contribution plan increases, benefits provided through the defined benefit component will decrease. The Company is still in the process of determining the impact of the settlement and curtailment of the defined benefit pension plans that existed prior to September 30, 2003. The Company anticipates that the effect of the settlement will be a net reduction of the outstanding pension obligation that existed prior to September 30, 2003. This reduction in outstanding pension obligation may have a significant impact on earnings in fiscal year 2004.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

     Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including cost reduction efforts and business realignment expenses related to the economic and technology downturn, settlement of potential claims, and expected benefits from, and restructuring related to, the acquisition of Sony Corporation’s 50% interest in Sony/Tektronix Corporation, which prior to September 30, 2002 was equally owned by Sony Corporation and Tektronix. The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section at the end of this Management’s Discussion.

General

     Tektronix manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; signal sources; communication test equipment, including mobile protocol test, wireless field test and spectrum analysis equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States, and Other Americas, including Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, including China, Southeast Asia and India; and Japan.

Sony/Tektronix Redemption

     During the second quarter of fiscal year 2003, the Company acquired from Sony Corporation (“Sony”) its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate (“TIBOR”). Sony/Tektronix used $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements. Accordingly, the results of operations for the first quarter of the prior year do not include the consolidation of Sony Tektronix (also referred to after the redemption as “Tektronix Japan”). The impact of Tektronix Japan not being consolidated in the comparative prior year period results in certain variances when reviewing the Company’s results of operations that are discussed in the First Quarter Fiscal Year 2004 Compared to First Quarter Fiscal Year 2003 section below.

     The Company incurred $1.3 million in costs specifically associated with integrating the operations of this subsidiary during the fiscal quarter ended August 30, 2003, which are recorded in Acquisition related costs on the Consolidated Statements of Operations.

Sale of Color Printing and Imaging

     On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”). The Company accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During fiscal year 2000, the Company recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, a $60.0 million accrual for estimated liabilities related to the sale and $14.4 million in transaction and related costs. The accrual for estimated liabilities related to the sale was $10.4 million as of August 30, 2003. See additional disclosure in the Critical Accounting Estimates section of this Management’s Discussion and Analysis.

Business Realignment Costs

     Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels. Restructuring actions taken during the first quarter of fiscal year 2004 and in fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. The Company expects to achieve future cost savings primarily by reducing employee headcount. In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Management believes that the restructuring actions implemented in fiscal years 2002 and 2003 have resulted in the costs savings anticipated for those actions.

     Costs incurred during the current quarter primarily relate to restructuring actions planned by the Company during fiscal year 2003 which were executed in the current quarter. Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States. The Company anticipates incurring additional business realignment costs during fiscal year 2004, including $10 million to $15 million in the second quarter, as planned actions continue to be executed.

     Business realignment costs of $4.6 million in the first quarter of fiscal year 2004 included $3.8 million of severance related costs for 75 employees mostly located in Europe and the Americas, $0.7 million for accelerated depreciation of assets in Europe and $0.3 million for contractual obligations for actions taken during the first quarter of fiscal year 2004 and in fiscal year 2003, offset by $0.2 million of severance reversals related to previously recorded business realignment costs. Expected future annual salary cost savings from actions taken in the first quarter of fiscal year 2004 to reduce employee headcount is estimated to be $4.3 million. At August 30, 2003, the remaining liabilities for employee severance and related benefits for actions taken in fiscal years 2004, 2003 and 2002 were maintained for 33, 25 and 8 employees, respectively.

     Activity for the above described actions during the first quarter of fiscal year 2004 was as follows:

	Balance,				Balance,
	May 31,	Costs	Cash	Non-cash	August 30,
(In thousands)	2003	Incurred	Payments	Adjustments	2003

Fiscal Year 2004 Actions:
Employee severance and	$ —	$ 3,839	$(2,633)	$ —	$1,206
related benefits
Asset impairments	—	696	—	(696)	—
Contractual obligations	—	165	(109)	—	56

Total	—	4,700	(2,742)	(696)	1,262

Fiscal Year 2003 Actions:
Employee severance and	5,394	(184)	(3,822)	—	1,388
related benefits
Contractual obligations	1,730	110	(269)	43	1,614

Total	7,124	(74)	(4,091)	43	3,002

Fiscal Year 2002 Actions:
Employee severance and	494	—	(252)	—	242
related benefits
Contractual obligations	434	—	(86)	—	348

Total	928	—	(338)	—	590

Total of all actions	$8,052	$ 4,626	$(7,171)	$(653)	$4,854

Critical Accounting Estimates

     Management has identified the Company’s “critical accounting estimates,” which are those that are most important to the portrayal of the financial condition and operating results of the Company and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include contingent liabilities, intangible asset valuation, inventory valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax contingencies.

   Contingent Liabilities

     The Company is subject to claims or litigation concerning intellectual property, environmental and employment issues, as well as settlement of liabilities related to prior dispositions of assets. As a result, liabilities have been established based upon management’s best estimate of the ultimate outcome of these contingent liabilities. The Company reviews the status of its litigation, indemnities and other contingencies on a regular basis and adjustments are made as information becomes available. As of August 30, 2003, the Company had $22.2 million recorded as contingent liabilities in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet, which included $10.4 million relating to the sale of CPID, $4.6 million for environmental exposures and $7.2 million for other contingent liabilities. It is reasonably possible that management’s estimates of contingent liabilities could change in the near term and that such changes could be material to the Company’s consolidated financial statements.

     The Company is subject to certain contingencies due to contractual obligations entered into at the time of these divestitures and liabilities retained by the Company. Included in these liabilities is a reserve for contingent liabilities related to the sale of CPID on January 1, 2000. The Company’s original accrual for estimated liabilities associated with the sale related to specific provisions in the sale agreement for indemnities and warranties as well as settlement of disputes over the value of net assets as of the transaction date. The indemnities and warranties primarily relate to the Company’s obligation for liabilities existing prior to the closing date of January 1, 2000. Subsequent to the close of the transaction, the Company entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date. This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by the Company to the purchaser. This settlement directly reduced the amount of the contingent liability reserve. The accrual was further reduced by reversals of $25.0 million during fiscal year 2003. The reversals were due to the Company changing its estimate of probable exposures under the remaining indemnity and warranty provisions. Specifically, the Company recorded reversals due to a) the expiration of an indemnity period, which passed without the Company receiving claims under the expiring provisions, b) the resolution of certain outstanding potential exposures for amounts less than that anticipated by the Company, and c) other factors which reduced the Company’s estimate of probable exposures under the remaining indemnity and warranty provisions. The reversals were recorded net of tax effect in Discontinued operations in the Statements of Operations for the year ended May 31, 2003. The remaining balance of this contingent liability was $ 10.4 million as of August 30, 2003 and May 31, 2003, a significant portion of which may take several years to resolve. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of the contingent liability could be material to the financial statements.

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

     Included in contingent liabilities is $4.6 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at the Company’s Beaverton, Oregon campus. The Company established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range. These costs are estimated to be incurred over the next several years. If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

     The remaining $7.2 million of contingent liabilities includes amounts related to intellectual property and employment issues, as well as liabilities related to dispositions of assets other than CPID. If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

   Intangible assets

     The Company accounts for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of August 30, 2003, the Company had $72.7 million of goodwill recorded on the Condensed Consolidated Balance Sheet.

     The Company performed its annual goodwill impairment analysis during the second quarter of fiscal year 2003 and identified no impairment. The next impairment review will occur in the second quarter of fiscal year 2004. The goodwill impairment analysis is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

     For intangible assets with definite useful lives, the Company amortizes the cost over the estimated useful lives and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As of August 30, 2003, the Company had $6.5 million of non-goodwill intangible assets recorded in Other long-term assets, which includes patents and licenses for certain technology. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to impair these assets. The impairment is based on the estimated discounted cash flow associated with each asset. An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

   Inventories

     Inventories are stated at the lower of cost or market. Cost is determined based on currently-adjusted standard costs, which approximates actual cost on a first-in, first-out basis. The Company’s inventory included raw materials, work-in-process, finished goods and demonstration equipment of $86.9 million as of August 30, 2003. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items. These write-downs reduce the inventory value of these obsolete or slow-moving items to their net realizable value. Such estimates are difficult to make under the current economic conditions. The write-down is based on current and forecasted demand. Therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. In addition, excessive amounts of used equipment in the marketplace can negatively impact the net realizable value of the Company’s demonstration equipment. If actual market conditions are different than anticipated, Cost of sales in the Consolidated Statement of Operations may be different than expected in the period in which more information becomes available. The Company recorded charges for inventory obsolescence of approximately $0.8 million during the first quarter of fiscal year 2004.

   Pension plan

     The Company maintains certain defined benefit pension plans to provide pension benefits to employees in certain countries. The largest of the Company’s pension plans is in the United States. As a result of the acquisition of the Sony/Tektronix joint venture, the Company now has a significant defined benefit pension plan in Japan. The Company maintains less significant defined benefit plans in other countries including the United Kingdom, Germany, and Holland.

     Effective September 30, 2003, the Company substantially settled its liability for the existing defined benefit pension plans in Japan and established new plans to provide retirement benefits to Japan employees. The settlement and curtailment of the existing defined benefit plans were made in accordance with the applicable plan provisions and local statutory requirements. The Company has established a defined contribution plan as the principal plan to provide retirement benefits to employees in Japan. Local regulations limit the benefit that the Company can provide to an individual employee through use of a defined contribution plan. To the extent the Company provides retirement benefits to an individual in an amount greater than that allowed, the excess will be reflected as a benefit in a newly created defined benefit pension plan. As the amount of statutory limit for benefits under the defined contribution plan increases, benefits provided through the defined benefit component will decrease. The Company is still in the process of determining the impact of the settlement and curtailment of the defined benefit pension plans that existed prior to September 30, 2003. The Company anticipates that the effect of the settlement will be a net reduction of the outstanding pension obligation that existed prior to September 30, 2003. This reduction in outstanding pension obligation may have a significant impact on earnings in fiscal year 2004.

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

     The Company applies the long-term rate of return on plan assets assumption to a market related value of plan assets to estimate income recognized by the pension plan assets. This income from return on pension assets is a component of net periodic pension cost. Periodic pension costs include the interest cost on participants’ accumulated benefits and service cost for benefits earned during the period. In prior periods, the income recognized on plan assets has exceeded the periodic pension costs, thereby resulting in net pension income being recognized by the Company. The amount of income recognized is affected by the rate of return assumption employed and the amount of plan assets that the return assumption is applied to. The amount of net pension income recognized by the Company has declined from prior periods due to a decline in the return assumption employed by the Company and reduction in the value of the plan assets, as well as increased pension costs due to a decrease in the discount rate used to calculate pension benefits (see discount rate discussion below). In prior periods, net periodic pension income recognized by the Company has differed materially from the actual experience of the plan assets and liabilities. As of May 31, 2003, the last measurement date, the Company had recorded an unrecognized loss of $187.7 million, net of income taxes of $117.5 million. This unrecognized loss is recorded as a component of Shareholders’ equity in a charge to Other comprehensive loss in the Consolidated Balance Sheet as a result of the additional minimum pension liability discussed below. To the extent the unrecognized loss is not offset by future gains, there may be an impact to net income over future periods to recognize these amounts.

     Excluding the pension related to the newly acquired Japan subsidiary, the Company’s estimated long-term rate of return on plan assets for fiscal year 2004 is approximately 8.6%. A one percent change in the estimated long-term rate of return on plan assets will result in a change in operating income of $5.8 million for fiscal year 2004. Net pension expense, excluding the Japan pension plans, was $0.3 million for the first quarter of fiscal year 2004, which includes the effect of the recognition of the assumed return on plan assets.

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

     At May 31, 2003, the most recent valuation date, the accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans. In accordance with SFAS 87, “Employers’ Accounting for Pensions,” a minimum pension liability is recognized for the unfunded accumulated benefit obligation. Recognition of an additional minimum liability is required if an unfunded accumulated benefit obligation exists and (a) an asset has been recognized as prepaid pension cost, (b) the liability already recognized as unfunded accrued pension cost is less than the unfunded accumulated benefit obligation, or (c) no accrued or prepaid pension cost has been recognized. The Company has recognized an additional minimum liability in accordance with SFAS 87. Since the additional minimum liability exceeded unrecognized prior service cost, the excess (which would represent a net loss not yet recognized as net periodic pension cost) is reported as a component of other comprehensive loss, net of applicable income tax benefit. The Company initially recorded an additional pension liability at the end of fiscal year 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. As of May 31, 2003, the cumulative additional minimum pension charge included in Accumulated other comprehensive loss was $187.7 million, net of income taxes of $117.5 million. The implication of the additional minimum pension liability is that it may reduce net income in future years by reducing the market related value of plan assets, thereby reducing the asset base upon which the Company recognizes a return. Additionally, the Company may find it necessary to fund additional pension assets, which would increase the market related value of plan assets upon which the Company recognizes a return but would reduce operating cash and future interest earnings on that cash.

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

     In connection with the Sony/Tektronix acquisition, the Company assumed the net pension liability of the Japan subsidiary. The estimated return on plan assets assumed for this plan is 6.6%. Pension expense was $1.5 million for the first quarter of fiscal year 2004. This net expense is based on estimates, in the same manner discussed for the above plans. As explained above, these plans were substantially terminated through settlement and curtailment on September 30, 2003.

   Income Taxes

     The Company is subject to taxation from federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and is based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are frequently reviewed for their adequacy and appropriateness. As of August 30, 2003, the Company was subject to income tax audits for fiscal years 2001, 2002 and 2003. The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense (benefit) in the Consolidated Statement of Operations in the period of the event.

     In September 2002, the Company negotiated a settlement with the United States Internal Revenue Service (“IRS”) with respect to their audit of fiscal years 1998 through 2000. As a result of the audits settled and the current audit activity in progress, the Company revised its estimated liability for income taxes as of August 31, 2002. The revision resulted in a $12.5 million net reduction of previously estimated liabilities. This had the effect of reducing Accounts payable and accrued liabilities on the Consolidated Balance Sheet and decreased the Income tax expense on the Consolidated Statement of Operations in the first quarter of fiscal year 2003. As of August 30, 2003, the Company maintained estimated liabilities for open IRS and other taxing jurisdiction audits and potential assessments, as discussed above. The settlement of additional open audits or changes in other circumstances could result in further material adjustment to the estimated liability and the associated tax expense in the period in which such events occur.

     Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of August 30, 2003, the Company had established a valuation allowance against deferred tax assets, primarily foreign tax credit carryforwards. The Company has not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets, including those related to Tektronix Japan. During the third quarter of fiscal year 2003, the Company implemented certain operational changes that were consistent with tax planning strategies that may result in the utilization of certain deferred tax assets for which valuation allowances had previously been established.

First Quarter Fiscal Year 2004 Compared to First Quarter Fiscal Year 2003

   Economic Conditions

     Beginning in the second half of fiscal year 2001, and continuing through fiscal year 2002, economic conditions had a significant negative impact on many markets into which the Company sells products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. During fiscal year 2003, these economic conditions continued to affect many of the markets into which the Company sells products, although the impact was less severe than in prior years and certain markets appeared to begin to stabilize. From a geographical perspective, the Company began to see the economic environment stabilize in the United States and Japan. The stabilization of certain markets that began in fiscal year 2003 continued into the first quarter of fiscal year 2004.

     In response to the reduced level of orders and associated sales, the Company incurred significant business realignment costs during fiscal years 2002 and 2003. The Company continued to incur business realignment costs during the first quarter of fiscal year 2004 to further reduce the Company’s cost structure in order to provide an amount of operating income that management believed was appropriate at the current sales levels. Many of the costs incurred during the first quarter of fiscal year 2004 were associated with actions that were identified during the prior fiscal year, but for which sufficient action had not yet been taken to support the recognition of the associated expense. Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States. The Company anticipates incurring additional business realignment costs during fiscal year 2004, including $10 to $15 million in the second quarter, as planned actions continue to be executed. Management of the Company is unable to predict the ultimate severity and duration of the recent economic conditions or their future affect on the Company.

   Product Orders

     Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. Consolidated product orders for the first quarter of fiscal year 2004 were $209.5 million, an increase of $20.7 million or 11% from product orders of $188.8 million in the first quarter of fiscal year 2003. The increase in orders over the prior year is primarily attributable to the consolidation of Tektronix Japan in the current quarter’s results and large order activity in the current quarter. These increases were partially offset by the current quarter having one less week than the prior year comparable quarter. Tektronix Japan was not consolidated into the prior year comparable period as Tektronix owned only a 50% interest in this entity at that time and accounted for that interest under the equity method of accounting. Following the redemption of the 50% interest not owned by Tektronix this entity became a wholly owned subsidiary of Tektronix and is now consolidated into the results of operations.

     The Americas and Japan experienced the largest increases in orders. Orders from the Americas were $95.1 million, an increase of $10.0 million or 12% from the first quarter of fiscal year 2003, which was primarily due to the United States, which increased to $89.7 million, or 13%, from $79.3 million in the first quarter of fiscal year 2003. Growth in the United States as compared with the prior year is primarily attributable to large order activity in this geography during the current quarter. Orders from Japan were $37.2 million, an increase of $14.7 million or 65% from the first quarter of fiscal year 2003 primarily attributable to the incremental impact from the consolidation of Tektronix Japan in the current quarter. Orders from the Pacific, excluding Japan, were $38.8 million, down $4.7 million or 11% from the first quarter of the fiscal year 2003 due to the timing of orders between quarters. Orders from Europe increased to $38.4 million, a slight increase of $0.6 million or 2% from the first quarter of fiscal year 2003.

   Net Sales

     Consolidated net sales of $201.4 million for the first quarter of fiscal year 2004 increased $2.9 million or 1% from net sales of $198.5 million for the first quarter of fiscal year 2003. The increase in sales of approximately 1% is far less than the approximate 11% increase in orders, which is due to the Company increasing product backlog levels by approximately $20.0 million during the current quarter. Ending product backlog as of August 30, 2003 was approximately $128.0 million.

     The Americas experienced sales declines with net sales of $89.9 million, down $5.6 million or 6% from net sales of $95.5 million in the first quarter of the prior year, which was primarily due to the United States, which declined $6.1 million or 7% to $84.1 million of net sales in the first quarter of fiscal year 2004. The Pacific, excluding Japan, had net sales of $37.5 million, down $4.3 million or 10% from net sales of $41.8 million during the first quarter of fiscal year 2003. Net sales from Japan were $34.0 million, up $14.4 million or 74% from net sales of $19.6 million during the first quarter of fiscal year 2003. Net sales from Europe were $40.1 million, down $1.5 million or 4% from net sales of $41.6 million in the first quarter of fiscal year 2003. The geographical distribution of sales is directly correlated to the geographical distribution of orders. However, as the Company increases or decreases the level of product backlog, this direct correlation may vary between quarters. During the current quarter the Company increased backlog primarily in the Americas region, thereby reducing sales in that region relative to orders.

   Gross Profit and Gross Margin

     Gross profit for the first quarter of fiscal year 2004 was $109.1 million, an increase of $10.7 million or 11% from gross profit for the first quarter of fiscal year 2003. Gross profit as a percentage of net sales was 54% in the first quarter of fiscal year 2004 compared to 50% in the prior year. The improvement in gross margin was attributable to the positive impact of consolidating Tektronix Japan in the current quarter as well as favorable product mix, reductions in spending and lower inventory obsolescence as compared with the prior year period. Reduced spending is a direct result of actions taken by the Company during fiscal year 2003 and the first quarter of fiscal year 2004 to properly align the cost structure with current operating levels (see additional discussion in the Economic Conditions section above). Charges associated with inventory impairment were approximately $0.8 million in the current quarter as compared with approximately $2.4 million in the prior year period. Inventory impairment was abnormally high in the prior year period due to the decline in revenues that had recently been experienced at that time as well as the Company’s efforts to de-emphasize certain products.

   Operating Expenses

     For the first quarter of fiscal year 2004, operating expenses were $97.5 million, an increase of $7.9 million from $89.6 million for the first quarter of fiscal year 2003. The increase in operating expenses was primarily attributable to the consolidation of Tektronix Japan in the current quarter results. Operating income was $11.6 million, or 6% of net sales during the first quarter of fiscal year 2004, compared with operating income of $8.8 million, or 4% of net sales during the first quarter of fiscal year 2003.

     Research and development expenses were $29.1 million during the first quarter of fiscal year 2004, an increase of $5.2 million from $23.9 million during the first quarter of fiscal year 2003. As a percentage of net sales, research and development expenses increased to 14% in the first quarter of fiscal year 2004 from 12% for the first quarter of fiscal year 2003. The largest item contributing to this increase was the consolidation of Tektronix Japan in the current quarter results. The consolidation of Tektronix Japan resulted in $2.5 million of increased research and development expenses. The remaining increase was primarily attributable to higher spending on new product development activities in the first quarter of fiscal year 2004. The Company is continuously investing in the development of new products and technologies, and the timing of costs varies depending on where the Company is in the development process. These increases are partially offset by an extra week of operations in the first quarter of fiscal year 2003 as well as cost reduction actions taken by the Company during fiscal year 2003 and the first quarter of fiscal year 2004.

     Selling, general and administrative expenses were $62.5 million or 31% of net sales for the first quarter of fiscal year 2004, an increase of $7.9 million from $54.6 million, or 28% of net sales for the prior year. The increase in these expenses was due to the consolidation of Tektronix Japan in the current quarter, which resulted in $8.5 million of additional expense. Without the increase from Tektronix Japan, selling, general and administrative expense decreased from the prior year period. This decrease was the net effect of cost reduction actions taken by the Company and an extra week of operations in the prior year period, offset by annual salary increases and higher sales commission expense in the current quarter.

     Business realignment costs of $4.6 million were incurred in the first quarter of fiscal year 2004 as compared with $9.6 million in the first quarter of the prior year. Costs incurred during the current quarter primarily relate to restructuring actions planned by the Company during fiscal year 2003 which were executed in the current quarter. Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States. The Company anticipates incurring significant additional business realignment costs during fiscal year 2004 as planned actions continue to be executed.

     The $4.6 million of costs in the first quarter of fiscal year 2004 included $3.8 million of severance related costs for 75 employees mostly located in Europe and the Americas, $0.7 million for accelerated depreciation of assets in Europe and $0.3 million for contractual obligations for actions taken during the first quarter of fiscal year 2004 and in fiscal year 2003, offset by $0.2 million of severance reversals related to previously recorded business realignment costs. The $9.6 million of costs in the first quarter of fiscal year 2003 included $8.3 million of an impairment of acquired Bluetooth technology and $1.5 million of severance related costs, offset by $0.6 million of reversals related to previously recorded business realignment costs. The Company also incurred $0.4 million in business realignment costs associated with the closure of certain facilities. See the Business Realignment Costs section of the Management’s Discussion and Analysis for further information on these charges.

     The Company incurred acquisition related costs of $1.3 million during the first quarter of fiscal year 2004. These costs represent direct incremental costs incurred as a result of the Sony/Tektronix acquisition completed during the second quarter of fiscal year 2003.

   Non-Operating Income / Expense

     Interest expense was $1.1 million for the first quarter of fiscal year 2004, as compared with $2.1 million in the first quarter of fiscal year 2003. The decrease in interest expense was largely due to a reduction in the average balance of outstanding debt due to the Company’s retirement of $56.3 million of outstanding debt in the first quarter of fiscal year 2004 on the scheduled payment date of August 1, 2003.

     Interest income was $5.9 million in the first quarter of fiscal year 2004 as compared with $7.5 million in the first quarter of fiscal year 2003. The decrease in interest income can be primarily attributed to lower interest rates and lower average balance of cash and marketable investments during the comparative periods.

     Other expense, net was $0.6 million in the first quarter of fiscal year 2004 as compared with $0.5 million in the prior year. This includes items such as foreign currency translation and other miscellaneous fees and expenses.

   Income Taxes

     Income tax (benefit) expense from continuing operations was an expense of $4.4 million for the first quarter of fiscal year 2004 compared to a benefit of $7.7 million for the first quarter of fiscal year 2003. The benefit in fiscal year 2003 included a $12.5 million income tax benefit resulting from the settlement of the IRS audit of the Company’s fiscal years 1998, 1999 and 2000, offset in part by income tax expense of $4.8 million. The effective tax rate in the first quarter of fiscal year 2004 was 28% compared to 35%, excluding the IRS settlements, in the first quarter of fiscal year 2003. The decrease in the effective tax rate was due largely to potential utilization of foreign tax credits over the course of fiscal year 2004.

   Discontinued Operations

     During the fourth quarter of fiscal year 2003, management of the Company approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly owned subsidiary of the Company. Gage is located in Montreal, Canada and produces PC-based instruments products. The divestiture of this entity is consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144. During the first quarter of fiscal year 2004, the Company sold the operations of Gage to a third party. The Company recorded an after-tax loss of $0.8 million during the first quarter of fiscal year 2004 to reflect adjustments to the previously estimated after-tax loss of $2.2 million on the disposition of this discontinued operation which was recorded during the fourth quarter of fiscal year 2003 to write-down the net assets, primarily for goodwill, of Gage to net realizable value less estimated selling costs.

     Loss from discontinued operations in the first quarter of fiscal year 2004 includes an additional loss from the sale of the optical parametric test business due to settlement of additional costs arising after the sale, which closed in the third quarter of fiscal year 2003. Loss from discontinued operations in the first quarter of fiscal year 2003 includes operating losses from Gage and the optical parametric test business, as well as operating losses from VideoTele.com which was sold during the second quarter of fiscal year 2003.

   Net Earnings

     The Company recognized consolidated net earnings of $9.9 million for the first quarter of fiscal year 2004, down from $19.8 million for the first quarter of fiscal year 2003. This decrease was largely due to the $12.5 million tax benefit discussed in the Income Taxes section above.

   Earnings Per Share

     For the first quarter of fiscal year 2004, the Company recognized $0.12 net earnings per basic and diluted share. For the first quarter of fiscal year 2003, the Company recognized basic and diluted earnings per share of $0.22. The decrease in earnings per share is a result of decreased net earnings discussed above offset by the decrease in the weighted average basic and diluted shares outstanding due to share repurchases.

Financial Condition, Liquidity and Capital Resources

   Financial Condition

     The Company’s working capital was $325.6 million and $345.0 million at August 30, 2003 and May 31, 2003, respectively. Current assets decreased by $80.8 million which was largely due to decreases of $45.1 million in cash and cash equivalents and $13.9 million in short-term marketable investments which are discussed under the Liquidity and Capital Resources section below. Current liabilities decreased $61.4 million, due primarily to repayment of $56.3 million of the Company’s 7.5% notes payable on August 1, 2003. Assets and liabilities of discontinued operations were zero as of August 30, 2003 due to the sale of Gage.

     Property, plant and equipment decreased by $4.5 million during the fiscal quarter ended August 30, 2003. This decrease was due primarily to depreciation expense of $7.0 million and accelerated depreciation from business realignment actions of $0.7 million, offset by capital expenditures of $4.2 million.

     During the fiscal quarter ended August 30, 2003, the Company made a cash contribution of $30 million to the U.S. cash balance pension plan. This funding reduced Other long-term liabilities on the Condensed Consolidated Balance Sheet. Depending on the future market performance of the pension plan assets, the Company may make additional large cash contributions to the plan in the future.

     On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the first quarter of fiscal year 2004, the Company repurchased 0.8 million shares for $17.8 million. As of August 30, 2003, the Company repurchased a total of 15.3 million shares at an average price of $21.84 per share totaling $334.2 million under this authorization. The reacquired shares were immediately retired, as required under Oregon corporate law.

   Liquidity and Capital Resources

     As of August 30, 2003, the Company held $629.4 million in cash and cash equivalents and marketable investments, excluding corporate equity securities, a decrease of $82.9 million from the balance of $712.4 million at May 31, 2003. This decrease was primarily due to repayment of $56.3 million of the Company’s 7.5% notes payable and repurchases of the Company’s common stock of $17.8 million. The Company also used $2.5 million of cash for operating activities, which include $30 million to fund the cash balance pension plan in the U.S. Net unrealized gains on marketable investments, excluding corporate equity securities, decreased by $8.5 million as a result of higher market yields as the Company’s marketable investments were primarily debt securities.

     At August 30, 2003, the Company maintained unsecured bank credit facilities totaling $134.3 million, of which $77.7 million was unused. Concurrent with the close of the Sony/Tektronix entity on September 30, 2002, an agreement was entered into to borrow up to 9 billion Yen, or approximately $77.1 million at August 30, 2003, at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. This facility, which includes certain financial covenants for both the newly created Japan subsidiary and the Company, expires September 29, 2006. This credit facility was used, in part, to fund a portion of the redemption of shares from Sony and the remainder will provide operating capital for this Japan subsidiary. At August 30, 2003, $55.7 million has been borrowed by the Company under this facility.

     Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations through fiscal year 2004.

Recent Accounting Pronouncements

     In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addresses revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. This statement is to be effective for the Company’s fiscal year 2004. The Company adopted the provisions of this statement at the beginning of the first quarter of fiscal year 2004, without a material effect on the Company’s consolidated financial statements.

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

     In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”) was issued by the FASB. SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporate many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003, without a material impact on the consolidated financial statements.

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

   Timely Delivery of Competitive Products

     Tektronix sells its products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. The Company’s ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because Tektronix sells test and measurement products that enable its customers to develop new technologies, the Company must accurately anticipate the ever-evolving needs of those customers and deliver appropriate products and new technologies at competitive prices to meet customer demands. The Company’s ability to deliver such products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third party providers on a timely basis and at reasonable prices. Failure to deliver competitive products in a timely manner and at a reasonable price could have an adverse effect on the results of operations, financial condition or cash flows of the Company.

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

   Supplier Risks

     The Company’s manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company’s future operating results. In addition, the Company uses certain sole sourced components, which are integral to a variety of products. Disruption in key sole sourced suppliers could have a significant adverse effect on the Company’s results of operations. The Company distributes products of other manufacturers, which comprise a material portion of revenues. To the extent that a distribution agreement is not continued, income could decline to the extent this revenue source was not replaced by other product sales.

   Worldwide Economic and Market Conditions

     The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, and Other Americas, including Canada and South America; Europe, including the Middle East and Africa; the Pacific, including China, Southeast Asia and India; and Japan. During the last fiscal year, more than half of the Company’s revenues were from international sales. In addition, some of the Company’s manufacturing operations and key suppliers are located in foreign countries, including China, where the Company expects to further expand its operations. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business globally, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and acts of terrorism, epidemic disease or other health concerns and changes in other economic or political conditions. These factors, among others, could influence the Company’s ability to sell in global markets, as well as its ability to manufacture products or procure supplies. A significant downturn in the global economy or a particular region could adversely affect the Company’s results of operations, financial position or cash flows.

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

   Sony/Tektronix Corporation Acquisition

     The acquisition of Sony Corporation’s 50% interest in Sony/Tektronix Corporation was completed at the end of September 2002. Upon completion of the transaction, the Company’s ownership of Sony/Tektronix increased from 50% to 100%, and the Company is now exposed to a greater financial impact from Sony/Tektronix operations located in Japan. In addition, the operation of Sony/Tektronix as a wholly-owned business involves additional risks, including integration costs and operational risks following the acquisition and the risks of doing business as a foreign owner in Japan.

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

   Other Risk Factors

     Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or the Company’s business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of the Company’s sales are generated from orders received during each quarter, implementation of new information systems, significant modifications to existing information systems, the susceptibility of assets in the Company’s pension plans to market risk and other risk factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

   Financial Market Risk

     The Company is exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.

     The Company maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less.  Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index.  An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% adverse change in interest rates would reduce the market value by $ 3.6 million, which would be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold.

     The Company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation, Tut Systems, Inc., and other companies. The Company has not entered into any hedging programs to mitigate equity price risk. In management’s opinion, an adverse change of 20% in the value of these securities would reduce the market value by $4.1 million, which would be reflected in Other comprehensive loss on the Consolidated Balance Sheets until sold.

     The Company is exposed to foreign currency exchange rate risk primarily through acquisitions and commitments denominated in foreign currencies. The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. The Company’s policy is to only enter into derivative acquisitions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk.  At August 30, 2003, the Company held forward foreign currency exchange contracts in Canadian Dollars with a notional amount totaling $3.0 million.  The potential loss in fair value at August 30, 2003, for such contracts resulting from a hypothetical 10% adverse change in applicable foreign currency exchange rates would be approximately $0.3 million.  This loss would be mitigated by corresponding gains on the underlying exposures.

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

Part II  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the Company’s annual meeting of shareholders on September 25, 2003, the shareholders voted on the election of two directors to the Company’s board of directors. Gerry B. Cameron and Cyril J. Yansouni were elected to serve three-year terms ending at the 2006 annual meeting of shareholders. The voting for each director was as follows:

	FOR	WITHHELD
Gerry B. Cameron	66,423,526	12,175,389
Cyril J. Yansouni	78,054,724	544,191

     The term of office of the Company’s other directors continued after the 2003 annual meeting of shareholders, as follows: David N. Campbell, Merrill A. McPeak and Richard H. Wills until the 2004 annual meeting of shareholders, and Pauline Lo Alker, A. Gary Ames and Frank C. Gill until the 2005 annual meeting of shareholders.

     At the meeting, a shareholder proposal submitted by Mr. James Gilheany was considered by shareholders.  The proposal sought a recommendation to the board of directors to discontinue manufacturing operations in the People’s Republic of China.  The proposal was not approved by shareholders.  The number of shares voted for approval was 3,243,818, the number voted against approval was 50,906,796, the number abstaining was 15,800,072  and there were 8,648,229 broker non-votes.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

+(10)(i)	Deferred Compensation Plan, as amended September 8, 2003

+(10)(ii)	Stock Deferral Plan, as amended September 8, 2003

+(10)(iii)	Restated Annual Performance Incentive Plan dated June 1, 2003

(31.1)	302 Certification, Chief Executive Officer

(31.2)	302 Certification, Chief Financial Officer

(32.1)	906 Certification, Chief Executive Officer

(32.2)	906 Certification, Chief Financial Officer

__________

+  Compensatory Plan or Arrangement

(b) Reports on Form 8-K

On September 18, 2003, the Company filed a report on Form 8-K dated September 18, 2003 relating to the results of its first fiscal quarter ended August 30, 2003. Under the Form 8-K, the Company furnished (not filed) under Item 12 a press release relating to the results of its first fiscal quarter ended August 30, 2003 presented in accordance with GAAP, as well as related non-GAAP financial information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 14, 2003	TEKTRONIX, INC.

By /s/ COLIN L. SLADE
Colin L. Slade
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Description

+(10)(i)	Deferred Compensation Plan, as amended September 8, 2003

+(10)(ii)	Stock Deferral Plan, as amended September 8, 2003

+(10)(iii)	Restated Annual Performance Incentive Plan dated June 1, 2003

(31.1)	302 Certification, Chief Executive Officer

(31.2)	302 Certification, Chief Financial Officer

(32.1)	906 Certification, Chief Executive Officer

(32.2)	906 Certification, Chief Financial Officer

__________

+ Compensatory Plan or Arrangement