Form 10-Q
period 2003-11-29
TEKTRONIX INC
filed 2004-01-09
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b-2 of the Exchange Act).

Yes ☒	No ☐

AT DECEMBER 27, 2003 THERE WERE 84,749,879 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations (Unaudited) - for the Fiscal Quarter ended November 29, 2003 and the Fiscal Quarter ended November 30, 2002 and	3
	for the Two Fiscal Quarters ended November 29, 2003 and the Two Fiscal Quarters ended November 30, 2002

	Condensed Consolidated Balance Sheets- as of November 29, 2003 (Unaudited) and as of May 31, 2003	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the Two Fiscal Quarters ended November 29, 2003 and the Two Fiscal Quarters ended November 30, 2002	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	36

SIGNATURE		37

Item 1.     Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands, except per share amounts)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002

Net sales	$217,921	$203,570	$419,359	$402,082
Cost of sales	96,084	102,302	188,414	202,457

Gross profit	121,837	101,268	230,945	199,625
Research and development expenses	31,403	24,305	60,505	48,244
Selling, general and administrative expenses	68,309	62,596	130,834	117,231
Equity in business venture’s loss	—	1,440	—	2,893
Business realignment costs	11,718	3,258	16,344	12,823
Acquisition related (credits) costs, net	(35,681)	1,832	(34,365)	1,832
Loss (gain) on disposal of fixed assets	36	(491)	—	(506)

Operating income	46,052	8,328	57,627	17,108
Interest income	5,190	7,326	11,122	14,854
Interest expense	(661)	(1,276)	(1,783)	(3,329)
Other non-operating income (expense), net	126	(1,467)	(459)	(1,946)

Income before taxes	50,707	12,911	66,507	26,687
Income tax expense (benefit)	14,198	4,520	18,622	(3,159)

Income from continuing operations	36,509	8,391	47,885	29,846
Loss from discontinued operations, net of income taxes	(22)	(3,659)	(1,522)	(5,335)

Net earnings	$36,487	$4,732	$46,363	$24,511

Earnings per share from continuing operations - basic	$0.43	$0.10	$0.57	$0.34
Earnings per share from continuing operations - diluted	0.42	0.10	0.56	0.34
Loss per share from discontinued operations– basic and diluted	—	(0.04)	(0.02)	(0.06)
Net earnings per share – basic	0.43	0.05	0.55	0.28
Net earnings per share – diluted	0.42	0.05	0.54	0.28
Weighted average shares outstanding – basic	84,553	87,127	84,625	88,344
Weighted average shares outstanding – diluted	86,427	87,335	86,116	88,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

	Nov. 29, 2003	May 31, 2003
(In thousands)	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$175,693	$190,387
Short-term marketable investments	26,865	106,369
Trade accounts receivable, net of allowance for doubtful accounts of $3,505 and $3,756, respectively	100,665	100,334
Inventories	92,297	92,868
Other current assets	78,453	83,816
Assets of discontinued operations	—	7,938

Total current assets	473,973	581,712
Property, plant and equipment, net	123,515	127,985
Long-term marketable investments	466,793	415,606
Deferred tax assets	134,980	144,134
Goodwill	78,297	73,736
Other long-term assets	50,864	41,537

Total assets	$1,328,422	$1,384,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$113,113	$101,753
Accrued compensation	67,180	58,193
Current portion of long-term debt	993	56,584
Deferred revenue	20,021	19,551
Liabilities of discontinued operations	—	651

Total current liabilities	201,307	236,732
Long-term debt	60,271	55,002
Other long-term liabilities	235,908	313,750
Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 84,600 and 84,844, respectively)	235,269	223,233
Retained earnings	730,286	707,191
Accumulated other comprehensive loss	(134,619)	(151,198)

Total shareholders’ equity	830,936	779,226

Total liabilities and shareholders’ equity	$1,328,422	$1,384,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Two fiscal quarters ended

(In thousands)	Nov. 29, 2003	Nov. 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$46,363	$24,511
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations	1,522	5,335
Gain on Japan pension restructuring	(36,741)	—
Depreciation and amortization expense	14,276	17,553
Loss on the disposition/impairment of assets	—	8,598
Bad debt expense	189	86
Tax benefit of stock option exercises	2,069	405
Deferred income taxes	12,656	(3,615)
Equity in business venture’s loss	—	2,893
Changes in operating assets and liabilities:
Accounts receivable	254	14,452
Inventories	1,498	22,261
Other current assets	(4,378)	(7,967)
Accounts payable and accrued liabilities	5,610	(32,840)
Accrued compensation	8,808	(3,192)
Deferred revenue	470	(368)
Cash funding for domestic pension plan	(30,000)	(15,000)
Other long-term assets and liabilities, net	10,113	2,583

Net cash provided by continuing operating activities	32,709	35,695
Net cash provided by (used in) discontinued operating activities	829	(156)

Net cash provided by operating activities	33,538	35,539
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Sony/Tektronix acquisition	—	23,915
Acquisition of property, plant and equipment	(9,240)	(7,618)
Proceeds from the disposition of fixed assets	1,450	6,113
Cash deposit for sale of property in Japan	4,447	—
Sales of short-term and long-term available-for-sale securities	311,132	258,480
Purchases of short-term and long-term available-for-sale securities	(290,993)	(302,611)

Net cash provided by (used in) investing activities	16,796	(21,721)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	709	—
Repayment of long-term debt	(56,300)	(41,754)
Dividends paid	(3,386)	—
Proceeds from employee stock plans	12,710	3,368
Repurchase of common stock	(22,625)	(69,319)

Net cash used in financing activities	(68,892)	(107,705)
Effect of exchange rate changes on cash	3,864	2,645

Net decrease in cash and cash equivalents	(14,694)	(91,242)
Cash and cash equivalents at beginning of period	190,387	260,773

Cash and cash equivalents at end of period	$175,693	$169,531

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid (refunded), net	$298	$(4,843)
Interest paid	2,664	4,107
NON-CASH INVESTING AND FINANCING ACTIVITIES:	—
Assets acquired from Sony/Tektronix (excluding cash received)	—	159,308
Assumption of long-term debt from Sony/Tektronix acquisition	—	53,506
Assumption of other liabilities from Sony/Tektronix acquisition	—	89,877

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

2.     Financial Statement Presentation

          The condensed consolidated financial statements and notes thereto have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company’s percentage of earnings included in Equity in business ventures’ loss on the Condensed Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings. The Company’s fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 2004 is 52 weeks, while fiscal year 2003 was 53 weeks.  Due to this convention, the first quarter of fiscal year 2004 was 13 weeks compared to the first quarter of fiscal year 2003, which was 14 weeks. The second quarter of fiscal year 2004 and the comparative prior year quarter each include 13 weeks.

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

          In April 2003, Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporates many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003, without a material effect on the consolidated financial statements.

4.     Earnings Per Share, Including Pro Forma Effects of Stock-Based Compensation

          Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period. Diluted earnings per share is calculated based on these same weighted average shares outstanding plus the effect of potential shares issuable upon assumed exercise of stock options based on the treasury stock method. Potential shares issuable upon the exercise of stock options are excluded from the calculation of diluted earnings per share to the extent their effect would be antidilutive.

          Earnings per share for the fiscal periods ended November 29, 2003 and November 30, 2002 were as follows:

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands except per share amounts)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 29, 2002

Net earnings	$36,487	$4,732	$46,363	$24,511

Weighted average shares used for basic earnings per share	84,553	87,127	84,625	88,344
Effect of dilutive stock options	1,874	208	1,491	281

Weighted average shares used for dilutive earnings per share	86,427	87,335	86,116	88,625

Net earnings per share - basic	$0.43	$0.05	$0.55	$0.28
Net earnings per share - diluted	$0.42	$0.05	$0.54	$0.28

          Options to purchase an additional 2.0 million and 7.1 million shares of common stock were outstanding at November 29, 2003 and November 30, 2002, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.

          The Company accounts for stock options according to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized in the Company’s consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair values of options granted during the fiscal quarters ended November 29, 2003 and November 30, 2002 were $7.72 per share and $5.87 per share, respectively.

          The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	Fiscal quarter ended		Two fiscal quarters ended

(amounts in thousands, except per share amounts)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002

Net earnings as reported	$36,487	$4,732	$46,363	$24,511
Add: Stock compensation cost included in net earnings as reported, net of income taxes	91	118	182	201
Less: Stock compensation cost using the fair value alternative, net of income taxes	(4,546)	(4,197)	(9,661)	(9,104)

Pro forma net earnings	$32,032	$653	$36,884	$15,608

Basic EPS – as reported	$0.43	$0.05	$0.55	$0.28
Basic EPS – pro forma	0.38	0.01	0.44	0.18
Diluted EPS – as reported	$0.42	$0.05	$0.54	$0.28
Diluted EPS – pro forma	0.37	0.01	0.43	0.18

SFAS No. 123 Assumptions

          The fair value of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal periods ended November 29, 2003 and November 30, 2002:

	Fiscal quarter ended		Two fiscal quarters ended

	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002

Expected life in years	4.6	4.0	4.4	4.0
Risk-free interest rate	2.67%	3.24%	2.64%	3.57%
Volatility	31.64%	37.72%	31.69%	41.80%
Dividend yield	0.08%	0.00%	0.06%	0.00%

5.     Sony/Tektronix Redemption

          During the second quarter of fiscal year 2003, the Company acquired from Sony Corporation (“Sony”) its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan.  The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate (“TIBOR”). Sony/Tektronix used $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder is available for operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements.  Assets purchased and liabilities assumed as of the purchase date were as follows (in thousands):

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

          Pro forma summary results of operations of the Company after intercompany eliminations of the newly created Japan subsidiary as though the acquisition had been completed at the beginning of fiscal year 2003 were as follows:

(In thousands, except per share amounts)	Fiscal quarter ended Nov. 30, 2002	Two fiscal quarters ended Nov. 30, 2002

Net sales	$211,835	$418,163
Net earnings	5,069	22,467
Earnings per share – diluted	$0.06	$0.25

          During the second quarter and two quarters ended November 29, 2003, the Company incurred $1.1 million and $2.4 million, respectively, in costs specifically associated with integrating the operations of this subsidiary.  Costs incurred during the second quarter and two quarters ended November 30, 2002 were $1.8 million.  During the second quarter ended November 29, 2003, the Company restructured the Japan pension plans (see Note 22) and recorded a net gain from the settlement of $36.7 million.  The net gain and costs are included in Acquisition related (credits) costs, net on the Condensed Consolidated Statements of Operations.

6.     Sale of Color Printing and Imaging

          On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”). The Company accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, $60.0 million of contingencies related to the sale and $14.4 million in transaction and related costs.

          The $60 million of accrual relates to certain contingencies contained in the final sale agreement.  Specifically, the Company provided the purchaser certain price adjustment mechanisms, including a process for resolving disputes over the net assets included in the closing balance sheet and certain indemnifications and warranties for specific periods following the close of the transaction.  Subsequent to the close of the transaction, the Company and the purchaser entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date.  This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by the Company to the purchaser. This settlement directly reduced the amount of the previously established accrual.  In fiscal year 2002, the Company recorded a gain of $2.2 million, net of income tax expense of $1.2 million, in discontinued operations in the Consolidated Statements of Operations, which further reduced the amount of the previously established accrual.   During fiscal year 2003, the Company recognized a gain of $16.3 million, net of income tax expense of $8.8 million, as a result of the resolution of certain of the purchase contingencies related to the sale.  Factors considered by the Company in determining when recognition of this contingency is appropriate include a) expiration of the related indemnity and warranty periods specified in the sale agreement; b) analysis of claims received under the indemnity and warranty provisions and c) the interactions with relevant parties regarding disputed matters.  Recognition of this gain was reported in discontinued operations in the Consolidated Statements of Operations.  As of May 31, 2003 and November 29, 2003 the balance of the contingencies on sale related to the CPID disposition was $10.4 million, a significant portion of which may take several years to resolve.  The Company continues to monitor the status of the CPID related contingencies based on information received.  If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies could be material to the financial statements.

7.     Discontinued Operations

          Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002

Loss on sale of VideoTele.com (less applicable income tax benefit of $0, $210, $3 and $210)	$—	$(390)	$(5)	$(390)
Loss from operations of VideoTele.com (less applicable income tax benefit of $0, $960, $0 and $1,413)	—	(1,782)	—	(2,624)
Gain (loss) on sale of optical parametric test business (less applicable income tax expense (benefit) of $47, $0, ($89) and $0) applicable income tax expense (benefit) of $47, $0, ($89) and $0)	87	—	(166)	—
Loss from operations of optical parametric test business (less applicable income tax benefit of $0, $552, $0 and $775)	—	(1,025)	—	(1,440)
Loss on sale of Gage (less applicable income tax benefit of $59, $0, $515 and $0)	(109)	—	(957)	—
Loss from operations of Gage (less applicable income tax benefit of $0, $249, $212 and $475)	—	(462)	(394)	(881)

Loss from discontinued operations, net of tax	$(22)	$(3,659)	$(1,522)	$(5,335)

8.     Business Realignment Costs

          Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels.  Restructuring actions taken during the first two quarters of fiscal year 2004 and in fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions.    In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. The Company anticipates that the actions taken will result in reduced operating costs in future periods, primarily through reductions in labor costs.  Management believes that the restructuring actions implemented in fiscal years 2002 and 2003 and during the first two quarters of fiscal year 2004 have resulted in the costs savings anticipated for those actions.

          Costs incurred during the second quarter of fiscal year 2004 primarily related to restructuring actions planned by the Company during fiscal year 2003 which were executed in the second quarter of fiscal year 2004.  Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States. The Company anticipates incurring additional business realignment costs during fiscal year 2004, including approximately $2.0 million in the third quarter, as planned actions continue to be executed.

          Business realignment costs of $11.7 million in the second quarter of fiscal year 2004 included $7.1 million of severance related costs for 78 employees mostly located in Europe, $3.5 million for accumulated currency translation losses related to the substantial closure of the Company’s subsidiary in Brazil, $0.6 million for accelerated depreciation of assets mostly in Europe, $0.8 million for contractual obligations for actions taken during the first two quarters of fiscal year 2004 and in fiscal year 2003, offset by $0.3 million of reversals for severance and other costs related to previously recorded business realignment actions.  For the first two fiscal quarters of fiscal year 2004, business realignment costs of $16.3 million included $10.9 million of severance related costs for 153 employees mostly located in Europe and the Americas, $3.5 million for accumulated currency translation losses related to the substantial closure of the Company’s subsidiary in Brazil, $1.3 million for accelerated depreciation and writedown of assets largely in Europe, $1.1 million for contractual obligations for actions taken in fiscal year 2004 and 2003 largely in Europe and the Americas, offset by $0.5 million of reversals for severance and other costs related to previously recorded business realignment actions.  Expected future annual salary cost savings from actions taken in the first two quarters of fiscal year 2004 to reduce employee headcount is estimated to be $8.6 million.  At November 29, 2003, remaining liabilities of $5.6 million, $0.8 million and $0.3 million for employee severance and related benefits for actions taken in fiscal years 2004, 2003 and 2002, respectively, were maintained for 69, 6 and 4 employees, respectively.

          Activity for the above described actions during the first two quarters of fiscal year 2004 was as follows:

(In thousands)	Balance, May 31, 2003	Costs incurred	Cash payments	Non-cash adjustments	Balance, November 29, 2003

Fiscal Year 2004 Actions:
Employee severance and related benefits	$—	$10,955	$(5,385)	$—	$5,570
Asset impairments	—	1,297	—	(1,297)	—
Contractual obligations	—	619	(398)	—	221
Accumulated currency translation loss	—	3,455	—	(3,455)	—

Total	—	16,326	(5,783)	(4,752)	5,791

Fiscal Year 2003 Actions:
Employee severance and related benefits	5,394	(545)	(4,081)	—	768
Asset impairments	—	(61)	—	61	—
Contractual obligations	1,730	440	(566)	82	1,686

Total	7,124	(166)	(4,647)	143	2,454

Fiscal Year 2002 Actions:
Employee severance and related benefits	494	171	(358)	—	307
Contractual obligations	434	—	(256)	—	178

Total	928	171	(614)	—	485

Other	—	13	(9)	(4)	—

Total of all actions	$8,052	$16,344	$(11,053)	$(4,613)	$8,730

9.     Marketable Investments

          Marketable investments are recorded at market value with the resulting gains and losses included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Realized gains and losses on sales of marketable investments were $1.2 million and $0.8 million, respectively, during the quarter ended November 29, 2003 and $1.7 million and $1.7 million, respectively, for the two quarters ended November 29, 2003.  Realized gains and losses on sales of marketable investments were $0.5 million and $0.7 million, respectively, during the quarter ended November 30, 2002 and $1.1 million and $1.0 million, respectively, for the two quarters ended November 30, 2002.

          Short-term marketable investments held at November 29, 2003 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Asset backed securities	$25,609	$177	$(147)	$25,639
Mortgage backed securities	1,256	—	(30)	1,226

Short-term marketable investments	$26,865	$177	$(177)	$26,865

          Long-term marketable investments held at November 29, 2003 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$109,295	$1,508	$(308)	$110,495
Asset backed securities	79,646	1,431	(140)	80,937
Mortgage backed securities	159,449	1,660	(891)	160,218
Federal agency notes and bonds	76,280	239	(381)	76,138
U.S. Treasuries	38,911	200	(106)	39,005

Long-term marketable investments	$463,581	$5,038	$(1,826)	$466,793

          Short-term marketable investments held at May 31, 2003 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$31,148	$418	$—	$31,566
Asset backed securities	40,078	471	(133)	40,416
Mortgage backed securities	5,614	91	(82)	5,623
Federal agency notes and bonds	28,335	429	—	28,764

Short-term marketable investments	$105,175	$1,409	$(215)	$106,369

          Long-term marketable investments held at May 31, 2003 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$91,712	$2,181	$—	$93,893
Asset backed securities	56,633	2,725	(12)	59,346
Mortgage backed securities	143,378	2,574	(49)	145,903
Federal agency notes and bonds	78,643	1,798	—	80,441
U.S. Treasuries	35,044	979	—	36,023

Long-term marketable investments	$405,410	$10,257	$(61)	$415,606

          Contractual maturities of long-term marketable investments at November 29, 2003 will be as follows:

Amortized cost basis

After 1 year through 5 years	$304,132
Mortgage backed securities	159,449

$463,581

          Investments in corporate equity securities are classified as available-for-sale and reported at fair market value on the Consolidated Balance Sheets and are included in Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains at November 29, 2003 and May 31, 2003 were as follows:

(In thousands)	Nov. 29, 2003	May 31, 2003

Unamortized cost basis of corporate equity securities	$8,384	$8,384
Gross unrealized holding gains	24,158	7,707

Fair value of corporate equity securities	$32,542	$16,091

10.     Inventories

          Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for obsolete or slow-moving items. Inventories consisted of the following:

(In thousands)	Nov. 29, 2003	May 31, 2003

Materials	$8,514	$4,314
Work in process	36,458	35,637
Finished goods	47,325	52,917

Inventories	$92,297	$92,868

11.     Other Current Assets

          Other current assets consisted of the following:

(In thousands)	Nov. 29, 2003	May 31, 2003

Held-for-sale assets	$31,645	$29,601
Current deferred tax asset	23,568	23,457
Prepaid expenses	10,207	6,514
Other receivables	9,838	8,289
Income taxes receivable	2,134	15,303
Other current assets	1,061	618
Notes receivable	—	34

Other current assets	$78,453	$83,816

          Held-for-sale assets include office buildings and land located in Shinagawa, Japan, which were acquired in the Sony/Tektronix redemption in fiscal year 2003, and a facility located in Nevada City, California. In December 2003, the Company closed the sale of the property located in Shinagawa, Japan, which is discussed in Note 23 below. The Company expects to complete the sale of the Nevada City property within the next 12 months.

12.     Property, Plant and Equipment, Net

          Property, plant and equipment, net consisted of the following:

(In thousands)	Nov. 29, 2003	May 31, 2003

Land	$7,529	$6,935
Buildings	156,808	153,615
Machinery and equipment	260,686	268,960
Accumulated depreciation and amortization	(301,508)	(301,525)

Property, plant and equipment, net	$123,515	$127,985

13.     Goodwill

          The Company accounts for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs.

          Changes in goodwill during the two fiscal quarters ended November 29, 2003 were as follows:

Balance at May 31, 2003	$73,736
Currency translation	4,561

Balance at November 29, 2003	$78,297

14.     Other Long-Term Assets

          Other long-term assets consisted of the following:

(In thousands)	Nov. 29, 2003	May 31, 2003

Corporate equity securities	$32,542	$16,091
Notes, contracts and leases	10,274	9,370
Pension asset	—	9,280
Other intangibles, net	7,894	6,639
Other assets	154	157

Other long-term assets	$50,864	$41,537

          The pension asset represented an intangible asset of the Japan subsidiary.  This asset was written off during the second quarter of fiscal year 2004 in conjunction with the settlement and curtailment of the pension plan in Japan as discussed in Note 22.

15.     Long-Term Debt

          The Company’s long-term debt consisted of the following:

(In thousands)	Nov. 29, 2003	May 31, 2003

TIBOR+1.75% facility due September 29, 2006, interest at 1.85% on November 29, 2003	$59,573	$54,393
7.5% notes payable, repaid on August 1, 2003	—	56,300
Other long-term agreements	1,691	893
Current portion	(993)	(56,584)

Long-term debt	$60,271	$55,002

          The TIBOR+1.75% debt facility agreement requires the Company to comply with certain financial covenants measured on tangible net worth and certain financial ratios.  This agreement also contains a cross default clause which could trigger acceleration of outstanding debt should the Company default on other financial indebtedness, as defined in the agreement.  The Company was in compliance with its debt covenants as of November 29, 2003.

          At November 29, 2003, the Company maintained unsecured bank credit facilities of $139.8 million, of which $79.5 million is available for future drawdowns.

          As described in Note 23, the Company repaid 5.5 billion yen or approximately $50 million of the outstanding principal on the TIBOR+1.75% debt facility in January 2004.

16.     Other Long-Term Liabilities

          Other long-term liabilities consisted of the following:

(In thousands)	Nov. 29, 2003	May 31, 2003

Pension liability	$201,309	$279,162
Postretirement benefits	15,877	17,568
Deferred compensation	11,327	9,943
Other	7,395	7,077

Other long-term liabilities	$235,908	$313,750

          During the first quarter of fiscal year 2004, the Company made a cash payment of $30 million to the U.S cash balance pension plan.  As discussed in Note 22, the Company restructured its pension plan in Japan in the second quarter of fiscal year 2004.

17.     Shareholders’ Equity

          Activity in shareholders’ equity for the first two quarters of fiscal year 2004 was as follows:

(In thousands)	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total

	Shares	Amount

Balance, May 31, 2003	84,844	$223,233	$707,191	$(151,198)	$779,226
Net earnings			46,363		46,363
Dividends paid			(3,386)		(3,386)
Shares issued from employee stock plans	775	14,779			14,779
Shares repurchased	(1,019)	(2,743)	(19,882)		(22,625)
Currency translation adjustment, net of income taxes				9,158	9,158
Unrealized gain on available-for-sale securities, net of income taxes				5,046	5,046
Additional minimum pension liability, net of income taxes				2,375	2,375

Balance, November 29, 2003	84,600	$235,269	$730,286	$(134,619)	$830,936

          On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the first two quarters of fiscal year 2004, the Company repurchased 1.0 million shares totaling $22.6 million.  As of November 29, 2003, the Company has repurchased a total of 15.5 million shares at an average price of $21.88 per share totaling $339.1 million under this authorization.  The reacquired shares were immediately retired as required under Oregon corporate law.

          Comprehensive income and its components, net of tax, are as follows:

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002

Net earnings	$36,487	$4,732	$46,363	$24,511
Other comprehensive income:
Currency translation adjustment, net of taxes of $9,370, $150, $5,856, and $6,747, respectively	14,654	225	9,158	10,120
Unrealized (loss) gain on available-for-sale securities, net of taxes of $4,785, $459, $3,225 and ($645), respectively	7,485	689	5,045	(968)
Additional minimum pension liability, net of taxes of $1,707, ($1,527), $1,871, and ($2,700), respectively	1,957	(2,800)	2,376	(4,872)

Total comprehensive income	$60,583	$2,846	$62,942	$28,791

          Accumulated other comprehensive loss consisted of the following:

(In thousands)	Foreign currency translation	Unrealized holding gains on available-for- sale securities	Additional minimum pension liability	Accumulated other comprehensive loss

Balance as of May 31, 2003	$24,710	$11,764	$(187,672)	$(151,198)
First quarter activity	(5,496)	(2,440)	419	(7,517)
Second quarter activity	14,654	7,485	1,957	24,096

Balance as of Nov. 29, 2003	$33,868	$16,809	$(185,296)	$(134,619)

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

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002

Consolidated net sales to external customers by region:
Americas
United States	$95,326	$94,745	$179,453	$184,933
Other Americas	6,849	5,505	12,580	10,800
Europe	40,127	43,773	80,203	85,395
Pacific	42,407	41,296	79,900	83,126
Japan	33,212	18,251	67,223	37,828

Net sales	$217,921	$203,570	$419,359	$402,082

19.     Other Non-Operating Income (Expense), Net

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands)	Nov. 29, 2003	Nov. 30, 2002	Nov. 29, 2003	Nov. 30, 2002

Gain (loss) on disposition of financial assets	$391	$(263)	$(99)	$135
Currency (losses) gains	(614)	146	488	336
Other income (expense)	349	(1,350)	(848)	(2,417)

Other non-operating income (expense), net	$126	$(1,467)	$(459)	$(1,946)

          Other income (expense) includes items such as rental income, miscellaneous fees and expenses.

20.     Product Warranty Accrual

          The Company’s product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

          Changes in the product warranty accrual were as follows (in thousands):

Balance, May 31, 2003	$8,689
Payments made	(5,469)
Provision for warranty expense	5,527

Balance, November 29, 2003	$8,747

21.     Contingencies

          As of November 29, 2003, the Company had $21.7 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet, which included $10.4 million of contingencies relating to the sale of CPID discussed in Note 6 above, $4.1 million for environmental exposures and $7.2 million for other contingent liabilities.  It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to the Company’s consolidated financial statements.

          The $4.1 million for environmental exposure is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at the Company’s Beaverton, Oregon campus.  The Company established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations.  Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.  Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range.  These costs are estimated to be incurred over the next several years.

          The remaining $7.2 million includes amounts related to intellectual property and employment issues, as well as amounts related to dispositions of assets other than CPID.

22.     Restructuring of Pension Plan in Japan

          Effective September 30, 2003, the Company substantially settled its liability for the existing defined benefit pension plans in Japan and established new plans to provide retirement benefits to Japan employees.  The settlement and curtailment of the existing defined benefit plans were made in accordance with the applicable plan provisions and local statutory requirements.  The Company has established a defined contribution plan as the principal plan to provide retirement benefits to employees in Japan.  Local regulations limit the benefit that the Company can provide to an individual employee through use of a defined contribution plan.  To the extent the Company provides retirement benefits to an individual in an amount greater than that allowed, the excess will be reflected as a benefit in a newly created defined benefit pension plan.  As the amount of statutory limit for benefits under the defined contribution plan increases, benefits provided through the defined benefit component will decrease.  The impact of the settlement and curtailment of the existing defined benefit plans and initial funding of the new defined contribution plan was as follows:

(In thousands)	Defined benefit plans	Defined contribution plan	Total

Reduction (increase) in pension liability, net	$55,583	$(3,891)	$51,692
Writeoff pension asset for unrecognized prior service cost	(9,566)		(9,566)
Reduction in minimum pension charge in other comprehensive loss	(3,126)		(3,126)
Deferred income taxes on minimum pension charge	(2,259)		(2,259)

Net pension curtailment and settlement gain	$40,632	$(3,891)	$36,741

          In addition to the initial funding of $3.9 million for the new defined contribution plan noted above, as of November 29, 2003 the Company has recorded a pension liability of $17.1 million in the Consolidated Balance Sheet for future funding of the new defined contribution plan that will be paid in annual installments over an eight-year period beginning in February 2004.

23.     Subsequent Events

          Declaration of Dividends

          On December 8, 2003, the Board of Directors declared a quarterly cash dividend of $0.04 per share.  The dividend is payable on January 26, 2004 to shareholders of record at the close of business on January 9, 2004.

          Sale of Property in Shinagawa, Japan

          In December 2003, the Company closed the sale of property located in Shinagawa, Japan for 5.2 billion yen or approximately $47 million, resulting in net proceeds of approximately $46 million and the recognition of a gain of approximately $23 million in the third quarter of fiscal year 2004.

          Repayment of Long-Term Debt

          After the sale of the property in Shinagawa, Japan described above, the Company repaid 5.5 billion yen or approximately $50 million of the outstanding principal on the TIBOR+1.75% debt facility in January 2004.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including anticipated additional business realignment costs and expectations regarding the stabilization of our markets.  The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts.  All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements.  It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section at the end of this Management’s Discussion.

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

Sony/Tektronix Redemption

          During the second quarter of fiscal year 2003, the Company acquired from Sony Corporation (“Sony”) its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan.  The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate (“TIBOR”). Sony/Tektronix used $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder is available for operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements.

          During the second quarter and two quarters ended November 29, 2003, the Company incurred $1.1 million and $2.4 million, respectively, in costs specifically associated with integrating the operations of this subsidiary.  Costs incurred during the second quarter and two quarters ended November 30, 2002 were $1.8 million.  During the second quarter ended November 29, 2003, the Company restructured the

Japan pension plans (see Note 22) and recorded a net gain from the restructuring  of $36.7 million.  The net gain and costs are included in Acquisition related (credits) costs, net on the Condensed Consolidated Statements of Operations.

Business Realignment Costs

          Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels.  Restructuring actions taken during the first two quarters of fiscal year 2004 and in fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions.  In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. The Company anticipates that the actions taken will result in reduced operating costs in future periods, primarily through reductions in labor costs.  Management believes that the restructuring actions implemented in fiscal years 2002 and 2003 and during the first two quarters of fiscal year 2004 have resulted in the costs savings anticipated for those actions.

          Costs incurred during the second quarter of fiscal year 2004 primarily related to restructuring actions planned by the Company during fiscal year 2003 which were executed in the second quarter of fiscal year 2004.  Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States. The Company anticipates incurring additional business realignment costs during fiscal year 2004, including approximately $2.0 million in the third quarter, as planned actions continue to be executed.

          Business realignment costs of $11.7 million in the second quarter of fiscal year 2004 included $7.1 million of severance related costs for 78 employees mostly located in Europe, $3.5 million for accumulated currency translation losses related to the substantial closure of the Company’s subsidiary in Brazil, $0.6 million for accelerated depreciation of assets mostly in Europe, $0.8 million for contractual obligations for actions taken during the first two quarters of fiscal year 2004 and in fiscal year 2003, offset by $0.3 million of reversals for severance and other costs related to previously recorded business realignment actions.  For the first two fiscal quarters of fiscal year 2004, business realignment costs of $16.3 million included $10.9 million of severance related costs for 153 employees mostly located in Europe and the Americas, $3.5 million for accumulated currency translation losses related to the substantial closure of the Company’s subsidiary in Brazil, $1.3 million for accelerated depreciation and writedown of assets largely in Europe, $1.1 million for contractual obligations for actions taken in fiscal year 2004 and 2003 largely in Europe and the Americas, offset by $0.5 million of reversals for severance and other costs related to previously recorded business realignment actions.  Expected future annual salary cost savings from actions taken in the first two quarters of fiscal year 2004 to reduce employee headcount is estimated to be $8.6 million.  At November 29, 2003, remaining liabilities of $5.6 million, $0.8 million and $0.3 million for employee severance and related benefits for actions taken in fiscal years 2004, 2003 and 2002, respectively, were maintained for 69, 6 and 4 employees, respectively.

          Activity for the above described actions during the first two quarters of fiscal year 2004 was as follows:

(In thousands)	Balance, May 31, 2003	Costs incurred	Cash payments	Non-cash adjustments	Balance, November 29, 2003

Fiscal Year 2004 Actions:
Employee severance and related benefits	$—	$10,955	$(5,385)	$—	$5,570
Asset impairments	—	1,297	—	(1,297)	—
Contractual obligations	—	619	(398)	—	221
Accumulated currency translation loss	—	3,455	—	(3,455)	—

Total	—	16,326	(5,783)	(4,752)	5,791

Fiscal Year 2003 Actions:
Employee severance and related benefits	5,394	(545)	(4,081)	—	768
Asset impairments	—	(61)	—	61	—
Contractual obligations	1,730	440	(566)	82	1,686

Total	7,124	(166)	(4,647)	143	2,454

Fiscal Year 2002 Actions:
Employee severance and related benefits	494	171	(358)	—	307
Contractual obligations	434	—	(256)	—	178

Total	928	171	(614)	—	485

Other	—	13	(9)	(4)	—

Total of all actions	$8,052	$16,344	$(11,053)	$(4,613)	$8,730

Critical Accounting Estimates

          Management has identified the Company’s “critical accounting estimates,” which are those that are most important to the portrayal of the financial condition and operating results of the Company and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include contingencies, intangible asset valuation, inventory valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax contingencies.

     Contingencies

          The Company is subject to claims and litigation concerning intellectual property, environmental and employment issues, and settlement of contingencies related to prior dispositions of assets.  Accruals have been established based upon management’s best estimate of the ultimate outcome of these matters. The Company reviews the status of its claims, litigation and other contingencies on a regular basis and adjustments are made as information becomes available.  As of November 29, 2003, the Company had $21.7 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet, which included $10.4 million of contingencies relating to the sale of CPID, $4.1 million for environmental exposures and $7.2 million for other contingent liabilities.  It is reasonably possible that management’s estimates of contingencies could change in the near term and that such changes could be material to the Company’s consolidated financial statements.

          At the time of the sale of CPID on January 1, 2000, the Company recorded contingencies of $60 million.  The $60 million of contingencies relates to certain contingencies contained in the final sale agreement.  Specifically, the Company provided the purchaser certain price adjustment mechanisms, including a process for resolving disputes over the net assets included in the closing balance sheet and certain indemnifications and warranties for specific periods following the close of the transaction.  Subsequent to the close of the transaction, the Company and the purchaser entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date.  This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by the Company to the purchaser. This settlement directly reduced the amount of previously established accruals. In fiscal year 2002, the Company recorded a gain of $2.2 million, net of income tax expense of $1.2 million, in discontinued operations in the Consolidated Statements of Operations, which further reduced the amount of the previously established accrual.  During fiscal year 2003, the Company recognized a gain on sale of $16.3 million, net of income tax expense of $8.8 million, as a result of the resolution of certain of the purchase contingencies related to the sale.  Factors considered by the Company in determining when recognition of this contingency is appropriate include a) expiration of the related indemnity and warranty periods specified in the sale agreement; b) analysis of claims received under the indemnity and warranty provisions and c) the interactions with relevant parties regarding disputed matters.  Recognition of this gain was reported in discontinued operations in the Consolidated Statements of Operations.  As of May 31, 2003 and November 29, 2003 the balance of the contingencies related to the CPID disposition was $10.4 million, a significant portion of which may take several years to resolve.  The Company continues to monitor the status of the CPID related contingencies based on information received.  If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies could be material to the financial statements.

          Included in contingent liabilities is $4.1 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at the Company’s Beaverton, Oregon campus.  The Company established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations.  Costs for tank removal and cleanup were incurred in fiscal year 2001.  Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.  Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range.  These costs are estimated to be incurred over the next several years.  If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

          The remaining $7.2 million of contingency accruals includes amounts related to intellectual property and employment issues, as well as contingencies related to dispositions of assets other than CPID.  If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

     Intangible assets

          The Company accounts for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs.  As of November 29, 2003, the Company had $78.3 million of goodwill recorded on the Condensed Consolidated Balance Sheet.

          The Company performed its annual goodwill impairment analysis during the second quarter of fiscal year 2004 and identified no impairment. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses.  However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

          For intangible assets with definite useful lives, the Company amortizes the cost over the estimated useful lives and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As of November 29, 2003, the Company had $7.9 million of non-goodwill intangible assets recorded in Other long-term assets, which includes patents and licenses for certain technology. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to impair these assets. The impairment would be based on the estimated discounted cash flow associated with each asset.  An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

     Inventories

          Inventories are stated at the lower of cost or market. Cost is determined based on currently-adjusted standard costs, which approximates actual cost on a first-in, first-out basis. The Company’s inventory include raw materials, work-in-process, finished goods and demonstration equipment of $92.3 million as of November 29, 2003.  The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items. These write-downs reduce the inventory value of these obsolete or slow-moving items to their net realizable value.  Such estimates are difficult to make under the current economic conditions.  The write-down is based on current and forecasted demand. Therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required.  In addition, excessive amounts of used equipment in the marketplace can negatively impact the net realizable value of the Company’s demonstration equipment.  If actual market conditions are different than anticipated, the Company may incur additional charges for impairment of inventory in the period in which more information becomes available.  The Company recorded charges for inventory obsolescence of approximately $0.6 million and $1.4 million, respectively, during the second quarter and first two quarters of fiscal year 2004.

     Pension plan

          The Company maintains certain defined benefit pension plans to provide pension benefits to employees in certain countries.  The largest of the Company’s pension plans is in the United States.  As a result of the acquisition of the Sony/Tektronix joint venture, the Company had a significant defined benefit pension plan in Japan.   The Company maintains less significant defined benefit plans in other countries including the United Kingdom, Germany, and Holland.

          Effective September 30, 2003, the Company substantially settled its liability for the existing defined benefit pension plans in Japan and established new plans to provide retirement benefits to Japan employees.  The settlement and curtailment of the existing defined benefit plans were made in accordance with the applicable plan provisions and local statutory requirements.  The Company has established a defined contribution plan as the principal plan to provide retirement benefits to employees in Japan.  Local regulations limit the benefit that the Company can provide to an individual employee through use of a defined contribution plan.  To the extent the Company provides retirement benefits to an individual in an amount greater than that allowed, the excess will be reflected as a benefit in a newly created defined benefit pension plan.  As the amount of statutory limit for benefits under the defined contribution plan increases, benefits provided through the defined benefit component will decrease.  The impact of the settlement and curtailment of the existing defined benefit pension plans and initial funding of the new defined contribution plan was as follows:

(In thousands)	Defined benefit plans	Defined contribution plan	Total

Reduction (increase) in pension liability, net	$55,583	$(3,891)	$51,692
Writeoff pension asset for unrecognized prior service cost	(9,566)		(9,566)
Reduction in minimum pension charge in other comprehensive loss	(3,126)		(3,126)
Deferred income taxes on minimum pension charge	(2,259)		(2,259)

Net pension curtailment and settlement gain	$40,632	$(3,891)	$36,741

          In addition to the initial funding of $3.9 million for the new defined contribution plan noted above, as of November 29, 2003 the Company has recorded a pension liability of $17.1 million in the Consolidated Balance Sheet for future funding of the new defined contribution plan that will be paid in annual installments over an eight-year period beginning in February 2004.

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

          The Company applies the long-term rate of return on plan assets assumption to a market related value of plan assets to estimate income recognized by the pension plan assets.  This income from return on pension assets is a component of net periodic pension cost.  Periodic pension costs include the interest cost on participants’ accumulated benefits and service cost for benefits earned during the period.  In prior periods, the income recognized on plan assets has exceeded the periodic pension costs, thereby resulting in net pension income being recognized by the Company.  The amount of income recognized is affected by the rate of return assumption employed and the amount of plan assets that the return assumption is applied to.  The amount of net pension income recognized by the Company has declined from prior periods due primarily to a decline in the return assumption employed by the Company and reduction in the value of the plan assets, as well as increased pension costs due to a decrease in the discount rate used to calculate pension benefits (see discount rate discussion below).  In prior periods, net periodic pension income recognized by the Company has differed materially from the actual experience of the plan assets and liabilities.  As of May 31, 2003, the last measurement date, the Company had recorded an unrecognized loss of $187.7 million, net of income taxes of $117.5 million as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheet as a result of the additional minimum pension liability discussed below.  To the extent this unrecognized loss is not offset by future gains, there may be a reduction  in net income over future periods to recognize these amounts.

          Excluding the pension related to the newly acquired Japan subsidiary, the Company’s estimated long-term rate of return on plan assets for fiscal year 2004 is approximately 8.6%.  A one percent change in the estimated long-term rate of return on plan assets will result in a change in operating income of $5.8 million for fiscal year 2004.  Net pension expense, excluding the Japan pension plans, was $0.3 million for the second quarter of fiscal year 2004 and $0.6 million for the first two quarters of fiscal year 2004, which includes the effect of the recognition of the assumed return on plan assets.

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

          At May 31, 2003, the most recent valuation date, the accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans.  In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” a minimum pension liability was recognized for the unfunded accumulated benefit obligation.  Recognition of an additional minimum liability is required if an unfunded accumulated benefit obligation exists and (a) an asset has been recognized as prepaid pension cost, (b) the liability already recognized as unfunded accrued pension cost is less than the unfunded accumulated benefit obligation, or (c) no accrued or prepaid pension cost has been recognized.  The Company has recognized an additional minimum liability in accordance with SFAS No. 87.  Since the additional minimum liability exceeded unrecognized prior service cost, the excess (which would represent a net loss not yet recognized as net periodic pension cost) is reported as a component of other comprehensive loss, net of applicable income tax benefit.  The Company initially recorded an additional pension liability at the end of fiscal year 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. As of May 31, 2003, the cumulative additional minimum pension charge included in Accumulated other comprehensive loss was $187.7 million, net of income taxes of $117.5 million.  The implication of the additional minimum pension liability is that it may reduce net income in future years by reducing the market related value of plan assets, thereby reducing the asset base upon which the Company recognizes a return.  Additionally, the Company may find it necessary to fund additional pension assets, which would increase the market related value of plan assets upon which the Company recognizes a return but would reduce operating cash and future interest earnings on that cash.

          Management will continue to assess the expected long-term rate of return on plan assets and discount rate assumptions based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America, and will make adjustments to the assumptions as appropriate.  Pension income or expense is allocated to Cost of sales, Research and development and Selling, general and administrative expenses in the Consolidated Statements of Operations.

          In connection with the Sony/Tektronix acquisition, the Company assumed the net pension liability of the Japan subsidiary.  The estimated return on plan assets assumed for this plan was 6.6%.  Pension expense was $1.0 million for the second quarter of fiscal year 2004 and $2.6 million for the first two quarters of fiscal year 2004.  This net expense is based on estimates, in the same manner discussed for the above plans.  As explained above, these plans were substantially terminated through settlement and curtailment on September 30, 2003.

     Income Taxes

          The Company is subject to taxation from federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and is based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.   Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing.  Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are frequently reviewed for their adequacy and appropriateness. As of November 29, 2003, the Company was subject to income tax audits for fiscal years 2001, 2002 and 2003.  The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense (benefit) in the Consolidated Statement of Operations in the period of the event.

          Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of November 29, 2003, the Company had established a valuation allowance against deferred tax assets, primarily foreign tax credit carryforwards. The Company has not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets, including those related to Tektronix Japan.

RESULTS OF OPERATIONS

	Fiscal quarter ended				Two fiscal quarters ended

(In millions, except per share amounts)	Nov. 29 2003	Nov. 30 2002	$ Change	% Change	Nov. 29 2003	Nov. 30 2002	$ Change	% Change

Product orders:
U.S.	$93.3	$73.1	$20.2	28%	$182.9	$152.4	$30.5	20%
International	130.9	106.1	24.8	23%	250.8	215.6	35.2	16%

	224.2	179.2	45.0	25%	433.7	368.0	65.7	18%
Net sales:
U.S.	95.3	94.7	0.6	1%	179.5	184.9	(5.4)	(3)%
International	122.6	108.9	13.7	13%	239.8	217.2	22.6	10%

	217.9	203.6	14.3	7%	419.3	402.1	17.2	4%
Cost of sales	96.1	102.3	(6.2)	(6)%	188.4	202.5	(14.1)	(7)%

Gross profit	121.8	101.3	20.5	20%	230.9	199.6	31.3	16%
Gross margin	55.9%	49.8%			55.1%	49.6%
Research and development expenses	31.4	24.3	7.1	29%	60.5	48.2	12.3	26%
Selling, general and administrative expenses	68.3	62.6	5.7	9%	130.8	117.2	13.6	12%
Equity in business venture’s loss	—	1.4	(1.4)	(100)%	—	2.9	(2.9)	(100)%
Business realignment costs	11.7	3.3	8.4	>100%	16.3	12.8	3.5	27%
Acquisition related (credits) costs, net	(35.7)	1.8	(37.5)	>(100)%	(34.3)	1.8	(36.1)	>(100)%
Loss (gain) on disposal of assets	—	(0.4)	0.4	(100)%	—	(0.5)	0.5	(100)%

Operating income	46.1	8.3	37.8	>100%	57.6	17.2	40.4	>100%
Interest income	5.2	7.3	(2.1)	(29)%	11.1	14.8	(3.7)	(25)%
Interest expense	(0.7)	(1.3)	0.6	(46)%	(1.8)	(3.3)	1.5	(45)%
Other non-operating income (expense), net	0.1	(1.4)	1.5	>(100)%	(0.4)	(1.9)	1.5	(79)%

Income before taxes	50.7	12.9	37.8	>100%	66.5	26.8	39.7	>100%
Income tax expense (benefit)	14.2	4.5	9.7	>100%	18.6	(3.1)	21.7	>(100)%

Income from continuing operations	36.5	8.4	28.1	>100%	47.9	29.9	18.0	60%
Discontinued operations, net of income taxes	—	(3.7)	3.7	(100)%	(1.5)	(5.3)	3.8	(72)%

Net earnings	$36.5	$4.7	$31.8	>100%	$46.4	$24.6	$21.8	89%

Earnings per share from continuing operations
- diluted	$0.42	$0.10	$0.32	>100%	$0.56	$0.34	$0.22	65%
Loss per share from discontinued operations
- diluted	—	(0.04)	0.04	(100)%	(0.02)	(0.06)	0.04	(67)%
Earnings per share - diluted	0.42	0.05	0.37	>100%	0.54	0.28	0.26	93%

Second Quarter and First Two Quarters of Fiscal Year 2004 Compared with the Second Quarter and First Two Quarters of Fiscal Year 2003

     Economic Conditions

          Beginning in the second half of fiscal year 2001, and continuing through fiscal year 2002, economic conditions had a significant negative impact on many markets into which the Company sold products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing.  During fiscal year 2003, these economic conditions continued to affect many of the markets into which the Company sells products, although the impact was less severe than in prior years and certain markets appeared to begin to stabilize towards the end of that fiscal year.  From a geographical perspective, the Company began to see the economic environment stabilize in the United States and Japan.  The stabilization of certain markets that began at the end of fiscal year 2003 continued into fiscal year 2004.  During fiscal year 2004, the Company began to see improvement in many of its end markets.  In the second quarter of fiscal year 2004 this improvement was broader based than previously experienced or expected.  There can be no assurance that the Company’s underlying end markets will continue to improve or that the recent increased levels of business activity will continue as a trend into the future.

          In response to the reduced level of orders and associated sales during fiscal years 2002 and 2003, the Company incurred significant business realignment costs during fiscal years 2002 and 2003. The Company continued to incur business realignment costs during the first half of fiscal year 2004 to further reduce the Company’s cost structure in order to provide an amount of operating income that management believed was appropriate at the current sales levels.  Many of the costs incurred during the first half of fiscal year 2004 were associated with actions that were identified during the prior fiscal year, but for which sufficient action had not yet been taken to support the recognition of the associated expense.  Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States.  Although the majority of the actions are completed, the Company expects to continue to incur reduced levels of business realignment costs for the balance of fiscal year 2004, including approximately $2 million in the third quarter.

          Fiscal year 2004 includes 52 weeks, while fiscal year 2003 included 53 weeks.  Due to this convention, the first quarter of fiscal year 2004 was 13 weeks compared to the first quarter of fiscal year 2003, which was 14 weeks. The second quarter of fiscal year 2004 and the comparative prior year quarter each include 13 weeks.  In addition, the Sony/Tek redemption was effective on September 30, 2002.  Accordingly, the Company did not consolidate the results of the Japan subsidiary during the first quarter of the prior fiscal year, and consolidated only two months of the second quarter of the prior fiscal year.  During the current fiscal year, the results of the Japan subsidiary were consolidated in all months.  As a result, fiscal year 2004 balances in the Statements of Operations are higher due in part to the consolidation of more operating periods.

     Product Orders

          Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. During the second quarter of fiscal year 2004, product orders increased $45.0 million or 25% from the prior year’s second quarter.  For the first two quarters of fiscal year 2004 product orders increased $65.7 million or 18% over the first two quarters of the prior fiscal year.  The growth in product orders was driven by strength in the overall markets, demonstrated by year over year growth in all of the Company’s product categories and geographical regions.  Additional factors included good response to new products and the consolidation of one more month of results from our Japan subsidiary in the second quarter of fiscal year 2004 as compared with the prior year second quarter.  For the first two quarters of fiscal year 2004, product orders include an additional four months of results from the Japan subsidiary as compared with the first two quarters of the prior fiscal year.

          As noted above, the Company experienced significant growth in all geographic regions during the second quarter of fiscal year 2004.  Particularly strong growth was experienced in the United States and in Japan.  The United States increased 28% and Japan increased 76% over the prior year second quarter. For the first two quarters of fiscal year 2004, the United States and Japan increased 20% and 70% respectively.  Growth in Japan is attributable to order growth within that region as well as the positive impact from consolidating more periods in the current year.

     Net Sales

          Consolidated net sales for the second quarter of fiscal year 2004 increased $14.3 million, or 7%, over the same quarter in the previous year.  Sales for the first two quarters of fiscal year 2004 increased $17.3 million, or 4%, over the same period in the prior year.  The growth in sales was lower than the growth in orders due to the Company increasing product backlog.  Ending product backlog as of November 29, 2003 was approximately $147 million, which represents an increase of approximately $19.6 million during the second quarter of fiscal year 2004 and an increase of $39.0 million from backlog of $108 million as of May 31, 2003.  Ending backlog as of November 29, 2003 was approximately 9 weeks of product sales.  Product backlog levels are affected by the timing of product orders received within the quarter.  The Company maintains a general target for product backlog levels of 6 to 8 week of product sales.

          The geographical distribution of sales is ultimately directly correlated to the geographical distribution of orders.  However, as the Company increases or decreases the level of product backlog, this direct correlation may vary between quarters.  During the second quarter of fiscal year 2004 and the first two quarters of fiscal year 2004, international sales increased 13% and 10%, respectively, while sales in the United States increased 1% and decreased 3%, respectively.  The increase in international sales was primarily due to increased sales in Japan as a result of both increased sales activity in that region as well as the consolidation of the Japan subsidiary for more periods in the current year than in the prior year.  Please refer to the discussion on Japan product orders above.

     Gross Profit and Gross Margin

          Gross profit for the second quarter of fiscal year 2004 was $121.8 million, an increase of $20.5 million from gross profit of $101.3 million in the prior year second quarter.  Gross profit for the first two quarters of fiscal year 2004 was $230.9 million, an increase of $31.3 million from gross profit of $199.6 million in the first two quarters of the prior year.  The increase in gross profit is attributable to both an increase in sales volume and an increase in gross margin.

          Gross margin for the second quarter of fiscal year 2004 was 55.9%, an increase of 6.1 points over the prior year second quarter.  Gross margin for the first two quarters of fiscal year 2004 was 55.1%, an increase of 5.5 points over the first two quarters of the prior year.  The year over year increase in gross margin for the second quarter and for the first two quarters of the current year was attributable to a variety of factors, including primarily a) a favorable mix of higher margin products shipped in the current year second quarter, b) the sale of certain optical products at cost in the prior year, which had the affect of depressing prior year margins below normal, c) the favorable impact from the consolidation of the Company’s Japan subsidiary and d) continued efforts to improve gross margin through a systematic program to reduce product manufacturing costs.

     Operating Expenses

          Research and development expenses increased $7.1 million to $31.4 million for the second quarter of fiscal year 2004.  Approximately half of the increase in research and development expenses in the current quarter was  the result of the timing of product development spending for new products.  The Company is continuously investing in the development of new products and technologies, and the timing of costs varies depending on where the Company is in the development process.  Most of the remaining research and development expense increase was due to higher compensation expense associated with the accrual for fiscal year bonuses as well as an additional $1.0 million increase in expenses from the Company’s Japan subsidiary in the current fiscal year second quarter over the same period in the prior fiscal year. The increase in Japan includes the impact of consolidating one additional month of operations in the current year second quarter as compared with the same period in the prior fiscal year. Research and development expenses increased $12.3 million to $60.5 million for the first two quarters of fiscal year 2004.  This increase was primarily due to the same factors that have contributed to the year over year increase for the second quarter.  The increase in Japan for the same period was $3.5 million, which was primarily due to the impact of consolidating six months of operations for this subsidiary in the first two quarters of the current fiscal year as compared with only two months of operations in the first two quarters of the previous year.

          Selling, general and administrative expenses increased $5.7 million in the second quarter of the current fiscal year as compared with the same quarter in the prior year.  The $5.7 million increase was primarily the net effect of higher expenses associated with sales commissions and accruals for annual bonuses, offset by cost saving actions including approximately $3.0 million in labor cost reductions. Selling, general and administrative expenses in the Company’s Japan subsidiary increased $1.4 million in the second quarter of the current fiscal year over the same period in the prior fiscal year. This net increase included the impact of consolidating an additional month of expenses in the current quarter as compared to the same period in the prior fiscal year.  Selling, general and administrative expenses increased $13.6 million for the first two quarters of the current year as compared with the same period for the prior year.  The increase is the net result of higher sales commissions, accrued annual bonuses and higher expenses at the Japan subsidiary, offset by cost reduction actions including approximately $5.7 million of savings in labor costs. Expenses associated with the Japan subsidiary increased $9.9 million over the first two quarters of the prior fiscal year. The increase in Japan is primarily the result of consolidating six months of operations in the first two quarters of the current fiscal year as compared with only two months for the same period in the prior fiscal year.

          Equity in business venture’s loss in the second quarter and the first two quarters of fiscal year 2003 represented the Company’s 50% share of net loss from Sony/Tektronix.  The Company completed the acquisition of Sony/Tektronix in the second quarter of fiscal year 2003 and results subsequent to the acquisition date have been consolidated in the operating results of the Company.

          Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels.  Restructuring actions taken during the first two quarters of fiscal year 2004 and in fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to economic conditions, which had a negative impact on markets into which the Company sells its products.

          Business realignment costs of $11.7 million in the second quarter of fiscal year 2004 included $7.1 million of severance related costs, $3.5 million for accumulated currency translation losses related to the substantial closure of the Company’s subsidiary in Brazil, $0.6 million for accelerated depreciation of assets, $0.8 million for contractual obligations, offset by $0.3 million of reversals for severance and other costs related to previously recorded business realignment actions.  Severance costs and accelerated depreciation of assets were incurred mostly in Europe.

          For the first two fiscal quarters of fiscal year 2004, business realignment costs of $16.3 million included $10.9 million of severance related costs, $3.5 million for accumulated currency translation losses related to the substantial closure of the Company’s subsidiary in Brazil, $1.3 million for accelerated depreciation and writedown of assets, $1.1 million for contractual obligations, offset by $0.5 million of reversals for severance and other costs related to previously recorded business realignment actions.  Severance costs and accelerated depreciation of assets were incurred mostly in Europe and the Americas.  See the Business Realignment Costs section of the Management’s Discussion and Analysis for further information on these charges.

          The Company incurred acquisition related credits, net of $35.7 million and $34.4 million  during the second quarter and first two quarters of fiscal year 2004, respectively. These amounts included direct incremental costs of $1.1 million and $2.4 million, respectively, incurred for transition activities as a result of the Sony/Tektronix acquisition completed during the second quarter of fiscal year 2003. During the current quarter, the Company restructured the Japan pension plans (see Note 22 to the Condensed Consolidated Financial Statements) and recorded a net gain from the settlement of $36.7 million.  Direct incremental costs incurred for transition activities during the second quarter of the prior year were $1.8 million.  There were no acquisition related costs recorded in the first quarter of the prior fiscal year.

The net gain and costs are included in Acquisition related (credits)costs , net on the Condensed Consolidated Statements of Operations.

     Non-Operating Income / Expense

          Interest income for the second quarter of fiscal year 2004 and for the first two quarters of fiscal year 2004 decreased $2.1 million and $3.7 million, respectively, from the comparative prior year periods.  The decrease in interest income during these periods is due to a lower average balance of invested cash as well as lower yields on invested cash.

          Interest expense for the second quarter of fiscal year 2004 and for the first two quarters of fiscal year 2004 decreased $0.6 million and $1.5 million, respectively, from the comparative prior year periods.  The decrease in interest expense during these periods is due to a lower average balance of outstanding debt due to the Company’s retirement of $56.3 million of outstanding debt in the first quarter of fiscal year 2004 on the scheduled payment date of August 1, 2003.  This decrease was partially offset by increased borrowings at the Japan subsidiary.  For additional discussion of the Company’s borrowing activity please refer to the Financial Condition, Liquidity and Capital Resources section below.

          Other income (expense), net includes items such as rental income, miscellaneous fees and expenses.

     Income Taxes

          Income tax expense in the second quarter and first two quarters of fiscal year 2004 of $14.2 million and $18.6 million, respectively, were recorded at an effective tax rate of 28% compared to an effective tax rate of 35% for the first and second quarter of fiscal year 2003.  The income tax benefit of $3.2 million in the first two quarters of the prior fiscal year included a $12.5 million income tax benefit resulting from the settlement of the IRS audit of the Company’s fiscal year 1998, 1999 and 2000, offset in part by income tax expense of $9.3 million.  The decrease in the effective tax rate was due largely to operational changes expected to result in the potential utilization of foreign tax credits over the course of fiscal year 2004.  The effective tax rate is impacted by a variety of estimates, including the amount of income during fiscal year 2004 and the mix of that income between foreign and domestic sources.  To the extent the estimates of these and other amounts change, the effective tax rate may change accordingly.

     Discontinued Operations

          During the fourth quarter of fiscal year 2003, management of the Company approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly owned subsidiary of the Company.  Gage is located in Montreal, Canada and produces PC-based instruments products.  The divestiture of this entity is consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic.  This business has been accounted for as a discontinued operation in accordance with SFAS No. 144.  During the first quarter of fiscal year 2004, the Company sold the operations of Gage to a third party.   The Company recorded an after-tax loss of $0.1 and $1.0 million during the second quarter and first two quarters of the current fiscal year, respectively.

          Loss from discontinued operations in the second quarter and first two quarters of the current fiscal year includes an additional net loss from the sale of the optical parametric test business due to settlement of additional costs arising after the sale, which closed in the third quarter of fiscal year 2003.  Loss from discontinued operations in the second quarter and first two quarters of the prior fiscal year includes operating losses from Gage and the optical parametric test business, as well as operating losses from VideoTele.com, which was sold during the second quarter of fiscal year 2003.

     Net Earnings

          The Company recognized consolidated net earnings of $36.5 million for the second quarter of fiscal year 2004, which compared with $4.7 million for the first quarter of fiscal year 2003.  The current year increase was largely due to higher gross profit and the above described $36.7 million pension gain in Japan, offset by additional operating expenses from the consolidation of the Japan subsidiary and increased business realignment costs.

          For the first two quarters of fiscal year 2004, the Company recognized consolidated net earnings of $46.4 million, an increase from $24.5 million for the first two quarters of fiscal year 2003.  This increase was also largely due to higher gross profit and the pension gain in Japan, offset by additional operating expenses from the consolidation of the Japan subsidiary and higher business realignment costs.  In addition, the Company recognized a $12.5 million tax benefit in the first quarter of fiscal year 2003 that is discussed in the Income Taxes section above.

     Earnings Per Share

          The increase in earnings per share is a result of the increased net earnings discussed above, and to a lesser extent, decreased weighted average shares outstanding in the current year as a result of shares repurchased by the Company.

Financial Condition, Liquidity and Capital Resources

     Financial Condition

          The Company’s working capital was $272.7 million and $345.0 million at November 29, 2003 and May 31, 2003, respectively.  During the first two quarters of the current fiscal year, current assets decreased by $107.7 million, primarily from decreases of $14.7 million in cash and cash equivalents and $79.5 million in short-term marketable investments.  Significant changes in cash and cash equivalents are discussed under the Liquidity and Capital resources section below.  The decrease in short-term marketable investments was largely due to an increase of $51.2 million in the Company’s portfolio of long-term marketable investments to achieve higher interest yields.  Current liabilities decreased $35.4 million,  primarily from the repayment of $56.3 million of the Company’s 7.5% notes payable on August 1, 2003 offset by an increase of $11.4 million in accounts payable and accrued liabilities largely due to timing of manufacturing purchases at the end of the second quarter of fiscal year 2004 and an increase of $9.0 million in accrued compensation largely related to the accrual of fiscal year bonuses.  Assets and liabilities of discontinued operations were zero as of November 29, 2003 due to the sale of Gage during the first quarter of fiscal year 2004.

          Property, plant and equipment decreased $4.5 million during the first two quarters of fiscal year 2004. This was due primarily to depreciation expense of $13.8 million offset by capital expenditures of $9.2 million.

          During the first quarter of fiscal year 2004, the Company made a cash contribution of $30.0 million to the U.S. cash balance pension plan. This funding reduced Other long-term liabilities on the Condensed Consolidated Balance Sheet. Depending on the future market performance of the pension plan assets, the Company may make additional large cash contributions to the plan in the future.

          On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the first two quarters of fiscal year 2004, the Company repurchased 1.0 million shares totaling $22.6 million.  As of November 29, 2003, the Company had repurchased a total of 15.5 million shares at an average price of $21.88 per share totaling $339.1 million under this authorization.  The reacquired shares were immediately retired, as required under Oregon corporate law.

     Liquidity and Capital Resources

          As of November 29, 2003, the Company held $669.4 million in cash and cash equivalents and marketable investments (excluding corporate equity securities) a decrease of $43.0 million from the balance of $712.4 million at May 31, 2003. This decrease was primarily due to the repayment of $56.3 million of the Company’s 7.5% notes payable in the first quarter of fiscal year 2004 and repurchases of the Company’s common stock of $22.6 million during the first two quarters of fiscal year 2004, offset by cash provided by operating activities.  The Company’s operating activities provided net cash of $33.5 million during the first two quarters of 2004, which included the $30.0 million payment described above to fund the cash balance pension plan in the U.S during the first quarter. Net unrealized gains on marketable investments, excluding corporate equity securities, decreased by $8.2 million as a result of higher market yields as the Company’s marketable investments were primarily debt securities.

          At November 29, 2003, the Company maintained unsecured bank credit facilities totaling $139.8 million, of which $79.5 million was unused.  Concurrent with the close of the Sony/Tektronix acquisition on September 30, 2002, an agreement was entered into to borrow up to 9 billion Yen, or approximately $82.5 million at November 29, 2003, at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. This facility, which includes certain financial covenants for both the newly created Japan subsidiary and the Company, expires September 29, 2006.  This credit facility was used, in part, to fund a portion of the redemption of shares from Sony and the remainder is available for operating capital for this Japan subsidiary.  At November 29, 2003, $59.6 million had been borrowed by the Company under this facility.  In January 2004, the Company repaid 5.5 billion yen or approximately $50 million of the outstanding principal under this facility.  Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, potential acquisitions, capital expenditures and contractual obligations through fiscal year 2004.

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

          In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”) was issued by the FASB. SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporates many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and should be applied prospectively after that date. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003, without a material impact on the consolidated financial statements.

Risks and Uncertainties

          Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.  See “Forward-Looking Statements” at the beginning of this Item 2.

     Market Risk and Cyclical Downturns in the Markets in Which Tektronix Competes

          Tektronix’ business depends on capital expenditures of manufacturers in a wide range of industries, including the telecommunications, semiconductor, and computer industries.  Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment, including test and measurement equipment manufactured and marketed by Tektronix. In particular, the telecommunications industry, including but not limited to the optical segment, has experienced more dramatic declines than other industries.  In addition, the severity and length of a downturn may also affect overall access to capital, which could adversely affect the Company’s customers across many industries.  During periods of reduced and declining demand, Tektronix may need to rapidly align its cost structure with prevailing market conditions while at the same time motivating and retaining key employees. As discussed above in Item 2, the Company’s sales and orders have been affected by the downturn in its markets that began in the second half of fiscal year 2001.  The ultimate severity and duration of this downturn is unknown. No assurance can be given that Tektronix’ net sales and operating results will not be further adversely impacted by the recent or any future downturns or slowdowns in the rate of capital investment in these industries.

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

     Competition

          Tektronix competes with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies. Other competitors include Acterna Corporation, Anritsu, LeCroy Corporation, Spirent, Yokogawa and many other smaller companies. In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability and price. Some of the Company’s competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which Tektronix competes. The Company faces pricing pressures that may have an adverse impact on the Company’s earnings. If the Company is unable to compete effectively on these and other factors, it could have a material adverse affect on the Company’s results of operations, financial condition or cash flows.

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

     Intellectual Property Risks

          As a technology-based company, Tektronix’ success depends on developing and protecting its intellectual property. Tektronix relies generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of the Company’s products, however, is generally not patentable in its entirety. Tektronix also licenses intellectual property from third parties and relies on those parties to maintain and protect their technology. The Company cannot be certain that actions the Company takes to establish and protect proprietary rights will be adequate, particularly in countries (including China) where intellectual property rights are not highly developed or protected. If the Company is unable to adequately protect its technology, or if the Company is unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse affect on the Company’s results of operations, financial position or cash flows. From time to time in the usual course of business, the Company receives notices from third parties regarding intellectual property infringement or takes action against others with regard to intellectual property rights. Even where the Company is successful in defending or pursuing such claims, the Company may incur significant costs. In the event of a successful claim against the Company, Tektronix could lose its rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on the Company’s business.

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

     Possible Volatility of Stock Price

          The price of the Company’s common stock may be subject to wide, rapid fluctuations.  Such fluctuations may be due to factors specific to the Company, such as changes in operating results or changes in analysts’ estimates regarding earnings.  Fluctuations in the stock price may also be due to factors relating to the telecommunications, semiconductor, and computer industries or to the securities markets in general.  Fluctuations in stock prices have often been unrelated to the operating performance of the specific companies whose stocks are traded.  Shareholders should be willing to incur the risk of such fluctuations.

     Other Risk Factors

          Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or the Company’s business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of the Company’s sales are generated from orders received during each quarter, risks associated with the implementation of new information systems, including a planned third quarter implementation of an Oracle software-based manufacturing material and resource planning system; significant modifications to existing information systems, the susceptibility of assets in the Company’s pension plans to market risk and other risk factors.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

     Financial Market Risk

          The Company is exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.

          The Company maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less.  Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index.  An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% adverse change in interest rates as of November 29, 2003, would reduce the market value by $3.4 million, which would be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold.

          At November 29, 2003, the Company had no bond debt obligation.  The bond was retired on August 2, 2003.

          The Company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation, Tut Systems, Inc., and other companies. The Company has not entered into any hedging programs to mitigate equity price risk. In management’s opinion, an adverse change of 20% in the value of these securities would reduce the market value by $6.5 million, which would be reflected in Other comprehensive loss on the Consolidated Balance Sheets until sold.

          The Company is exposed to foreign currency exchange rate risk primarily through acquisitions and commitments denominated in foreign currencies. The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. The Company’s policy is to only enter into derivative transactions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk.  At November 29, 2003, the Company held forward foreign currency exchange contracts in Canadian Dollars with a notional amount totaling $3.2 million.  The potential loss in fair value at November 29, 2003, for such contracts resulting from a hypothetical 10% adverse change in applicable foreign currency exchange rates would be approximately $0.4 million.  This loss would be mitigated by corresponding gains on the underlying exposures.

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

(b) Reports on Form 8-K

On December 18, 2003, the Company filed a report on Form 8-K dated December 18, 2003 relating to the results of its second fiscal quarter ended November 29, 2003. Under the Form 8-K, the Company furnished (not filed) under Item 12 a press release relating to the results of its second fiscal quarter ended November 29, 2003 presented in accordance with GAAP, as well as related non-GAAP financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 9, 2004	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE

Colin L. Slade Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Exhibit Description

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.