Form 10-Q
period 2004-02-28
TEKTRONIX INC
filed 2004-04-12
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2004

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

Yes   ☒    No   ☐

AT MARCH 27, 2004 THERE WERE 84,632,501 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Consolidated Statements of Operations (Unaudited) - for the Fiscal Quarter ended February 28, 2004 and the Fiscal Quarter ended March 1, 2003 and	3
	for the Three Fiscal Quarters ended February 28, 2004 and the Three Fiscal Quarters ended March 1, 2003

	Condensed Consolidated Balance Sheets- as of February 28, 2004 (Unaudited) and as of May 31, 2003	4

	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the Three Fiscal Quarters ended February 28, 2004 and the Three Fiscal Quarters ended March 1, 2003	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	39

SIGNATURE		40

Item 1.	Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands, except per share amounts)	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Net sales	$243,506	$186,645	$662,865	$588,727
Cost of sales	102,326	87,177	290,740	289,634

Gross profit	141,180	99,468	372,125	299,093
Research and development expenses	32,772	26,416	93,277	74,660
Selling, general and administrative expenses	69,519	63,048	200,353	180,279
Equity in business venture’s loss	—	—	—	2,893
Business realignment costs	3,706	14,175	20,050	26,998
Acquisition related (credits) costs, net	(18,034)	795	(52,399)	2,627
Loss (gain) on sale of fixed assets	741	(82)	741	(588)

Operating income (loss)	52,476	(4,884)	110,103	12,224
Interest income	5,118	6,782	16,240	21,636
Interest expense	(198)	(1,221)	(1,981)	(4,550)
Other non-operating income (expense), net	7,177	(316)	6,718	(2,262)

Earnings before taxes	64,573	361	131,080	27,048
Income tax expense (benefit)	20,702	(686)	39,324	(3,845)

Net earnings from continuing operations	43,871	1,047	91,756	30,893
Loss from discontinued operations, net of income taxes	(258)	(3,123)	(1,780)	(8,458)

Net earnings (loss)	$43,613	$(2,076)	$89,976	$22,435

Earnings per share from continuing operations-basic	$0.52	$0.01	$1.08	$0.35
Earnings per share from continuing operations - diluted	0.50	0.01	1.06	0.35
Loss per share from discontinued operations-basic and diluted	0.00	(0.04)	(0.02)	(0.10)
Earnings (loss) per share – basic	0.51	(0.02)	1.06	0.26
Earnings (loss) per share – diluted	0.50	(0.02)	1.04	0.25
Weighted average shares outstanding – basic	84,921	86,750	84,724	87,826
Weighted average shares outstanding – diluted	87,682	86,945	86,676	88,071

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

(In thousands)	February 28, 2004 (Unaudited)	May 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$162,347	$190,387
Short-term marketable investments	59,133	106,369
Trade accounts receivable, net of allowance for doubtful accounts of $2,777 and $3,756, respectively	130,258	100,334
Inventories	94,752	92,868
Other current assets	55,554	83,816
Assets of discontinued operations	—	7,938

Total current assets	502,044	581,712
Property, plant and equipment, net	111,599	127,985
Long-term marketable investments	473,848	415,606
Deferred tax assets	131,001	144,134
Goodwill, net	80,735	73,736
Other long-term assets	41,972	41,537

Total assets	$1,341,199	$1,384,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$115,961	$101,753
Accrued compensation	76,469	58,193
Current portion of long-term debt	940	56,584
Deferred revenue	23,890	19,551
Liabilities of discontinued operations	—	651

Total current liabilities	217,260	236,732
Long-term debt	9,746	55,002
Other long-term liabilities	233,558	313,750
Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 85,061 and 84,844, respectively)	250,763	223,233
Retained earnings	760,334	707,191
Accumulated other comprehensive loss	(130,462)	(151,198)

Total shareholders’ equity	880,635	779,226

Total liabilities and shareholders’ equity	$1,341,199	$1,384,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three fiscal quarters ended

(In thousands)	February 28, 2004	March 1, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$89,976	$22,435
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations	1,780	8,458
Gain on Japan pension restructuring	(36,741)	—
Depreciation and amortization expense	20,998	26,167
Net (gain) loss on the disposition/impairment of assets	(18,721)	8,516
Net gain on sale of corporate equity securities	(7,293)	—
Bad debt expense	343	207
Tax benefit of stock option exercises	4,562	312
Deferred income taxes	(815)	(8,091)
Equity in business venture’s loss	—	2,893
Changes in operating assets and liabilities:
Accounts receivable	(29,493)	13,383
Inventories	(957)	29,864
Other current assets	15,869	2,624
Accounts payable and accrued liabilities	12,901	(47,813)
Accrued compensation	18,097	(9,840)
Deferred revenue	4,339	2,641
Cash funding for domestic pension plan	(30,000)	(15,000)
Other long-term assets and liabilities, net	15,491	1,833

Net cash provided by continuing operating activities	60,336	38,589
Net cash provided by (used in) discontinued operating activities	829	(5,057)

Net cash provided by operating activities	61,165	33,532
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in Sony/Tektronix acquisition	—	23,915
Acquisition of property, plant and equipment	(13,534)	(11,650)
Proceeds from the disposition of fixed assets	47,402	6,590
Proceeds from sale of corporate equity securities	9,530	—
Proceeds from sale of short-term and long-term available-for-sale securities	427,974	382,255
Purchases of short-term and long-term available-for-sale-securities	(443,450)	(414,063)

Net cash provided by (used in) investing activities	27,922	(12,953)
CASH FLOWS FINANCING ACTIVITIES
Repayment of long-term debt	(108,791)	(41,760)
Dividends paid	(6,780)	—
Proceeds from employee stock plans	26,771	7,076
Repurchase of common stock	(33,856)	(97,020)

Net cash used in financing activities	(122,656)	(131,704)
Effect of exchange rate changes on cash	5,529	5,293

Net decrease in cash and cash equivalents	(28,040)	(105,832)
Cash and cash equivalents at beginning of period	190,387	260,773

Cash and cash equivalents at end of period	$162,347	$154,941

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid (refunded), net	715	(2,404)
Interest paid	2,933	6,291
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired from Sony/Tektronix acquisition	—	159,308
Assumption of long-term debt from Sony/Tektronix acquisition	—	53,506
Assumption of other liabilities from Sony/Tektronix acquisition	—	89,877
Non-cash proceeds from sale of VideoTele.com	—	7,303

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.      The Company

          Tektronix, Inc. (“Tektronix” or the “Company”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; signal sources; communication test equipment, including mobile protocol test equipment, wireless field test and spectrum analysis equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States, and Other Americas, including Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, excluding Japan; and Japan.

2.      Financial Statement Presentation

          The condensed consolidated financial statements and notes thereto have been prepared by the Company without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company’s percentage of earnings included in Equity in business ventures’ loss on the Condensed Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings. The Company’s fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal year 2004 is 52 weeks, while fiscal year 2003 was 53 weeks.  Due to this convention, the first quarter of fiscal year 2004 was 13 weeks compared to the first quarter of fiscal year 2003, which was 14 weeks. The second and third quarters of fiscal year 2004 and the comparative prior year quarters each included 13 weeks.

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

          In April 2003, Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued by the Financial Accounting Standards Board (“FASB”). SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporates many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and has been applied prospectively after that date. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003, without a material effect on the Company’s consolidated financial statements.

          At the November 12–13, 2003 meeting, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures will be effective for the Company’s fiscal 2004 year-end financial statements.

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.”  SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are effective for the Company’s fiscal 2004 year-end financial statements and certain interim disclosures beginning with the first quarter of fiscal year 2005.

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

          Earnings per share for the fiscal periods ended February 28, 2004 and March 1, 2003 were as follows:

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands except per share amounts)	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Net earnings (loss)	$43,613	$(2,076)	$89,976	$22,435

Weighted average shares used for basic earnings per share	84,921	86,750	84,724	87,826
Effect of dilutive stock options	2,761	195	1,952	245

Weighted average shares used for dilutive earnings per share	87,682	86,945	86,676	88,071

Earnings (loss) per share - basic	$0.51	$(0.02)	$1.06	$0.26
Earnings (loss) per share - diluted	0.50	(0.02)	1.04	0.25

          Options to purchase an additional 4.0 million and 6.8 million shares of common stock were outstanding at February 28, 2004 and March 1, 2003, respectively, but were not included in the computation of diluted earnings per share because their effect would have been antidilutive.

          The Company accounts for stock options according to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized in the Company’s consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair values of options granted during the fiscal quarters ended February 28, 2004 and March 1, 2003 were $9.92 per share and $5.62 per share, respectively.  The weighted average estimated fair values of options granted during the three fiscal quarters ended February 28, 2004 and March 1, 2003 were $9.72 per share and $5.73 per share, respectively.

          The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands, except per share amounts)	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Net earnings (loss) as reported	$43,613	$(2,076)	$89,976	$22,435
Add: Stock compensation cost included in net earnings as reported, net of income taxes	140	166	322	367
Less: Stock compensation cost using the fair value alternative, net of income taxes	(4,705)	(4,542)	(14,366)	(13,646)

Pro forma net earnings (loss)	$39,048	$(6,452)	$75,932	$9,156

Basic earnings (loss) per share - as reported	$0.51	$(0.02)	$1.06	$0.26
Basic earnings (loss) per share - pro forma	0.46	(0.07)	0.90	0.10
Diluted earnings (loss) per share - as reported	$0.50	$(0.02)	$1.04	$0.25
Diluted earnings (loss) per share – pro forma	0.45	(0.07)	0.88	0.10

SFAS No. 123 Assumptions

          The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal periods ended February 28, 2004 and March 1, 2003:

	Fiscal quarter ended		Three fiscal quarters ended

	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Expected life in years	5.1	4.0	5.0	4.0
Risk-free interest rate	3.00%	2.95%	2.97%	3.01%
Volatility	31.44%	35.63%	31.46%	36.22%
Dividend yield	0.51%	0.00%	0.48%	0.00%

5.      Sony/Tektronix Redemption

          During the second quarter of fiscal year 2003, the Company acquired from Sony Corporation (“Sony”) its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan.  The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate (“TIBOR”). Sony/Tektronix used $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder was available for operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements.

Assets purchased and liabilities assumed as of the purchase date were as follows (in thousands):

Cash	$23,915
Accounts receivable	23,333
Inventory	15,476
Deferred tax asset	3,431
Property, plant and equipment	36,752
Goodwill	35,647
Intangible assets	2,200
Other long-term assets	42,469

Total assets	$183,223

Accounts payable and accrued liabilities	22,394
Accrued compensation	5,071
Long-term debt	53,506
Other long-term liabilities	62,412

Total liabilities	$143,383

          Pro forma summary results of operations of the Company after intercompany eliminations of the newly created Japan subsidiary as though the acquisition had been completed at the beginning of fiscal year 2003 were as follows:

(In thousands, except per share amounts)	Three fiscal quarters ended March 1, 2003

Net sales	$604,808
Net earnings	19,579
Earnings per share – diluted	$0.22

          During the third quarter and three quarters ended February 28, 2004, the Company incurred $1.2 million and $3.6 million, respectively, in costs specifically associated with integrating the operations of this subsidiary.  Costs incurred during the third quarter and three quarters ended March 1, 2003 were $0.8 million and $2.6 million, respectively.  These costs are included in Acquisition related (credits) costs, net on the Condensed Consolidated Statements of Operations.

          During the second quarter of fiscal year 2004, the Company restructured the Japan pension plans (see Note 22) and recorded a net gain from the settlement of $36.7 million.  During the third quarter of fiscal year 2004, the Company sold property located in Shinagawa, Japan, and recorded a net gain of $22.5 million.  Additionally during the third quarter of fiscal year 2004, the Company incurred an impairment loss of $3.1 million on assets located in Gotemba, Japan.  The sale and impairment are discussed in more detail in Note 11. These net gains and losses are included in Acquisition related (credits) costs, net on the Condensed Consolidated Statements of Operations.  After the sale of the property in Shinagawa, Japan described above, the Company repaid 5.5 billion yen or approximately $51.8 million of the outstanding principal on the TIBOR+1.75% debt facility during the third quarter of fiscal year 2004.

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

          The $60.0 million of contingencies relate to certain contingencies contained in the final sale agreement.  Specifically, the Company provided the purchaser certain price adjustment mechanisms, including a process for resolving disputes over the net assets included in the closing balance sheet and certain indemnifications and warranties for specific periods following the close of the transaction.  Subsequent to the close of the transaction, the Company and the purchaser entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date.  This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by the Company to the purchaser. This settlement directly reduced the amount of the previously established accrual.  In fiscal year 2002, the Company recorded a pre-tax gain on sale of $2.0 million in discontinued operations in the Consolidated Statements of Operations, which further reduced the amount of the previously established accrual.  During fiscal year 2003, the Company recognized a pre-tax gain on sale of $25.0 million, as a result of the resolution of certain of the purchase contingencies related to the sale.  Of the total $25.0 million pre-tax gain on sale, $20.0 million was recorded during the third quarter of fiscal year 2003 and was included in discontinued operations on the Condensed Consolidated Statements of Operations. Factors considered by the Company in determining when recognition of this contingency is appropriate include a) expiration of the related indemnity and warranty periods specified in the sale agreement; b) analysis of claims received under the indemnity and warranty provisions and c) the interactions with relevant parties regarding disputed matters. Other payments and adjustments during fiscal years 2001, 2002 and 2003 reduced the balance of the contingencies by $4.6 million.  As of May 31, 2003 and February 28, 2004, the balance of the contingencies on sale related to the CPID disposition was $10.4 million, a significant portion of which may take several years to resolve.  The Company continues to monitor the status of the CPID related contingencies based on information received.  If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies could be material to the financial statements.

7.      Discontinued Operations

          Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands)	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Loss on sale of VideoTele.com (less applicable income tax benefit of $13, $64, $16 and $274)	$(23)	$(118)	$(28)	$(508)
Loss from operations of VideoTele.com (less applicable income tax benefit of $0, $0, $0 and $1,413)	—	—	—	(2,624)
Loss on sale of optical parametric test business (less applicable income tax benefit of $25, $0, $114 and $0)	(47)	—	(213)	—
Loss from operations of optical parametric test business (less applicable income tax benefit of $0, $8,520, $0 and $9,295)	—	(15,824)	—	(17,264)
Loss on sale of Gage (less applicable income tax benefit of $101, $0, $616 and $0)	(188)	—	(1,145)	—
Loss from operations of Gage (less applicable income tax benefit of $0, $25, $212 and $500)	—	(181)	(394)	(1,062)
Gain on sale of Color Printing and Imaging (less applicable income tax expense of $0, $7,000, $0 and $7,000)	—	13,000	—	13,000

Loss from discontinued operations, net of tax	$(258)	$(3,123)	$(1,780)	$(8,458)

8.       Business Realignment Costs

          Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels.  Restructuring actions taken during the first three quarters of fiscal year 2004 and in fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions.  In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. The Company anticipates that the actions taken will result in reduced operating costs in future periods, primarily through reductions in labor costs. Management believes that the restructuring actions implemented in fiscal years 2002 and 2003 and during the first three quarters of fiscal year 2004 have resulted in the costs savings anticipated for those actions.

          Costs incurred during the third quarter of fiscal year 2004 primarily related to restructuring actions planned by the Company during fiscal year 2003 which were executed in the third quarter of fiscal year 2004.  Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States. The Company anticipates incurring additional business realignment costs during fiscal year 2004, as planned actions continue to be executed.

          Business realignment costs of $3.7 million in the third quarter of fiscal year 2004 included $3.6 million of severance related costs for 115 employees mostly located in the United States and Europe, $0.1 million for accumulated currency translation losses related to the substantial closure of a subsidiary in Australia and a surplus facility in China, and $0.1 million for accelerated depreciation of assets mostly in Europe, offset by $0.1 million of reversals for severance related to previously recorded business realignment actions.  For the first three fiscal quarters of fiscal year 2004, business realignment costs of $20.1 million included $14.6 million of severance related costs for 268 employees mostly located in Europe and the Americas, $3.6 million for accumulated currency translation losses mostly related to the substantial closure of the Company’s subsidiary in Brazil, $1.4 million for accelerated depreciation and write-down of assets largely in Europe, $1.1 million for contractual obligations for actions taken in fiscal year 2004 and 2003 largely in Europe and the Americas, offset by $0.6 million of reversals for severance and other costs related to previously recorded business realignment actions.  Expected future annual salary cost savings from actions taken in the first three quarters of fiscal year 2004 to reduce employee headcount is estimated to be $13.2 million.  At February 28, 2004, remaining liabilities of $6.1 million, $0.3 million and $0.3 million for employee severance and related benefits for actions taken in fiscal years 2004, 2003 and 2002, respectively, were maintained for 134, 3 and 4 employees, respectively.

          Activity for the above-described actions during the first three quarters of fiscal year 2004 was as follows:

(In thousands)	Balance May 31, 2003	Costs incurred	Cash payments	Non-cash adjustments	Balance February 28, 2004

Fiscal Year 2004 Actions:
Employee severance and related benefits	$—	$14,557	$(8,529)	$—	$6,028
Asset impairments	—	1,394	—	(1,394)	—
Contractual obligations	—	668	(636)	—	32
Accumulated currency translation loss	—	3,570	—	(3,570)	—

Total	—	20,189	(9,165)	(4,964)	6,060

Fiscal Year 2003 Actions:
Employee severance and related benefits	$5,394	$(686)	$(4,411)	$—	$297
Asset impairments	—	(50)	—	50	—
Contractual obligations	1,730	472	(986)	116	1,332

Total	7,124	(264)	(5,397)	166	1,629

Fiscal Year 2002 Actions:
Employee severance and related benefits	$494	$186	$(409)	$—	$271
Contractual obligations	434	(25)	(290)	—	119

Total	928	161	(699)	—	390

Other	—	(36)	(9)	45	—

Total of all actions	$8,052	$20,050	$(15,270)	$(4,753)	$8,079

9.      Marketable Investments

          Marketable investments are recorded at market value with the resulting gains and losses included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Realized gains and losses on sales of marketable investments were $0.7 million and $0.6 million, respectively, during the quarter ended February 28, 2004 and $2.4 million and $2.4 million, respectively, for the three quarters ended February 28, 2004.  Realized gains and losses on sales of marketable investments were $0.5 million and $0.8 million, respectively, during the quarter ended March 1, 2003 and $1.5 million and $1.8 million, respectively, for the three quarters ended March 1, 2003.

          Short-term marketable investments held at February 28, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$14,443	$205	$—	$14,648
Asset backed securities	29,403	97	(153)	29,347
Mortgage backed securities	12,889	27	(37)	12,879
U.S. Agency	2,246	13	—	2,259

Short-term marketable investments	$58,981	$342	$(190)	$59,133

          Long-term marketable investments held at February 28, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$111,939	$1,932	$(32)	$113,839
Asset backed securities	76,255	1,992	(63)	78,184
Mortgage backed securities	155,932	2,180	(157)	157,955
Federal agency notes and bonds	73,250	541	(115)	73,676
U.S. Treasuries	49,706	488	—	50,194

Long-term marketable investments	$467,082	$7,133	$(367)	$473,848

          Short-term marketable investments held at May 31, 2003 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$31,148	$418	$—	$31,566
Asset backed securities	40,078	471	(133)	40,416
Mortgage backed securities	5,614	91	(82)	5,623
Federal agency notes and bonds	28,335	429	—	28,764

Short-term marketable investments	$105,175	$1,409	$(215)	$106,369

          Long-term marketable investments held at May 31, 2003 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Market value

Corporate notes and bonds	$91,712	$2,181	$—	$93,893
Asset backed securities	56,633	2,725	(12)	59,346
Mortgage backed securities	143,378	2,574	(49)	145,903
Federal agency notes and bonds	78,643	1,798	—	80,441
U.S. Treasuries	35,044	979	—	36,023

Long-term marketable investments	$405,410	$10,257	$(61)	$415,606

          Contractual maturities of long-term marketable investments at February 28, 2004 will be as follows:

Amortized cost basis

After 1 year through 5 years	$311,150
Mortgage backed securities	155,932

$467,082

          Investments in corporate equity securities are classified as available-for-sale and reported at fair market value on the Consolidated Balance Sheets and are included in Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains at February 28, 2004 and May 31, 2003 were as follows:

(In thousands)	February 28, 2004	May 31, 2003

Unamortized cost basis of corporate equity securities	$6,178	$8,384
Gross unrealized holding gains	20,177	7,707

Fair value of corporate equity securities	$26,355	$16,091

          During the third quarter of fiscal year 2004, the Company sold 400,000 shares of common stock of Merix Corporation (“Merix”) in connection with a public offering by Merix. Net proceeds from the sale were $9.5 million, which resulted in a net realized gain of $7.3 million.

10.     Inventories

          Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for obsolete or slow-moving items. Inventories consisted of the following:

(In thousands)	February 28, 2004	May 31, 2003

Materials	$9,336	$4,314
Work in process	38,543	35,637
Finished goods	46,873	52,917

Inventories	$94,752	$92,868

11.     Other Current Assets

          Other current assets consisted of the following:

(In thousands)	February 28, 2004	May 31, 2003

Held-for-sale assets	$16,448	$29,601
Current deferred tax asset	23,561	23,457
Prepaid expenses	8,467	6,514
Other receivables	5,994	8,289
Income taxes receivable	—	15,303
Other current assets	1,083	618
Notes receivable	1	34

Other current assets	$55,554	$83,816

          Total held-for-sale assets include buildings and land located in Gotemba, Japan, which were acquired in the Sony/Tektronix redemption in fiscal year 2003, and a facility located in Nevada City, California. During the quarter, the Company announced a plan to transfer manufacturing operations conducted in Japan to other facilities and to market the land and buildings located in Gotemba, Japan. As such, these assets have been reclassified as held-for-sale.  The impact of foreign currency translation increased held-for-sale assets in Gotemba and Shinagawa, Japan by $1.8 million during the first three quarters of fiscal year 2004.  Management of the Company anticipates that the Gotemba, Japan assets and the Nevada City facility will be sold within one year.

Impairment of Property in Gotemba, Japan

          During the third quarter of fiscal year 2004, the Company reduced the net book value of the assets in its manufacturing facility in Gotemba, Japan, of $11.6 million to the estimated fair market value of $8.5 million, net of estimated selling costs, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result, an impairment loss of $3.1 million was recorded during the third quarter of fiscal year 2004 and is included in Acquisition related (credits) costs, net in the Consolidated Statements of Operations.

Sale of Property in Shinagawa, Japan

          During the third quarter of fiscal year 2004, the Company sold property classified as held-for-sale located in Shinagawa, Japan for 5.2 billion yen or approximately $47.2 million, resulting in net proceeds of $46.0 million and the recognition of a net gain of $22.5 million which is included in Acquisition related (credits) costs, net in the Consolidated Statements of Operations. The net book value of these assets was $23.5 million.

12.     Property, Plant and Equipment, Net

          Property, plant and equipment, net consisted of the following:

(In thousands)	February 28, 2004	May 31, 2003

Land	$698	$6,935
Buildings	136,336	153,615
Machinery and equipment	261,802	268,960
Accumulated depreciation and amortization	(287,237)	(301,525)

Property, plant and equipment, net	$111,599	$127,985

          During the third quarter of fiscal year 2004, the Company reclassified approximately $11.6 million of property and equipment at net book value located in Gotemba, Japan, to assets held-for-sale, which are included in Other current assets on the Consolidated Balance Sheets. As discussed in Note 11, the Company recognized an impairment loss of $3.1 million to reduce the net book value of assets to estimated fair value of $8.5 million, which was net of estimated selling costs.

13.     Goodwill, Net

          The Company accounts for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs.

          Changes in goodwill, net during the three fiscal quarters ended February 28, 2004 were as follows:

Balance at May 31, 2003	$73,736
Currency translation	6,999

Balance at February 28, 2004	$80,735

14.     Other Long-Term Assets

          Other long-term assets consisted of the following:

(In thousands)	February 28, 2004	May 31, 2003

Corporate equity securities	$26,355	$16,091
Notes, contracts and leases	10,627	9,370
Pension asset	—	9,280
Other intangibles, net	4,836	6,639
Other assets	154	157

Other long-term assets	$41,972	$41,537

          The pension asset represented an intangible asset of the Japan subsidiary.  This asset was written off during the second quarter of fiscal year 2004 in conjunction with the settlement and curtailment of the pension plan in Japan as discussed in Note 22.

15.     Long-Term Debt

          The Company’s long-term debt consisted of the following:

(In thousands)	February 28, 2004	May 31, 2003

TIBOR+1.75% facility due September 29, 2006, interest at 1.85% on February 28, 2004	$9,152	$54,393
7.5% notes payable, repaid on August 1, 2003	—	56,300
Other long-term agreements	1,534	893
Current portion	(940)	(56,584)

Long-term debt	$9,746	$55,002

          After the sale of the property in Shinagawa, Japan described above, the Company repaid 5.5 billion yen or approximately $51.8 million of the outstanding principal on the TIBOR+1.75% debt facility during the third quarter of fiscal year 2004.

          The TIBOR+1.75% debt facility agreement requires the Company to comply with certain financial covenants measured on tangible net worth and certain financial ratios.  This agreement also contains a cross default clause which could trigger acceleration of outstanding debt should the Company default on other financial indebtedness, as defined in the agreement.  The Company was in compliance with its debt covenants as of February 28, 2004.

          At February 28, 2004, the Company maintained unsecured bank credit facilities of $142.1 million, of which $132.3 million is available for future drawdowns.

16.     Other Long-Term Liabilities

          Other long-term liabilities consisted of the following:

(In thousands)	February 28, 2004	May 31, 2003

Pension liability	$200,686	$279,162
Postretirement benefits	14,767	17,568
Deferred compensation	10,534	9,943
Other	7,571	7,077

Other long-term liabilities	$233,558	$313,750

          During the first quarter of fiscal year 2004, the Company made a cash payment of $30.0 million to the U.S. cash balance pension plan.  As discussed in Note 22, the Company restructured its pension plan in Japan in the second quarter of fiscal year 2004. As a result, the Company settled its liability for the existing defined benefit pension plans resulting in a net reduction in pension liability of $51.7 million during the second quarter of fiscal year 2004.

17.     Shareholders’ Equity

          Activity in shareholders’ equity for the first three quarters of fiscal year 2004 was as follows:

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total

(In thousands)	Shares	Amount

Balance, May 31, 2003	84,844	$223,233	$707,191	$(151,198)	$779,226
Net earnings			89,976		89,976
Dividends declared and paid			(6,780)		(6,780)
Shares issued from employee stock plans	1,598	31,333			31,333
Shares repurchased	(1,381)	(3,803)	(30,053)		(33,856)
Currency translation adjustment, net of income taxes				14,651	14,651
Unrealized gain on available-for-sale securities, net of income taxes				4,879	4,879
Additional minimum pension liability, net of income taxes				1,206	1,206

Balance, February 28, 2004	85,061	$250,763	$760,334	$(130,462)	$880,635

          On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the first three quarters of fiscal year 2004, the Company repurchased 1.4 million shares totaling $33.9 million.  As of February 28, 2004, the Company had repurchased a total of 15.9 million shares at an average price of $22.09 per share totaling $350.3 million under this authorization. The reacquired shares were immediately retired as required under Oregon corporate law.

          Comprehensive income and its components, net of tax, are as follows:

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands)	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Net earnings (loss)	$43,613	$(2,076)	$89,976	$22,435
Other comprehensive income:
Currency translation adjustment, net of taxes of $3,512, $4,769, $9,368 and $11,491 respectively	5,493	7,153	14,651	17,273
Unrealized (loss) gain on available-for-sale securities, net of taxes of ($107), ($281), $3,120 and ($926), respectively	(167)	(421)	4,879	(1,389)
Additional minimum pension liability, net of taxes of ($516), ($1,137), $1,356 and ($3,837), respectively	(1,169)	(2,117)	1,206	(6,989)

Total comprehensive income	$47,770	$2,539	$110,712	$31,330

          Accumulated other comprehensive loss consisted of the following:

(In thousands)	Foreign currency translation	Unrealized holding gains on available-for- sale securities	Additional minimum pension liability	Accumulated other comprehensive loss

Balance, May 31, 2003	$24,710	$11,764	$(187,672)	$(151,198)
First quarter activity	(5,496)	(2,440)	419	(7,517)
Second quarter activity	14,654	7,485	1,957	24,096
Third quarter activity	5,493	(167)	(1,169)	4,157

Balance, February 28, 2004	$39,361	$16,642	$(186,465)	$(130,462)

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

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands)	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Consolidated net sales to external customers by region:
Americas
United States	$94,142	$69,776	$273,595	$254,707
Other Americas	7,419	4,800	19,999	15,601
Europe	60,524	44,810	140,727	130,205
Pacific	43,805	35,647	123,705	118,773
Japan	37,616	31,612	104,839	69,441

Net sales	$243,506	$186,645	$662,865	$588,727

19.     Other Non-Operating Income (Expense), Net

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands)	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003

Gain on sale of corporate equity securities	$7,293	$—	$7,293	$—
Gain on disposition of financial assets	231	143	132	278
Currency (losses) gains	(176)	(340)	313	(5)
Other expense	(171)	(119)	(1,020)	(2,535)

Other non-operating income (expense), net	$7,177	$(316)	$6,718	$(2,262)

          During the third quarter of fiscal year 2004, the Company recorded a net gain of $7.3 million in conjunction with the sale of 400,000 shares of common stock of Merix, which is described in more detail in Note 9.

          Other expense includes items such as rental income, miscellaneous fees and expenses.

20.     Product Warranty Accrual

          The Company’s product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

          Changes in the product warranty accrual during the three fiscal quarters ended February 28, 2004 were as follows (in thousands):

Balance, May 31, 2003	$8,689
Payments made	(7,849)
Provision for warranty expense	8,172

Balance, February 28, 2004	$9,012

21.     Contingencies

          As of February 28, 2004, the Company had $20.5 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet, which included $10.4 million of contingencies relating to the sale of CPID as discussed in Note 6, $3.9 million for environmental exposures and $6.2 million for other contingent liabilities.  It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to the Company’s consolidated financial statements.

          The $3.9 million for environmental exposure is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at the Company’s Beaverton, Oregon campus.  The Company established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations.  Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.  Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range.  These costs are estimated to be incurred over the next several years.

          The remaining $6.2 million includes amounts related to intellectual property and employment issues, as well as amounts related to dispositions of assets other than CPID.  If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

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

(In thousands)	Defined benefit plans	Defined contribution plan	Total

Reduction (increase) in pension liability, net	$55,583	$(3,891)	$51,692
Write-off of pension asset for unrecognized prior service cost	(9,566)		(9,566)
Reduction in minimum pension charge in other comprehensive loss	(3,126)		(3,126)
Deferred income taxes on minimum pension charge	(2,259)		(2,259)

Net pension curtailment and settlement gain	$40,632	$(3,891)	$36,741

          In addition to the initial funding of $3.9 million for the new defined contribution plan noted above, the Company recorded a $17.3 million pension liability during the second quarter of fiscal year 2004 for future funding of the new defined contribution plan.  Annual installments, which are to be made over an eight-year period, began in February 2004.

23.     Subsequent Event

          Declaration of Dividends

          On March 18, 2004, the Board of Directors declared a quarterly cash dividend of $0.04 per share.  The dividend is payable on April 26, 2004 to shareholders of record at the close of business on April 9, 2004.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

          Statements and information included in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including anticipated additional business realignment costs, cost reduction actions and the expected impact of the discontinuation of the Company’s distribution agreement with Rohde and Schwarz, and expectations regarding the stabilization of our markets.  The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts.  All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements.  It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section at the end of this Management’s Discussion.

General

          Tektronix manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing and advanced technologies. Revenue is derived principally through the development and marketing of a broad range of products including: oscilloscopes; logic analyzers; signal sources; communication test equipment, including mobile protocol test equipment, wireless field test and spectrum analysis equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States, and Other Americas, including Mexico, Canada and South America; Europe, including the Middle East and Africa; the Pacific, excluding Japan; and Japan.

Sony/Tektronix Redemption

          During the second quarter of fiscal year 2003, the Company acquired from Sony Corporation (“Sony”) its 50% interest in Sony/Tektronix Corporation (“Sony/Tektronix”) through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan.  The Company accounted for its investment in Sony/Tektronix under the equity method prior to this redemption. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate (“TIBOR”). Sony/Tektronix used $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder was available for operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements.

          During the third quarter and three quarters ended February 28, 2004, the Company incurred $1.2 million and $3.6 million, respectively, in costs specifically associated with integrating the operations of this subsidiary.  Costs incurred during the third quarter and three quarters ended March 1, 2003 were $0.8 and $2.6 million, respectively.  These costs are included in Acquisition related (credits) costs, net on the Condensed Consolidated Statements of Operations.

          During the second quarter ended November 29, 2003, the Company restructured the Japan pension plans (see Note 22) and recorded a net gain from the restructuring of $36.7 million.  During the third quarter of fiscal year 2004, the Company sold property located in Shinagawa, Japan, and recorded a net gain of $22.5 million.  Additionally during the third quarter of fiscal year 2004, the Company incurred an impairment loss of $3.1 million on assets held for sale located in Gotemba, Japan.  The sale and impairment are discussed in more detail in Note 11. These net gains and losses are included in Acquisition related (credits) costs, net on the Condensed Consolidated Statements of Operations.  After the sale of the property in Shinagawa, Japan described above, the Company repaid 5.5 billion yen or approximately $51.8 million of the outstanding principal on the TIBOR+1.75% debt facility during the third quarter of fiscal year 2004.

Business Realignment Costs

          Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels.  Restructuring actions taken during the first three quarters of fiscal year 2004 and in fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions.  In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. The Company anticipates that the actions taken will result in reduced operating costs in future periods, primarily through reductions in labor costs. Management believes that the restructuring actions implemented in fiscal years 2002 and 2003 and during the first three quarters of fiscal year 2004 have resulted in the costs savings anticipated for those actions.

          Costs incurred during the third quarter of fiscal year 2004 primarily related to restructuring actions planned by the Company during fiscal year 2003 which were executed in the third quarter of fiscal year 2004.  Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States.  The Company anticipates incurring additional business realignment costs during fiscal year 2004, as planned actions continue to be executed.

          Business realignment costs of $3.7 million in the third quarter of fiscal year 2004 included $3.6 million of severance related costs for 115 employees mostly located in the United States and Europe, $0.1 million for accumulated currency translation losses related to the substantial closure of a subsidiary in Australia and a surplus facility in China, and $0.1 million for accelerated depreciation of assets mostly in Europe, offset by $0.1 million of reversals for severance related to previously recorded business realignment actions.  For the first three fiscal quarters of fiscal year 2004, business realignment costs of $20.1 million included $14.6 million of severance related costs for 268 employees mostly located in Europe and the Americas, $3.6 million for accumulated currency translation losses mostly related to the substantial closure of the Company’s subsidiary in Brazil, $1.4 million for accelerated depreciation and write-down of assets largely in Europe, $1.1 million for contractual obligations for actions taken in fiscal year 2004 and 2003 largely in Europe and the Americas, offset by $0.6 million of reversals for severance and other costs related to previously recorded business realignment actions.  Expected future annual salary cost savings from actions taken in the first three quarters of fiscal year 2004 to reduce employee headcount is estimated to be $13.2 million.  At February 28, 2004, remaining liabilities of $6.1 million, $0.3 million and $0.3 million for employee severance and related benefits for actions taken in fiscal years 2004, 2003 and 2002, respectively, were maintained for 134, 3 and 4 employees, respectively.

          Activity for the above-described actions during the first three quarters of fiscal year 2004 was as follows:

(In thousands)	Balance May 31, 2003	Costs incurred	Cash payments	Non-cash adjustments	Balance February 28, 2004

Fiscal Year 2004 Actions:
Employee severance and related benefits	$—	$14,557	$(8,529)	$—	$6,028
Asset impairments	—	1,394	—	(1,394)	—
Contractual obligations	—	668	(636)	—	32
Accumulated currency translation loss	—	3,570	—	(3,570)	—

Total	—	20,189	(9,165)	(4,964)	6,060

Fiscal Year 2003 Actions:
Employee severance and related benefits	$5,394	$(686)	$(4,411)	$—	$297
Asset impairments	—	(50)	—	50	—
Contractual obligations	1,730	472	(986)	116	1,332

Total	7,124	(264)	(5,397)	166	1,629

Fiscal Year 2002 Actions:
Employee severance and related benefits	$494	$186	$(409)	$—	$271
Contractual obligations	434	(25)	(290)	—	119

Total	928	161	(699)	—	390

Other	—	(36)	(9)	45	—

Total of all actions	$8,052	$20,050	$(15,270)	$(4,753)	$8,079

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

     Contingencies

          The Company is subject to claims and litigation concerning intellectual property, environmental and employment issues, and settlement of contingencies related to prior dispositions of assets.  Accruals have been established based upon management’s best estimate of the ultimate outcome of these matters. The Company reviews the status of its claims, litigation and other contingencies on a regular basis and adjustments are made as information becomes available.  As of February 28, 2004, the Company had $20.5 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheet, which included $10.4 million of contingencies relating to the sale of CPID, $3.9 million for environmental exposures and $6.2 million for other contingent liabilities.  It is reasonably possible that management’s estimates of contingencies could change in the near term and that such changes could be material to the Company’s consolidated financial statements.

          At the time of the sale of CPID on January 1, 2000, the Company recorded contingencies of $60.0 million.  The $60.0 million of contingencies relate to certain contingencies contained in the final sale agreement.  Specifically, the Company provided the purchaser certain price adjustment mechanisms, including a process for resolving disputes over the net assets included in the closing balance sheet and certain indemnifications and warranties for specific periods following the close of the transaction.  Subsequent to the close of the transaction, the Company and the purchaser entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date.  This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by the Company to the purchaser. This settlement directly reduced the amount of the previously established accrual. In fiscal year 2002, the Company recorded a pre-tax gain on sale of $2.0 million in discontinued operations in the Consolidated Statements of Operations, which further reduced the amount of the previously established accrual.  During fiscal year 2003, the Company recognized a pre-tax gain on sale of $25.0 million in discontinued operations in the Consolidated Statements of Operations, as a result of the resolution of certain of the purchase contingencies related to the sale.  Factors considered by the Company in determining when recognition of this contingency is appropriate include a) expiration of the related indemnity and warranty periods specified in the sale agreement; b) analysis of claims received under the indemnity and warranty provisions and c) the interactions with relevant parties regarding disputed matters. Other payments and adjustments during fiscal years 2001, 2002 and 2003 reduced the balance of the contingencies by $4.6 million.  As of May 31, 2003 and February 28, 2004, the balance of the contingencies related to the CPID disposition was $10.4 million, a significant portion of which may take several years to resolve.  The Company continues to monitor the status of the CPID related contingencies based on information received.  If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies could be material to the financial statements.

          Included in contingent liabilities is $3.9 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at the Company’s Beaverton, Oregon campus.  The Company established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations.  Costs for tank removal and cleanup were incurred in fiscal year 2001.  Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.  Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range.  These costs are estimated to be incurred over the next several years.  If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

          The remaining $6.2 million of contingency accruals include amounts related to intellectual property and employment issues, as well as contingencies related to dispositions of assets other than CPID.  If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

     Intangible assets

          The Company accounts for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs.  As of February 28, 2004, the Company had $80.7 million of goodwill, net recorded on the Condensed Consolidated Balance Sheet.

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

          For intangible assets with definite useful lives, the Company amortizes the cost over the estimated useful lives and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As of February 28, 2004, the Company had $4.8 million of non-goodwill intangible assets recorded in

Other long-term assets, which includes patents and licenses for certain technology. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to impair these assets. The impairment would be based on the estimated discounted cash flow associated with each asset.  An impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

     Inventories

          Inventories are stated at the lower of cost or market. Cost is determined based on currently-adjusted standard costs, which approximates actual cost on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in-process, finished goods and demonstration equipment of $94.8 million as of February 28, 2004.  The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items. These write-downs reduce the inventory value of these obsolete or slow-moving items to their net realizable value.  Such estimates are difficult to make under the current economic conditions.  The write-down is based on current and forecasted demand. Therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required.  In addition, excessive amounts of used equipment in the marketplace can negatively impact the net realizable value of the Company’s demonstration equipment.  If actual market conditions are different than anticipated, the Company may incur additional charges for impairment of inventory in the period in which more information becomes available.  The Company recorded charges for inventory obsolescence of approximately $1.3 million and $2.8 million, respectively, during the third quarter and first three quarters of fiscal year 2004.

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

(In thousands)	Defined benefit plans	Defined contribution plan	Total

Reduction (increase) in pension liability, net	$55,583	$(3,891)	$51,692
Write-off of pension asset for unrecognized prior service cost	(9,566)		(9,566)
Reduction in minimum pension charge in other comprehensive loss	(3,126)		(3,126)
Deferred income taxes on minimum pension charge	(2,259)		(2,259)

Net pension curtailment and settlement gain	$40,632	$(3,891)	$36,741

          In addition to the initial funding of $3.9 million for the new defined contribution plan noted above, the Company recorded a $17.3 million pension liability during the second quarter of fiscal year 2004 for future funding of the new defined contribution plan.  Annual installments, which are to be made over an eight-year period, began in February 2004.

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

          The Company applies the long-term rate of return on plan assets assumption to a market related value of plan assets to estimate income recognized by the pension plan assets.  This income from return on pension assets is a component of net periodic pension cost.  Periodic pension costs primarily include the interest cost on participants’ accumulated benefits, service cost for benefits earned during the period and the amortization of unrecognized gains and losses.  In prior periods, the income recognized on plan assets has exceeded the periodic pension costs, thereby resulting in net pension income being recognized by the Company.  The amount of income recognized is affected by the rate of return assumption employed and the amount of plan assets that the return assumption is applied to.  The amount of net pension income recognized by the Company has declined from prior periods due primarily to the Company beginning to amortize previously unrecognized losses on the decline in value of plan assets, decline in the return on plan assets assumption employed by the Company, reduction in the market related value of the plan assets, and increased pension costs due to a decrease in the discount rate used to calculate pension benefits (see discount rate discussion below).  In prior periods, net periodic pension income recognized by the Company has differed materially from the actual experience of the plan assets and liabilities.  As of May 31, 2003, the last measurement date, the Company had recorded an unrecognized loss of $187.7 million, net of income taxes of $117.5 million as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheet as a result of the additional minimum pension liability discussed below. To the extent this unrecognized loss is not offset by future unrecognized gains, there may be a reduction in net income over future periods to recognize these amounts.

          Excluding the pension related to the newly acquired Japan subsidiary, the Company’s estimated long-term rate of return on plan assets for fiscal year 2004 is approximately 8.6%.  A one percent change in the estimated long-term rate of return on plan assets will result in a change in operating income of $5.8 million for fiscal year 2004.  Net pension expense, excluding the Japan pension plans, was $0.3 million for the third quarter of fiscal year 2004 and $0.9 million for the first three quarters of fiscal year 2004, which includes the effect of the recognition of the assumed return on plan assets and amortization of a portion of the unrecognized loss noted above.

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

          In connection with the Sony/Tektronix acquisition, the Company assumed the net pension liability of the Japan subsidiary.  The estimated return on plan assets assumed for this plan was 6.6%.  Pension expense was $0.1 million for the third quarter of fiscal year 2004 and $2.7 million for the first three quarters of fiscal year 2004.  This net expense is based on estimates, in the same manner discussed for the above plans.  As explained above, these plans were substantially terminated through settlement and curtailment on September 30, 2003.

     Income Taxes

          The Company is subject to taxation from federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and is based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The Company maintains reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.   Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing.  Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are frequently reviewed for their adequacy and appropriateness. As of February 28, 2004, the Company was subject to income tax audits for fiscal years 2001, 2002 and 2003.  The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense (benefit) in the Consolidated Statement of Operations in the period of the event.

          Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of February 28, 2004, the Company had established a valuation allowance against deferred tax assets, primarily foreign tax credit carryforwards. The Company has not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets, including those related to Tektronix Japan.

RESULTS OF OPERATIONS

	Fiscal quarter ended				Three fiscal quarters ended

(In millions, except per share amounts)	Feb. 28 2004	Mar. 1 2003	$ Change	% Change	Feb. 28 2004	Mar. 1 2003	$ Change	% Change

Product orders:
U.S.	$73.0	$65.4	$7.6	12%	$255.9	$217.8	$38.1	17%
International	140.2	112.4	27.8	25%	391.0	328.0	63.0	19%

	213.2	177.8	35.4	20%	646.9	545.8	101.1	19%
Net sales:
U.S.	94.1	69.8	24.3	35%	273.6	254.7	18.9	7%
International	149.4	116.8	32.6	28%	389.3	334.0	55.3	17%

	243.5	186.6	56.9	30%	662.9	588.7	74.2	13%
Cost of sales	102.3	87.1	15.2	17%	290.7	289.6	1.1	0%

Gross profit	141.2	99.5	41.7	42%	372.2	299.1	73.1	24%
Gross margin	58.0%	53.3%			56.1%	50.8%
Research and development expenses	32.8	26.4	6.4	24%	93.3	74.7	18.6	25%
Selling, general and administrative expenses	69.5	63.0	6.5	10%	200.4	180.3	20.1	11%
Equity in business venture’s loss	—	—	—		—	2.9	(2.9)	(100)%
Business realignment costs	3.7	14.2	(10.5)	(74)%	20.1	27.0	(6.9)	(26)%
Acquisition related (credits) costs, net	(18.0)	0.8	(18.8)	>(100)%	(52.4)	2.6	(55.0)	>(100)%
Loss (gain) on sale of fixed assets	0.7	—	0.7	>100%	0.7	(0.6)	1.3	>(100)%

Operating income (loss)	52.5	(4.9)	57.4	>100%	110.1	12.2	97.9	>100%
Interest income	5.1	6.8	(1.7)	(25)%	16.2	21.6	(5.4)	(25)%
Interest expense	(0.2)	(1.2)	1.0	(83)%	(1.9)	(4.5)	2.6	(58)%
Other non-operating income (expense), net	7.2	(0.3)	7.5	>(100)%	6.7	(2.2)	8.9	>(100)%

Earnings before taxes	64.6	0.4	64.2	>100%	131.1	27.1	104.0	>100%
Income tax expense (benefit)	20.7	(0.6)	21.3	>(100)%	39.3	(3.8)	43.1	>(100)%

Net earnings from continuing operations	43.9	1.0	42.9	>100%	91.8	30.9	60.9	>100%
Loss from discontinued operations, net of income taxes	(0.3)	(3.1)	2.8	(90)%	(1.8)	(8.5)	6.7	(79)%

Net earnings (loss)	$43.6	$(2.1)	$45.7	>(100)%	$90.0	$22.4	$67.6	>100%

Earnings per share from continuing operations
- basic	$0.52	$0.01	$0.51	>100%	$1.08	$0.35	$0.73	>100%
Earnings per share from continuing operations
- diluted	0.50	0.01	0.49	>100%	1.06	0.35	0.71	>100%
Loss per share from discontinued operations
- basic and diluted	—	(0.04)	0.04	(100)%	(0.02)	(0.10)	0.08	(80)%
Earnings (loss) per share - basic	0.51	(0.02)	0.53	>(100)%	1.06	0.26	0.80	>100%
Earnings (loss) per share - diluted	0.50	(0.02)	0.52	>(100)%	1.04	0.25	0.79	>100%

Third Quarter and First Three Quarters of Fiscal Year 2004 Compared with the Third Quarter and First Three Quarters of Fiscal Year 2003

     Economic Conditions

          Beginning in the second half of fiscal year 2001, and continuing through fiscal year 2002, economic conditions had a significant negative impact on many markets into which the Company sold products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing.  During fiscal year 2003, these economic conditions continued to affect many of the markets into which the Company sells products, although the impact was less severe than in prior years and certain markets appeared to begin to stabilize towards the end of that fiscal year.  From a geographical perspective, the Company began to see the economic environment stabilize in the United States and Japan.  The stabilization of certain markets that began at the end of fiscal year 2003 continued into fiscal year 2004.  During fiscal year 2004, the Company has continued to see elements of a phased recovery of its end markets, with growth across all regions and most product lines for the three quarters ended February 28, 2004. There can be no assurance that the Company’s underlying end markets will continue to improve or that the recent increased levels of business activity will continue as a trend into the future.

          In response to the reduced level of orders and associated sales during fiscal years 2002 and 2003, the Company incurred significant business realignment costs during fiscal years 2002 and 2003. The Company continued to incur business realignment costs during the first three quarters of fiscal year 2004 to further reduce the Company’s cost structure in order to provide an amount of operating income that management believed was appropriate at the current sales levels.  Many of the costs incurred during the first three quarters of fiscal year 2004 were associated with actions that were identified during the prior fiscal year, but for which sufficient action had not yet been taken to support the recognition of the associated expense.  Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States.  The Company anticipates incurring additional business realignment costs during fiscal year 2004, as planned actions continue to be executed.

          Fiscal year 2004 includes 52 weeks, while fiscal year 2003 included 53 weeks.  Due to this convention, the first quarter of fiscal year 2004 was 13 weeks compared to the first quarter of fiscal year 2003, which was 14 weeks. The second and third quarters of fiscal year 2004 and the comparative prior year quarters each include 13 weeks.  In addition, the Sony/Tek redemption was effective on September 30, 2002.  Accordingly, the Company did not consolidate the results of the Japan subsidiary during the first quarter of the prior fiscal year, and consolidated only two months of the second quarter of the prior fiscal year.  For the remainder of fiscal year 2003 and during the current fiscal year, the results of the Japan subsidiary were consolidated in all months.  As a result, balances for the first three quarters of fiscal year 2004 in the Condensed Consolidated Statements of Operations are higher due in part to the consolidation of more operating periods.

     Discontinuation of Rohde and Schwarz Distribution Agreement

          On March 18, 2004, the Company announced the discontinuation of an existing distribution agreement with Rohde and Schwarz, under which the Company served as the exclusive distributor for Rohde and Schwarz’ communication test products in the United States and Canada.  The discontinuation of this distribution agreement is effective June 1, 2004.  The Company has served in this distribution role for Rohde and Schwarz since October 1993. During the first three quarters of fiscal year 2004 and 2003, the Company generated revenue of $58.5 million and $43.8 million, respectively, from Rhode and Schwarz distributed products. As the Company is merely a distributor of these products, the corresponding sales generate lower gross margins compared to sales of products manufactured by the Company. During the first three quarters of fiscal year 2004 and 2003, gross margins on these distribution sales were 22% and 26%, respectively.  The Company incurs selling, general and administrative expenses in connection with its efforts to distribute these products.  For fiscal years 2004 and 2003, distribution of these products has resulted in a nominal loss on a fully allocated basis. As a result of the discontinuation of this distribution agreement, the Company anticipates reducing and redirecting selling, general and administrative resources in response to the related reduction in gross profit.

     Product Orders

          Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded.  During the third quarter of fiscal year 2004, product orders increased $35.4 million or 20% from the prior year’s third quarter.  For the first three quarters of fiscal year 2004 product orders increased $101.1 million or 19% over the first three quarters of the prior fiscal year. The growth in product orders was primarily driven by strength in the overall markets, demonstrated by year over year growth in all of the Company’s product categories and geographical regions.  Additional factors included good response to new products, the favorable impact of foreign currency exchange rate changes, and the consolidation of four more months of results from the Company’s Japan subsidiary during the three quarters of fiscal year 2004 as compared with the same period in the prior year.  During the quarter and three quarters ended February 28, 2004, the Company generated product orders of $21.5 million and $60.3 million, respectively, from distribution of Rhode and Schwarz products.  As noted above, the Company will discontinue acting as the distributor of these products in the United States and Canada effective June 1, 2004.

     Net Sales

          Consolidated net sales for the third quarter of fiscal year 2004 increased $56.9 million, or 30%, over the same quarter in the previous year.  Sales for the first three quarters of fiscal year 2004 increased $74.2 million, or 13%, over the same period in the prior year.   During the third quarter of fiscal year 2004 and the first three quarters of fiscal year 2004, international net sales increased 28% and 17%, respectively, over the comparable periods in the prior year, while net sales in the United States increased 35% and 7%, respectively.  The increase in net sales was primarily due to increased product orders during the second and third quarter of fiscal year 2004 and the related reductions in product backlog in the current quarter.  The significant increases in the Company’s international geographies were primarily from Europe and Japan, which were the result of both increased sales activity in those regions as well as the consolidation of the Japan subsidiary for more periods in the current year than in the prior year.  Please refer to the discussion on Japan product orders above.

          Product backlog decreased approximately $18.1 million during the third quarter of fiscal year 2004, resulting in ending product backlog of $129.3 million as of February 28, 2004. During the three quarters of fiscal year 2004, product backlog increased approximately $21.4 million from $107.9 million as of May 31, 2003.  Ending product backlog as of February 28, 2004 was approximately 7.6 weeks of product sales.  Product backlog levels are affected by the timing of product orders received within the quarter.  The Company maintains a general target for product backlog levels of 6 to 8 week of product sales.

          The geographical distribution of sales is ultimately directly correlated to the geographical distribution of orders.  However, as the Company increases or decreases the level of product backlog, this direct correlation may vary between quarters.

          During the quarter and three quarters ended February 28, 2004, the Company had product sales of  $25.0 million and $58.5 million, respectively, from distribution of Rhode and Schwarz products. As noted above, the Company will discontinue acting as the distributor of these products in the United States and Canada effective June 1, 2004.

     Gross Profit and Gross Margin

          Gross profit for the third quarter of fiscal year 2004 was $141.2 million, an increase of $41.7 million from gross profit of $99.5 million in the prior year third quarter.  Gross profit for the first three quarters of fiscal year 2004 was $372.2 million, an increase of $73.1 million from gross profit of $299.1 million in the first three quarters of the prior year.  The increase in gross profit is primarily attributable to an increase in sales volume during the current third quarter and three quarters over the same periods in the prior fiscal year.

          Gross margin for the third quarter of fiscal year 2004 was 58.0%, an increase of 4.7 points over the prior year third quarter.  Gross margin for the first three quarters of fiscal year 2004 was 56.1%, an increase of 5.3 points over the first three quarters of the prior year.  The majority of this increase was from an overall increase in sales volume over a partially fixed manufacturing cost structure, and to a lesser extent, a favorable mix of higher margin products shipped during the first three quarters of fiscal year 2004.  Also contributing to the year over year increase was the positive impact of the Company’s explicit program to increase gross margin, as well as the impact of consolidating four more months of the Japan operations in the first three fiscal quarters of the current fiscal year compared to the same period in the prior year.

          During the quarter and three quarters ended February 28, 2004, gross margins on sales of distributed Rhode and Schwarz products were 21% and 22%, respectively.  As noted above, the Company will discontinue acting as the distributor of these products in the United States and Canada effective June 1, 2004.

     Operating Expenses

          In the current fiscal year, operating expenses include research and development expenses, selling general and administrative expenses, business realignment costs, net acquisition related credits and costs and net gains and losses from the sale of fixed assets.  In prior years, operating expenses included the Company’s portion of the income or loss of Sony/Tektronix, which is now a wholly owned subsidiary of the Company.  Each of these categories of operating expenses is discussed further below.  Although a portion of operating expenses is variable, much is fixed in nature and is subject to increase due to inflation and annual labor cost increases.  Additionally, the Company must continue to invest in the development of new products and the infrastructure to market and sell those products.  Accordingly, as the Company makes cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases discussed above.

          Research and development expenses increased $6.4 million to $32.8 million during the third quarter of fiscal year 2004 as compared with the prior year comparable period.  This increase was primarily attributable to higher labor related expense mainly associated with increased incentives and elevated levels of spending on new product development. The Company is continuously investing in the development of new products and technologies, and the timing of costs varies depending on where the Company is in the development process.  Research and development expenses increased $18.6 million to $93.3 million for the first three quarters of fiscal year 2004 as compared with the prior year comparable period.  This increase was due to the same factors that have contributed to the year over year increase for the third quarter, as well as the impact of consolidating four more months of the Japan operations in the first three fiscal quarters of the current fiscal year as compared with the same period in the prior year.  As the Company is a distributor of Rhode and Schwarz product, there is no research and development expense associated with these products.

          Selling, general and administrative expenses increased $6.5 million in the third quarter of the current fiscal year as compared with the same quarter in the prior year.  This increase was primarily attributable to increased labor related expense associated with higher sales commissions, incentives and annual salary increases. These increases were partially offset by the favorable impact of cost reduction actions. Selling, general and administrative expenses increased $20.1 million for the first three quarters of the current fiscal year as compared with the same period in the prior year. This year-over-year increase is the net result of increased compensation expenses and the impact of consolidating more periods of the Company’s Japan operations in the current fiscal year, partially offset by cost reduction actions.

          As noted above, the Company incurs selling, general and administrative expenses to distribute Rhode and Schwarz produced product.  These costs include direct expenses to market and sell these products as well as the allocation of corporate overhead. Upon discontinuation of this distribution agreement, the Company anticipates reducing and redirecting selling, general and administrative expenses in response to the related reduction in gross profit.

          Equity in business venture’s loss in the first three quarters of fiscal year 2003 represented the Company’s 50% share of net loss from Sony/Tektronix.  The Company completed the acquisition of Sony/Tektronix in the second quarter of fiscal year 2003 and results subsequent to the acquisition date have been consolidated in the operating results of the Company.

          Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include severance restructuring actions and impairment of assets resulting from reduced business levels.  Restructuring actions taken during the first three quarters of fiscal year 2004 and in fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to economic conditions, which had a negative impact on markets into which the Company sells its products.

          Business realignment costs of $3.7 million in the third quarter of fiscal year 2004 included $3.6 million of severance related costs for 115 employees mostly located in the United States and Europe, $0.1 million for accumulated currency translation losses related to the substantial closure of the Company’s subsidiary in Australia and a surplus facility in China, and $0.1 million for accelerated depreciation of assets mostly in Europe, offset by $0.1 million of reversals for severance related to previously recorded business realignment actions.

          For the first three fiscal quarters of fiscal year 2004, business realignment costs of $20.1 million included $14.6 million of severance related costs for 268 employees mostly located in Europe and the Americas, $3.6 million for accumulated currency translation losses mostly related to the substantial closure of the Company’s subsidiary in Brazil, $1.4 million for accelerated depreciation and write-down of assets largely in Europe, $1.1 million for contractual obligations for actions taken in fiscal year 2004 and 2003 largely in Europe and the Americas, offset by $0.6 million of reversals for severance and other costs related to previously recorded business realignment actions. See the Business Realignment Costs section of the Management’s Discussion and Analysis for further information on these charges.

          The Company incurred acquisition related credits, net of $18.0 million during the third quarter of fiscal year 2004. The majority of this was due to the net gain of $22.5 million recorded during the current quarter in conjunction with the sale of the property located in Shinagawa, Japan, offset in part by the $3.1 million impairment loss on held-for-sale assets in Gotemba, Japan, also recorded during the third quarter of the current fiscal year. These are described in more detail in Note 11 to the Condensed Consolidated Financial Statements. Also included in acquisition related credits, net during the third quarter of the current fiscal year were transition costs of $1.2 million associated with the Japan acquisition which was completed in the second quarter of fiscal year 2003. Transition costs for the third quarter of fiscal year 2003 were $0.8 million.

          For the first three quarters of fiscal year 2004, acquisition related credits, net were $52.4 million and were primarily the result of the $22.5 million net gain and $3.1 million loss recorded during the third quarter of fiscal year 2004 as explained above, as well as a net gain of $36.7 million recorded during the second quarter of the current fiscal year from restructuring the Japan pension plans (see Note 22 to the Condensed Consolidated Financial Statements). Transition costs for the first three quarters of fiscal year 2004 were $3.6 million. Transition costs incurred during the first three quarters of fiscal year 2003 were $2.6 million.

     Non-Operating Income / Expense

          Interest income for the third quarter of fiscal year 2004 and for the first three quarters of fiscal year 2004 decreased $1.7 million and $5.4 million, respectively, from the comparative prior year periods.  The decrease in interest income during these periods is due to a lower average balance of invested cash as well as lower yields on the cash.

          Interest expense for the third quarter of fiscal year 2004 and for the first three quarters of fiscal year 2004 decreased $1.0 million and $2.6 million, respectively, from the comparative prior year periods.  The decrease in interest expense during these periods is due to a lower average balance of outstanding debt due to the Company’s retirement of $56.3 million of outstanding debt in the first quarter of fiscal year 2004 on the scheduled payment date of August 1, 2003. In addition, the Company repaid 5.5 billion yen or approximately $51.8 million of the outstanding principal on the TIBOR+1.75%

debt facility during the third quarter of fiscal year 2004. For additional discussion of the Company’s borrowing activity please refer to the Financial Condition, Liquidity and Capital Resources section below.

          Other non-operating income (expense), net of $7.2 million and $6.7 million during the third quarter and the first three quarters of fiscal year 2004, respectively, include a net realized gain of $7.3 million recorded during the third quarter of the current fiscal year in conjunction with the sale of 400,000 shares of common stock of Merix Corporation as discussed further in Note 9 to the Condensed Consolidated Financial Statements.

     Income Taxes

          Income tax expense of $20.7 million in the third quarter of fiscal year 2004 includes $1.3 million to increase the year-to-date impact effective tax rate from 28% to 30% due to significantly higher than planned pre-tax earnings experienced during the first three quarters of the current year, which will result in higher than planned pre-tax earnings for the full fiscal year.  Because the estimated tax benefits that have allowed the Company to record a lower effective tax rate are essentially fixed in nature, the overall rate increase occurs when there is a significant increase in estimated pre-tax earnings.  Income tax benefit of $0.6 million in the third quarter of fiscal year 2003 includes a credit of $0.8 million to decrease the year-to-date effective tax rate from 35% to 32%.  This decrease in the estimated effective tax rate for fiscal year 2003 resulted from the implementation of certain operational changes that were consistent with the Company’s tax planning strategies resulting in the potential utilization of foreign tax credits over the course of fiscal year 2003.

          Income tax expense in the first three quarters of fiscal year 2004 of $39.3 million was recorded at an effective tax rate of 30%.  The income tax benefit of $3.8 million in the first three quarters of the prior fiscal year included a $12.5 million income tax benefit resulting from the settlement of the IRS audit of the Company’s fiscal year 1998, 1999 and 2000, offset in part by income tax expense of $8.7 million which was recorded at an effective tax rate of 32%.  The decrease in the effective tax rate during the current fiscal year was due largely to operational changes expected to result in the potential utilization of foreign tax credits over the course of the current fiscal year.  The effective tax rate is impacted by a variety of estimates, including the amount of income during fiscal year 2004 and the mix of that income between foreign and domestic sources.  To the extent the estimates of these and other amounts change, the effective tax rate may change accordingly.

     Discontinued Operations

          During the fourth quarter of fiscal year 2003, management of the Company approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly owned subsidiary of the Company.  Gage is located in Montreal, Canada and produces PC-based instruments products.  The divestiture of this entity is consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic.  This business has been accounted for as a discontinued operation in accordance with SFAS No. 144.  During the first quarter of fiscal year 2004, the Company sold the operations of Gage to a third party.   The Company recorded an after-tax loss of $0.2 million and $1.1 million during the third quarter and first three quarters of the current fiscal year, respectively.

          Loss from discontinued operations in the third quarter and first three quarters of the current fiscal year includes an additional net loss from the sale of the optical parametric test business due to settlement of additional costs arising after the sale, which closed in the third quarter of fiscal year 2003.  Loss from discontinued operations in the second quarter and first two quarters of the prior fiscal year includes operating losses from Gage and the optical parametric test business, as well as operating losses from VideoTele.com, which was sold during the second quarter of fiscal year 2003. Offsetting these losses in the prior fiscal year is a $13.0 million gain resulting from resolution of certain estimated liabilities related to the sale of the Company’s Color Printing and Imaging Division, which is discussed in more detail in Note 6.

     Net Earnings (Loss)

          The Company recognized consolidated net earnings of $43.6 million for the third quarter of fiscal year 2004, which compared with a net loss of $2.1 million for the third quarter of fiscal year 2003.  The current year increase was largely due to overall increased sales, higher gross profit and the $22.5 million gain from the sale of property in Japan, and decreased business realignment costs.

          For the first three quarters of fiscal year 2004, the Company recognized consolidated net earnings of $90.0 million, an increase of $67.6 from $22.4 million for the first three quarters of fiscal year 2003.  This increase was also largely due to factors impacting the quarter over quarter increase discussed above, as well as the $36.7 million pension gain in Japan recorded during the second quarter of the current fiscal year.  These increases were partially offset by additional operating expenses from the consolidation of the Japan subsidiary.  In addition, the Company recognized a $12.5 million tax benefit in the first quarter of fiscal year 2003 that is discussed in the Income Taxes section above.

     Earnings (Loss) Per Share

          The increase in earnings per share is a result of the increased net earnings discussed above, and to a lesser extent, decreased weighted average shares outstanding in the current year as a result of shares repurchased by the Company.

Financial Condition, Liquidity and Capital Resources

     Financial Condition

          The Company’s working capital was $284.8 million and $345.0 million at February 28, 2004 and May 31, 2003, respectively.  During the first three quarters of the current fiscal year, current assets decreased by $79.7 million, largely from decreases of $28.0 million in cash and cash equivalents and $47.2 million in short-term marketable investments, offset by an increase of $29.9 million in accounts receivable.  Significant changes in cash and cash equivalents are discussed under the Liquidity and Capital resources section below.  The decrease in short-term marketable investments was largely due to an increase of $58.2 million in the Company’s portfolio of long-term marketable investments to achieve higher interest yields. The increase in accounts receivable was due to the timing of shipments at the end of the third quarter of the current fiscal year. Other current assets decreased by $28.2 million, primarily from the sale of property classified as held-for-sale located in Shinagawa, Japan in the third quarter of fiscal year 2004 and a decrease in income taxes receivable largely due to the provision for income taxes during the first three quarters of fiscal year 2004, offset by the classification of property located in Gotemba, Japan to held-for-sale in the third quarter of fiscal year 2004. Current liabilities decreased $19.5 million, primarily from the repayment of $56.3 million of the Company’s 7.5% notes payable on August 1, 2003 offset by an increase of $14.2 million in accounts payable and accrued liabilities largely due to timing of manufacturing purchases at the end of the third quarter of fiscal year 2004 and an increase of $18.3 million in accrued compensation largely related to the accrual of fiscal year bonuses.  Assets and liabilities of discontinued operations were zero as of February 28, 2004 due to the sale of Gage during the first quarter of fiscal year 2004.

          Property, plant and equipment decreased $16.4 million during the first three quarters of fiscal year 2004. Decreases from depreciation expense of $20.4 million and the reclassification of $11.3 million of assets held for sale in Gotemba, Japan to Other current assets were partially offset by increases from capital expenditures of $13.5 million.

          During the first quarter of fiscal year 2004, the Company made a cash contribution of $30.0 million to the U.S. cash balance pension plan. This funding reduced Other long-term liabilities on the Condensed Consolidated Balance Sheet. Depending on the future market performance of the pension plan assets, the Company may make additional large cash contributions to the plan in the future. As discussed in Note 22, the Company restructured its pension plan in Japan in the second quarter of fiscal year 2004. As a result, the Company settled its liability for the existing defined benefit pension plans resulting in a non-cash net reduction in pension liability of $51.7 million during the second quarter of fiscal year 2004.

          On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. During the first three quarters of fiscal year 2004, the Company repurchased 1.4 million shares totaling $33.9 million.  As of February 28, 2004, the Company had repurchased a total of 15.9 million shares at an average price of $22.09 per share totaling $350.3 million under this authorization.  The reacquired shares were immediately retired, as required under Oregon corporate law.

     Liquidity and Capital Resources

          As of February 28, 2004, the Company held $695.3 million in cash and cash equivalents and marketable investments (excluding corporate equity securities), a decrease of $17.1 million from the balance of $712.4 million at May 31, 2003. This decrease was primarily due to the repayment of $56.3 million of the Company’s 7.5% notes payable in the first quarter of fiscal year 2004, repayment of $51.8 million of bank debt in Japan, repurchases of the Company’s common stock of $33.9 million, capital expenditures of $13.5 million and dividends paid of $6.8 million during the first three quarters of fiscal year 2004, offset by cash provided by operating activities of $61.2 million, proceeds from employee stock plans of $26.8 million and sales of fixed assets of $47.4 million, primarily from proceeds from the sale of property in Japan. Additionally, the sale of shares of Merix Corporation stock during the current quarter provided cash proceeds of $9.5 million. Cash provided by operating activities for the three quarters ended February 28, 2004 included the $30.0 million cash payment described above to fund the cash balance pension plan in the U.S during the first quarter.

          At February 28, 2004, the Company maintained unsecured bank credit facilities totaling $142.1 million, of which $132.3 million was unused. Concurrent with the Sony/Tektronix acquisition on September 30, 2002, an agreement was entered into to borrow up to 9 billion Yen, or approximately $84.8 million at February 28, 2004, at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. This facility, which includes certain financial covenants for both the Japan subsidiary and the Company, expires September 29, 2006.  This credit facility was used, in part, to fund a portion of the redemption of shares from Sony and the remainder was available for operating capital for this Japan subsidiary. During the third quarter of fiscal year 2004, the Company repaid 5.5 billion yen or approximately $51.8 million of the outstanding principal. Cash on hand, cash flows from operating activities and current borrowing capacity is expected to be sufficient to fund operations, potential acquisitions, capital expenditures and contractual obligations through fiscal year 2004.

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

          In April 2003, Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”) was issued by the FASB. SFAS No. 149 amends SFAS No. 133 to clarify the definition of a derivative and incorporates many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and has been applied prospectively after that date. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003, without a material impact on the Company’s consolidated financial statements.

          At the November 12–13, 2003 meeting, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The consensus on quantitative and qualitative disclosures will be effective for the Company’s fiscal 2004 year-end financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.”  SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are effective for the Company’s fiscal 2004 year-end financial statements and certain interim disclosures beginning with the first quarter of fiscal year 2005.

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

     Supplier Risks

          The Company’s manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. The Company periodically experiences constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. There is increased risk of supplier constraints in periods where the Company is increasing production volume to meet customer demands. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect the Company’s future operating results.  In addition, the Company uses certain sole sourced components, which are integral to a variety of products.  Disruption in key sole sourced suppliers could have a significant adverse effect on the Company’s results of operations.

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

     Discontinuation of Rohde and Schwarz Distribution Agreement

          The Company will no longer distribute Rohde and Schwarz’ products after June 1, 2004.  Discontinuation of this distribution agreement will result in the loss of the associated revenue and gross profit. While the Company anticipates implementing specific actions to offset the associated decrease in gross profit by reducing and redirecting certain costs, there is a risk that these targeted actions will not be achieved or that it may take longer to achieve these actions than originally anticipated or involve additional risks that were not foreseen by the Company.

     Other Risk Factors

          Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or the Company’s business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of the Company’s sales are generated from orders received during each quarter, risks associated with the implementation of new information systems, including the implementation of an Oracle software-based manufacturing material and resource planning system in the current quarter; significant modifications to existing information systems, the susceptibility of assets in the Company’s pension plans to market risk and other risk factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Financial Market Risk

          The Company is exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.

          The Company maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less.  Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index.  An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of February 28, 2004 would reduce the market value by $0.1 million, which would be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold.

          At February 28, 2004, the Company had no bond indebtedness.  The bonds were retired on August 2, 2003.

          The Company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation, Tut Systems, Inc., and other companies. The Company has not entered into any hedging programs to mitigate equity price risk. In management’s opinion, an adverse change of 20% in the value of these securities would reduce the market value by $5.3 million, which would be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold.

          The Company is exposed to foreign currency exchange rate risk primarily through acquisitions and commitments denominated in foreign currencies. The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. The Company’s policy is to only enter into derivative transactions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk.  At February 28, 2004, the Company held forward foreign currency exchange contracts in Euros with a notional amount totaling $0.9 million.  The potential loss in fair value at February 28, 2004, for such contracts resulting from a hypothetical 10% adverse change in applicable foreign currency exchange rates would be approximately $0.1 million.  This loss would be mitigated by corresponding gains on the underlying exposures.

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

On March 18, 2004, the Company filed a report on Form 8-K dated March 18, 2004 relating to the results of its third fiscal quarter ended February 28, 2004. Under the Form 8-K, the Company furnished (not filed) under Item 12 a press release relating to the results of its third fiscal quarter ended February 28, 2004 presented in accordance with GAAP, as well as related non-GAAP financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 12, 2004	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE

Colin L. Slade
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Exhibit Description

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.