Form 10-K
period 2004-05-29
TEKTRONIX INC
filed 2004-08-12
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

|X|	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended May 29, 2004, or

|_|	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number 1-04837

TEKTRONIX, INC.
(Exact name of Registrant as specified in its charter)

Oregon	93-0343990
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14200 S.W. Karl Braun Drive Beaverton, Oregon	97077
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:
(503) 627-7111

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, without par value	New York Stock Exchange

Series B No Par Preferred Shares Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]  No [  ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2.3 billion at November 29, 2003, the Registrant’s most recently completed second fiscal quarter.

At July 19, 2004 there were 84,195,933 Common Shares of the Registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated
Registrant’s Proxy Statement dated August 19, 2004	Part III

TEKTRONIX, INC.

Forward-Looking Statements

Statements and information included in this Annual Report on Form 10-K by Tektronix, Inc. (“Tektronix” or the “Company”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Annual Report on Form 10-K include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality, seasonality and growth in the markets the Company sells into, strategic direction, expenditures in research and development, future effective tax rate, new product introductions, changes to manufacturing processes, liquidity position, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, financial results including sales, earnings per share and gross margins, obligations under the Company’s retirement benefit plans, savings from business realignment programs, the integration of Inet Technologies, Inc. and the existence or length of an economic recovery. These forward-looking statements involve risks and uncertainties. The Company may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.    Business.

General

Tektronix, Inc. (“Tektronix” or the “Company”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, advanced and pervasive technologies. Revenue is derived principally through the development, manufacturing and marketing of a broad range of products including: oscilloscopes; logic analyzers; signal sources; communication test equipment, including mobile protocol test, wireless field test and spectrum analysis equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States and Other Americas, which includes Mexico, Canada and South America; Europe, which includes Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea and Singapore; and Japan.

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

Tektronix is an Oregon corporation organized in 1946. It is headquartered in Beaverton, Oregon, and conducts operations worldwide through wholly-owned subsidiaries. See Item 1—“Business—Geographic Areas of Operations.” References herein to “Tektronix” or the “Company” are to Tektronix, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

The Company’s common stock is listed on the New York Stock Exchange under the symbol TEK. See Item 5—“Market for the Registrant’s Common Equity and Related Stockholder Matters.”

The Company’s website is www.tektronix.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”) available to the public free of charge through its website as soon as reasonably practicable after making such filings. The Company’s Corporate Governance Guidelines, Business Practices Guidelines, Code of Ethics for Financial Managers, Hiring Guidelines for Independent Auditor Employees and the charters of the Company’s Audit Committee, Nominating and Corporate Governance Committee and Organization and Compensation Committee are also available on the Company’s website. Copies of these documents will be mailed to any shareholder, free of charge, upon request. Requests should be directed to: Manager, Investor Relations, Tektronix, Inc., 14200 SW Karl Braun Drive, M/S 55-544, Beaverton, OR 97077-0001. Any amendment to, or waiver from, a provision of the Company’s Business Practices Guidelines or Code of Ethics for Financial Managers that applies to the Company’s Chief Executive Officer, principal financial officer, principal accounting officer or controller will be disclosed on the Company’s website.

Based on third party research for calendar year 2003, the overall test and measurement market is an $8.8 billion market, divided into three major market categories; automated test equipment (“ATE”), communications test, and general purpose test. ATE is primarily focused on manufacturing test for the semiconductor and circuit board industries. The communications test category is focused on the development of application-specific test equipment targeted at communication equipment manufacturers and network operators. The general purpose test category is focused on products that meet the needs of a broad set of customer applications and needs. Tektronix’ products primarily address the needs of the general purpose and communications test market categories.

Within these market categories, Tektronix focuses its efforts on developing products for the computing, communications and the underlying semiconductor markets. By focusing its efforts on the core technology drivers within these markets, the Company believes it will also develop products and expertise to meet the needs of many other markets, including broadcast, education, government, military/aerospace, research, automotive and consumer electronics.

Tektronix’ strategy is to focus its efforts on specific product categories where it can grow and maintain a market leadership position, and “win one product category at a time”. This includes growing market share in core product categories where the Company already has a strong market position, leveraging existing strengths into adjacent product categories, and focusing on targeted markets, applications and regions. The product categories where the Company believes it has a strong existing market position include oscilloscopes, logic analyzers, video test and mobile protocol test equipment. Areas where the Company is focusing its efforts to develop a strong market position include signal sources and selected radio frequency test products. Additional growth initiatives are targeted at the consumer, government and education markets, and on serial data, power, video software and conformance test applications. Finally, the Company is investing in geographic growth in China, Japan, and Eastern Europe.

To accomplish this strategy, Tektronix invests a significant amount of resources in internal product development, where it has a long history of successful product and technology innovation. In addition, the Company may pursue strategic acquisitions to gain access to technology, products or markets. Finally, Tektronix will leverage its strong industry brand, customer relationships, manufacturing excellence and global distribution channel to enable it to be successful in these markets.

The electronics industry continues to be very competitive, both in the United States and abroad. The Company faces competition from one broad-line competitor, Agilent Technologies, which competes with Tektronix in multiple product categories, and a number of companies in specialized areas of other test and measurement products. These competitors include Acterna Corporation, Anritsu Corporation, LeCroy Corporation, Rohde & Schwarz, Spirent PLC, Yokogawa Electric Corporation and many others. In addition, Tektronix competes with a number of large, worldwide electronics firms that manufacture specialized equipment for the television industry with respect to its television test and measurement products. Primary competitive factors include product performance, technology, product availability and price, and customer service. Tektronix believes that its reputation in the marketplace is a significant positive competitive factor.

Products

Tektronix has provided high quality test and measurement equipment and service for more than 55 years. Test and measurement products include a broad range of instruments designed to allow a scientist, engineer or technician to view, measure, analyze and test electrical circuits, optical circuits, mechanical motion, sound or radio waves. Because of their wide range of capabilities, Tektronix’ products are used in a variety of applications, including design, manufacturing, deployment, monitoring and service for customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics. This includes products that allow the communications and video industries to reliably, accurately and repeatedly test the communications and video services provided to their customers.

Oscilloscopes. Based on third party and Tektronix market research, Tektronix is the recognized market leader in sales of oscilloscopes, the primary general purpose electronic debug tool for engineers, scientists, and technicians in design, manufacturing test, quality control, field service and repair applications. Oscilloscopes are used when an electrical signal needs to be viewed, measured, analyzed, tested or verified. They are used across a wide range of industries to observe, measure, verify and characterize the physical characteristics of electrical and optical signals.

Oscilloscopes are also used to verify compliance to communication standards in design and manufacturing, to validate computer components and systems, to quantify the behavior of high-energy physics applications and to troubleshoot complex design problems and failures in a broad range of applications.

Tektronix’ strategy is to maintain its performance oscilloscope leadership position, to deliver market leading signal fidelity (which enables designers to capture and accurately view high-speed signals), to cover the market by offering oscilloscopes at most price/performance levels, and to introduce new classes of oscilloscopes that take its market leading technologies and apply them to complex issues in specific applications.

Third party and Tektronix market research indicates that Tektronix is the world’s largest manufacturer of oscilloscopes, with no single competitor offering as complete a product line. Primary competitors in this category are Agilent Technologies and LeCroy Corporation, and many smaller regional competitors.

Logic Analyzers. Tektronix is a leading supplier of logic analyzer and related accessories, based on third party and Tektronix market research. Logic analyzers are debug tools used by design engineers to capture, display and analyze streams of digital data that occur simultaneously over many channels. Logic analyzers provide timing and state analysis, real-time trace of processors, buses and high-level source code execution, performance analysis, digital stimulus and digital signal quality analysis.

Logic analyzers are used by developers in the semiconductor, computer, communication equipment, consumer electronics, military/aerospace, industrial control, automotive, and other industries to verify, debug, validate, characterize and optimize the electronic devices, products and systems they develop.

Tektronix has operated in the logic analyzer product business for many years and has a strategy to provide performance leadership and technical innovation by leveraging its leadership and expertise in high-speed ASIC designs, signal acquisition technologies, support for leading microprocessors and by leveraging Microsoft’s Windows environment. The Tektronix TLA series of logic analyzers command a strong market position. The Company’s primary competitor in this category is Agilent Technologies.

Video Test Products. Tektronix is the leading supplier of test and measurement equipment to traditional TV broadcasters and content providers, based on third party and Tektronix market research. Tektronix equipment is used to ensure delivery of the best possible video experience to the viewer, whether through traditional analog television, or through digital terrestrial, satellite, cable or broadband services.

Product offerings include waveform monitors, MPEG test products, and video signal generators. These products are used in video content production, video transmission and distribution and video equipment design and manufacturing.

Tektronix’ strategy is to leverage its leadership position in traditional video applications to provide tools that enable the quality control and management of video content as it is created, manipulated, and transmitted through any communications network.

Tektronix competes with a number of large, worldwide electronics firms that manufacture specialized equipment for the television industry, as well as many regional and local competitors. These competitors include Rohde & Schwarz, VideoTek, Inc. and Leader Instruments Corporation.

Network Monitoring and Protocol Test. Network Monitoring and Protocol test tools are used by network equipment manufacturers and operators to test network elements within a communications network. Due to the growing complexities involving multiple technologies and services in latest generation mobile networks offering voice and data services, the requirements for testing elements in operation are changing constantly. Tektronix offers test tools that support the latest communication protocol variant and allow measurements with a variety of network interfaces. Using Tektronix’ high performance analysis hardware, even the most complex measurements can be conducted in real-time, a key feature to maximize an engineer’s productivity.

Tektronix’ strategy has primarily focused on leveraging its expertise and industry leading library of mobile protocols to strengthen its leadership position in functional test and verification during the development and integration of mobile network elements, to develop new classes of products to meet customer needs and to expand its position in related network monitoring applications.

Tektronix’ primary competitors in this market include Agilent Technologies, Catapult Communications, Nethawk Oyj and in-house providers.

On June 29, 2004, Tektronix and Inet Technologies, Inc. (“Inet”) entered into a definitive agreement for Tektronix to acquire Inet. Inet is a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next generation networks, including 2.5G and 3G mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks. Inet has approximately 500 employees worldwide and had 2003 sales of $104 million. Tektronix believes that this acquisition will significantly enhance its position in the overall network monitoring and protocol test market and will accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next generation technologies such as General Packet Radio Service (GPRS) Universal Mobile Telecommunications Systems (UMTS) and VoIP. The transaction is subject to a number of contingencies, including obtaining regulatory approvals and approval by Inet shareholders. Subject to satisfaction of these contingencies, the transaction is expected to close during the second quarter of fiscal year 2005. On July 16, 2004, Tektronix filed a Form S-4 with the SEC which provides additional information on this proposed transaction. The Form S-4 has not yet been declared effective by the SEC and is subject to completion based on the SEC’s review. Please refer to the “Acquisitions” section in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Signal Sources. Tektronix provides a number of general-purpose signal source or stimulus products including arbitrary waveform generators, function generators, data generators and data timing generators. These products are primarily used in the design and manufacturing of electronic components, subassemblies and end products in a wide variety of industries.

Signal source products complement general purpose acquisition products (oscilloscopes, logic analyzers and spectrum analyzers) by synthesizing complex signals to stimulate the circuits being tested while the acquisition products observe and analyze the behavior of the circuit. The synthesized signals can be altered to simulate ideal signals for verification and compliance testing, or to simulate various worst-case scenarios of jitter, noise and distortion and to test how circuits will respond.

Tektronix’ signal source products strategy is to leverage the competencies developed for oscilloscopes and logic analyzers to provide leading products for targeted components within the signal source product category. Tektronix’ primary competitors in this market are Agilent Technologies, Fluke and others.

Radio Frequency Test (“RF Test”). Tektronix offers a number of RF test products including real time spectrum analyzer products. These products enable customers to perform simultaneous frequency, time and modulation domain measurements on radio frequency signals. Analyzers are used in the design and manufacturing of electronic components, subsystems and end products in a wide range of industries, including, but not limited to, cellular and wireless local area network applications. Surveillance is also an application for these analyzers. Effective June 1, 2004, Tektronix no longer distributes the wireless RF test products from Rohde & Schwarz in the United States and Canada. See “Results of Operations” section for further discussion of the discontinuation of the distribution agreement with Rohde & Schwarz.

Tektronix’ strategy is to leverage its expertise in real time spectrum analysis to bring innovative products to market that meet customer needs for analysis of rapidly changing RF signals. Tektronix’ primary competitors in this market include Agilent Technologies, Rohde & Schwarz, Anritsu Corporation, and Advantest Corporation.

Service. Tektronix offers service programs to repair and calibrate its products with service personnel throughout the Americas, Asia, Europe, and Japan.

Accessories. Tektronix offers a broad range of accessories for its products, including probes, optical accessories and application software.

Maxtek Components Corporation. Maxtek Components Corporation, a wholly-owned subsidiary of Tektronix, manufactures sophisticated hybrid circuits for internal use and for external sale primarily to customers in the automated test equipment industry, the medical equipment industry and for military applications.

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

Tektronix’ primary manufacturing activities occur at facilities located in Beaverton, Oregon. Some products, components and accessories are assembled and manufactured in the People’s Republic of China. Protocol analysis products are manufactured at a plant in Berlin, Germany with additional minor activities in Padova, Italy. Signal source products and certain spectrum analyzer products are currently manufactured in Gotemba, Japan.

Tektronix’ manufacturing strategy is to concentrate its efforts in three central locations, Beaverton, China, and Berlin, with each location’s focus on specific capabilities and expertise. Consistent with this strategy, the Company intends to consolidate manufacturing activities from Japan to the U.S. and China over the next 18 months and has entered into an agreement to sell its facilities in Gotemba, Japan.

Sales and Distribution

Tektronix maintains its own direct sales and field maintenance organization, staffed with technically trained personnel throughout the world. Sales to end customers are made through the Company’s direct sales organization and local subsidiaries, or independent distributors and resellers located in principal market areas. Certain of the Company’s independent distributors also sell products manufactured by the Company’s competitors.

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

Tektronix’ distribution strategy is to align the sales channel with its customer base, concentrating direct selling efforts in large or strategic geographies and markets, and utilizing distributors or other third party partners to expand geographic and customer reach.

Most Tektronix products are sold as standard catalog items.

At May 29, 2004, Tektronix’ unfilled product orders amounted to approximately $142 million, as compared with approximately $108 million for unfilled product orders at May 31, 2003. Tektronix expects that substantially all unfilled product orders at May 29, 2004 will be fulfilled during the ensuing fiscal year, except for those cancelled during the year. Orders received by the Company are subject to cancellation by the customer. Most orders are subject to cancellation or rescheduling by customers with little or no penalty, and accordingly, backlog on any particular date is not necessarily a reliable indicator of actual sales for any subsequent period. The Company maintains a general target for product backlog levels of 6 to 8 weeks of product sales.

Geographic Areas of Operations

Tektronix conducts operations worldwide on a geographic regional basis, with those regions known as the Americas, Europe, the Pacific and Japan. The Company’s headquarters are located at its Beaverton, Oregon campus. The Americas region is based in Beaverton, and covers the United States and Other Americas, which includes Mexico, Canada and South America. The European region, which is based in Bracknell, England, covers the European countries, Russia, and also some countries in the Middle East and Africa. The Pacific region is based in Shanghai, China, and includes China, India, Korea, and Singapore. The Japan operation is based in Tokyo. International sales include both export sales from United States subsidiaries and sales by non-U.S. subsidiaries. See “Business Segments” in the Notes to Consolidated Financial Statements, containing information on sales based upon the location of the purchaser and long-lived assets by geographic area.

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

Research and Development

Tektronix operates in an industry characterized by rapid technological change, and research and development are important elements in its business. The Company devotes a significant portion of its resources to design and develop new and enhanced products that can be manufactured cost effectively and sold at competitive prices. To focus these efforts, the Company seeks to maintain close relationships with its customers to develop products that meet their needs. Research and design groups and specialized product development groups conduct research and development activities. These activities include: (i) research on basic devices and techniques, (ii) the design and development of products, components and specialized equipment and (iii) the development of processes needed for production. The vast majority of Tektronix’ research and development is devoted to enhancing and developing its own products.

Research and development activities occur primarily in Beaverton, Oregon. Additional software and product development occurs in Berlin, Germany, Bangalore, India, Tokyo, Japan, Cambridge, England and Padova, Italy.

Expenditures for research and development during the fiscal years ended May 29, 2004, May 31, 2003 and May 25, 2002 amounted to approximately $130.4 million, $101.1 million, and $112.4 million, respectively. Substantially all of these funds were generated by the Company.

Patents and Intellectual Property

The Company holds approximately 654 patents in the U.S., which cover a wide range of products and technologies and have various expiration dates. While Tektronix’ intellectual property rights are important to its success, the Company believes that its business as a whole is not materially dependent on any patent, trademark, license or other intellectual property right. It is Tektronix’ strategy to seek patents in the United States and appropriate other countries for its significant patentable developments. However, electronic equipment as complex as most of Tektronix’ products generally are not patentable in their entirety. The Company also seeks to protect significant trademarks and software through trademark registration and copyright. As with any company whose business involves intellectual property, Tektronix is subject to claims of infringement and there can be no assurance that any of the Company’s proprietary rights will not be challenged, invalidated or circumvented, or that these rights will provide significant competitive advantage.

Employees

At May 29, 2004, Tektronix had 3,834 employees, of whom 1,553 were located in countries other than the United States. At May 31, 2003, Tektronix had 4,142 employees, of whom 1,696 were located in countries other than the United States. Tektronix employees in the United States and most other countries are not covered by collective bargaining agreements. The Company believes that relations with its employees are good.

Environment

The Company’s facilities and operations are subject to numerous laws and regulations concerning the discharge of materials into the environment, or otherwise relating to protection of the environment. The Company previously operated a licensed hazardous waste management facility at its Beaverton campus. The Company has entered into a consent order with the Oregon Department of Environmental Quality permitting closure of the facility, and requiring the Company to engage in ongoing monitoring and cleanup activities, primarily in the nature of remediation of subsurface contamination occurring over many years. For additional information, see “Critical Accounting Estimates—Contingencies” in Item 7 of this Form 10-K. Although the sources of that contamination have been remedied and agreement has been reached with environmental authorities for its clean-up, no assurances can be given the Company will not, as a result of changes in the law or the regulatory environment in general, be required to incur significant additional expenditures. The Company believes that its operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws, and although future regulatory actions cannot be predicted with certainty, compliance with environmental laws has not had and is not expected to have a material effect upon capital expenditures, earnings or the competitive position of the Company.

Executive Officers of the Company

The following are the executive officers of the Company:

Name	Position	Age	Has served as an executive officer of Tektronix since
Richard H. Wills	Chairman of the Board, President and Chief Executive Officer	49	1997
Colin L. Slade	Senior Vice President and Chief Financial Officer	50	2000
David S. Churchill	Vice President, Communications and Video Business	47	2002
James F. Dalton	Vice President, Corporate Development, General Counsel and Secretary	45	1998
Susan G. Kirby	Vice President, Human Resources	53	2004
John T. Major	Vice President, Worldwide Manufacturing	45	2004
Richard D. McBee	Vice President, Worldwide Sales, Service and Marketing	41	2001
Craig L. Overhage	Vice President, Instruments Business	42	2002

The executive officers are elected by the board of directors of the Company at its annual meeting, except for interim elections to fill vacancies or newly created positions. Executive officers hold their positions until the next annual meeting, until their successors are elected, or until such tenure is terminated by death, resignation or removal in the manner provided in the bylaws. There are no arrangements or understandings between executive officers or any other person pursuant to which the executive officers were elected, and none of the executive officers are related.

All of the named executive officers have been employed by Tektronix in management positions for at least the last five years, with the exception of Mr. John Major, who joined the Company in October 2003 and became an executive officer in May 2004.

Richard H. Wills was elected President and Chief Executive Officer of Tektronix, Inc. on January 20, 2000, when he was also elected a director of the Company. He was elected Chairman of the Board on September 20, 2001. Mr. Wills joined the Company in 1979, and has served in a variety of positions. From 1991 through 1993, he was Product Line Director for the core TDS line of oscilloscopes. He held the position of Worldwide Director of Marketing for the Measurement Business Division in 1993 and 1994 and was Vice President and General Manager of the Measurement Division’s Design Service and Test Business from 1995 to 1997. Mr. Wills was President of the Tektronix, Inc. Americas Operations the last half of 1997, President of the Company’s European Operations from December 1997 to 1999, and President of its Measurement Division from 1999 until he was elected Chief Executive Officer in January 2000.

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

David S. Churchill has served as Vice President of the Communications and Video Business since May 2001. Mr. Churchill joined the Company in December 1995 as the Director of Marketing—Europe. He held the position of Director of Marketing—Design, Service, and Test Business from July 1997 to December 1998, Vice President of Advertising & Internet Services from December 1998 through May 1999, and Vice President of the Instruments Business from June 1999 to May 2001.

James F. Dalton has served as Vice President, General Counsel and Secretary since April 1997. He is also Vice President of Corporate Development. Mr. Dalton joined the Company in April 1989. He held the position of Business Development Manager from April 1993 through May 1995 and Director of Corporate Development from June 1995 to March 1997.

Susan G. Kirby has served as Vice President, Human Resources since February 2004. Ms. Kirby joined the Company in 1981 and has held a variety of positions. Before being appointed to her current position, she served as Vice President, Treasurer and Investor Relations since 2001. From 2000 to 2001, she held the position of Director of Investor Relations, and from 1999 to 2000, she served as International Controller and Director of Operations. From 1997 to 1999, she was the Pacific Region Controller.

John T. Major has served as Vice President of Worldwide Manufacturing since February 2004. Mr. Major joined the Company in October 2003 as Vice President and General Manager of Worldwide Customer Service until being appointed to his current position. He served as Vice President of Customer Service for the Xerox Corporation from January 1, 2000 to October 1, 2003, and as Director of Print Heads and Ink Manufacturing in the CPID Business at Tektronix from 1999 to 2000.

Richard D. McBee became Vice President of Worldwide Sales, Service and Marketing in March 2001. Mr. McBee joined the Company in May 1991 and held various management positions in marketing until 1995. He held the position of Director of Marketing for the Instruments Business from November 1995 through August 1997, General Manager of Tektronix Canada until May 1999, Vice President of Global Marketing and Strategic Initiatives until November 1999, and VP of Global Marketing and Strategic Initiatives until January 2000, when he became Vice President of Worldwide Sales and Marketing and served in that position until his appointment to his current position in March 2001.

Craig L. Overhage has served as Vice President of the Instruments Business since May 2001. Mr. Overhage joined the Company in January 1984 and held various engineering and management positions until 1993, when he was appointed Senior Program Manager. In June 1997 he was appointed Logic Analyzer Product Line Manager, and from September 1999 to May 2001 he was Vice President of the Digital Systems Business.

Item 2.    Properties.

The Company’s headquarters and primary manufacturing facilities are located in Beaverton, Oregon. All properties are maintained in good working order and, except for those leased to other companies, are substantially utilized and are suitable for the conduct of its business. The Company believes that its facilities are adequate for their intended uses.

The Beaverton facilities are located in a business park (the “Howard Vollum Park”), which is owned by Tektronix. The Howard Vollum Park includes numerous buildings arranged in a campus-like setting and contains an aggregate of approximately 1.3 million gross square feet of enclosed floor space. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Most manufacturing, office and engineering areas are air-conditioned. In addition to this space, the Park includes approximately 270,000 square feet of space that is no longer in use and planned for removal. The Company leases approximately 102,000 square feet of unoccupied space adjacent to Howard Vollum Park from a third party. In addition, the Company leases a facility in Chelmsford, Massachusetts, which is sub-leased to a third party.

Tektronix leases 41,000 square feet of office space in Tokyo, Japan that is used for design, sales, marketing and administrative activities. Tektronix also owns a two building site with 140,000 square feet of manufacturing space in Gotemba, Japan, of which approximately 40% is utilized for operations. The Company plans to relocate manufacturing operations in Japan to other sites within the next two years and has entered into an agreement to sell this property.

Research and development for some video test products using MPEG compression technology, as well as the marketing efforts for those products, occurs at a leased facility located in Cambridge, England. Design and manufacturing space for communications test products is also leased in Berlin, Germany and Padova, Italy. Manufacturing space related to some oscilloscope products is leased in China. The Company also owns a facility in Bangalore, India that is used for software design.

Tektronix leases sales and service field offices throughout the world. The following is a summary of worldwide owned and leased space:

Location	Owned Space	Leased Space	Total Space
United States:
Beaverton, OR	1,309,452	102,192	1,411,644
Nevada City, CA	150,688	—	150,688
Chelmsford, MA	—	43,380	43,380
Sales Offices	—	26,239	26,239
Other Americas	—	104,206	104,206
Europe	—	304,004	304,004
Asia/Pacific	15,832	254,891	270,723
Japan	140,189	57,041	197,230
Totals	1,616,161	891,953	2,508,114

Item 3.    Legal Proceedings.

On April 28, 2003, the Company filed an action in the United States District Court for the District of Oregon against LeCroy Corporation alleging infringement of the Company’s U.S. Patents No. 5,032,801, 4,672,306, 4,766,425, 4,812,996, 4,868,785, 5,124,597, 5,155,836, and 6,232,764, and requesting injunctive relief, money damages, costs and attorney’s fees. On August 2, 2003, Lecroy filed an answer and counterclaims denying the allegations and seeking declarations from the court that the asserted patents are not infringed and are invalid. LeCroy also asserts that the Company infringes LeCroy U.S. Patents No. 6,112,160, 6,151,010, 6,195,617, and 6,311,138 and seeks injunctive relief, money damages, costs and attorney’s fees. The Company answered the counterclaim, denying infringement, and seeking declarations from the court that the asserted patents are not infringed and are invalid. The parties have resolved the dispute regarding LeCroy’s U.S. Patent No. 6,151,010, but otherwise the dispute continues and is being vigorously contested by both parties.

Tektronix is involved in various other litigation matters, claims and investigations that occur in the normal course of business, including but not limited to patent, commercial, personnel and environmental matters. While the results of such matters cannot be predicted with certainty, management believes that their final outcome will not have a material adverse impact on the Company’s business, results of operations, financial condition or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for the Registrant’s Common Equity and Related Stockholder Matters.

The Company’s common stock is traded on the New York Stock Exchange under the symbol “TEK”. There were 2,882 shareholders of record as of July 19, 2004, and on that date there were 84,195,933 common shares outstanding. Many of the Company’s shares are held by brokers and other institutions on behalf of shareholders, and the number of such beneficial owners represented by the record holders is not known or readily estimable. The closing price on July 19, 2004 was $30.57.

The following table summarizes the high and low closing sales prices for the common stock as reported by the New York Stock Exchange in each quarter during the last two fiscal years:

Quarter	High	Low
Year Ending May 29, 2004:
Fourth Quarter	$34.16	$28.61
Third Quarter	34.49	26.52
Second Quarter	27.58	23.38
First Quarter	23.64	20.10
Year Ending May 31, 2003:
Fourth Quarter	$21.08	$16.05
Third Quarter	19.52	15.81
Second Quarter	19.95	14.70
First Quarter	20.34	16.55

From the first quarter of fiscal year 2000 through the first quarter of fiscal year 2004, Tektronix did not pay a dividend on its common stock. Beginning with the second quarter of fiscal year 2004, Tektronix declared and paid a quarterly cash dividend of $0.04 per common share, for a total of $0.12 for the full fiscal year. Tektronix may or may not pay dividends in the future and, if dividends are paid, Tektronix may pay more or less than $0.04 per share per quarter.

Information required by this item regarding equity compensation plans is included in Note 20 of the Notes to Consolidated Financial Statements in Item 8 of this report.

Item 5A.    Purchases of Equity Securities

On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date. During fiscal years 2004 and 2003, the Company repurchased a total of 2.7 million and 6.2 million shares, respectively, at an average price per share of $27.24 and $17.41, respectively, for $72.4 million and $108.4 million, respectively. As of May 29, 2004, the Company has repurchased a total of 17.1 million shares at an average price of $22.69 per share totaling $388.8 million under this authorization. The reacquired shares were immediately retired, as required under Oregon corporate law.

Purchases of the Company’s common stock during the fourth quarter ended May 29, 2004 were as follows:

Fiscal Period	Total Number of Shares	Average Price Paid Per Share	Total Amount Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased
February 29, 2004 to March 27, 2004	496,200	$30.18	$14,976,101	16,355,089	$184,742,194
March 28, 2004 to April 24, 2004	111,390	32.06	3,570,779	16,466,479	181,171,415
April 25, 2004 to May 29, 2004	667,800	29.92	19,978,097	17,134,279	$161,193,318
Total	1,275,390	$30.21	$38,524,977

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

CONSOLIDATED FINANCIAL PERFORMANCE
Amounts in millions except per share data

	2004	2003	2002	2001	2000*
Net sales	$920.6	$791.0	$810.3	$1,198.2	$1,110.8
Gross margin %	56.8%	51.3%	49.4%	52.1%	46.9%
Earnings from continuing operations	$118.2	$35.1	$33.6	$144.3	$20.8
Earnings per share from continuing operations—basic	$1.40	$0.40	$0.37	$1.53	$0.22
Earnings per share from continuing operations—diluted	$1.37	$0.40	$0.36	$1.50	$0.22
Weighted average shares outstanding:
Basic	84.7	87.1	91.4	94.5	94.6
Diluted	86.0	87.4	92.3	96.1	96.3
Dividends per share	$0.12	$—	$—	$—	$0.18
Total assets	$1,330.7	$1,384.7	$1,378.9	$1,542.2	$1,543.6
Long-term debt, excluding current portion	$0.5	$55.0	$57.3	$127.8	$150.2

_______________

*Financial data in this year includes the results of operations and the financial position of the Video and Networking Division, which was sold in September 1999.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of the Company’s operating performance and its financial condition. A discussion of the Company’s business, including its strategy, products and competition is included in Part I of this Form 10-K.

The Company’s results of operations and financial condition may be affected by a variety of factors. In management’s opinion, the most significant of these factors include the economic strength of the technology markets into which the Company sells its products, the ability of the Company to develop compelling technology solutions and deliver these to the marketplace in a timely manner, and the actions of competitors. These significant factors are discussed further below.

The markets that the Company serves are very diverse and include a cross-section of the technology industries. Accordingly, the Company’s business is cyclical and tends to correlate to the overall performance of the technology sector. During fiscal years 2000 and 2001, the Company experienced considerable growth and profitability resulting from the overall growth in the technology markets and successful new product introductions. However, the Company began to experience weakening demand in the latter part of fiscal year 2001 and subsequently experienced a dramatic decline in demand during fiscal year 2002. During fiscal year 2002, the Company’s product orders declined 38% from fiscal year 2001. The technology markets continued to be depressed into fiscal year 2003. During the latter part of fiscal year 2003, the Company began to experience the stabilization of certain markets. Fiscal year 2004 saw a broader-based recovery in the technology sector from the downturn of preceding years.

During fiscal years 2002 and 2003, the Company engaged in a variety of efforts to reduce the cost structure to better align to the lower sales levels. These costs continued to be incurred into fiscal year 2004 as many of the actions identified took considerable time to execute. In addition to incurring costs to realign the Company’s cost structure during fiscal year 2003 and 2004, the Company also incurred costs to restructure the operations of the Japan subsidiary acquired through acquisition of Sony/Tektronix Corporation and also recognized certain costs and credits directly associated with the integration of this subsidiary.

The Company faces significant competition in many of the markets in which it sells its products. The Company competes on many factors including product performance, technology, product availability and price. To compete effectively, the Company must deliver compelling products to the market in a timely manner. Accordingly, the Company makes significant investments into the research and development of new products and the selling channels necessary to deliver products to the market. Even during periods where economic conditions have reduced the Company’s revenues, such as those experienced in fiscal years 2002 and 2003, the Company continued to invest significantly in the development of new products and selling channels. A discussion of the Company’s competitors and products is included in Item 1 of this Form 10-K.

A component of the Company’s strategy includes focusing investments in certain product categories to expand its existing market positions. Expansion in these certain product categories may come through internal growth or from acquisitions. On June 29, 2004, the Company announced the signing of a definitive agreement to purchase Inet. This acquisition is anticipated to close during in the second quarter of fiscal year 2005. Subsequent to the close of this transaction, the Company must integrate the operation of Inet into the operations of the Company. Management believes that the success of this integration will have a significant impact on the Company’s results of operations and financial condition. A broader discussion of the Company’s strategy is included in Item 1 of this Form 10-K. The agreement to acquire Inet is described below in this Management’s Discussion and Analysis.

For a discussion of risk factors affecting the Company, see the Risks and Uncertainties section below.

Acquisitions

Inet Technologies, Inc.

Subsequent to fiscal year 2004, the Company and Inet announced on June 29, 2004 that they have signed a definitive agreement for Tektronix to acquire Inet, a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next-generation networks, including 2.5G and 3G mobile data and voice-over-packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks.

Inet has approximately 500 employees worldwide and had 2003 sales of $104 million. When combined with Tektronix’ mobile protocol test business, Tektronix will be one of the largest global providers of these solutions.

Tektronix anticipates that the acquisition will accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next-generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS) and VoIP.

Tektronix will acquire all of Inet’s outstanding stock for approximately $12.50 per share consisting of $6.25 per share in cash and approximately $6.25 per share in Tektronix’ common stock. The stock portion of the consideration is subject to a 10 percent collar. The midpoint of the 10 percent collar is $31.66 per share, which represents the average closing price of Tektronix’ common stock during the 10 trading days prior to the announcement of the transaction on June 29, 2004. Since the number of shares of Tektronix’ common stock to be issued will not be known until shortly before the completion of the transaction, the measurement date for the valuation of the shares of Tektronix’ common stock, for accounting purposes, has not yet been determined. As of March 31, 2004, Inet had approximately 39.2 million shares of common stock outstanding. The transaction, which has been approved by both companies’ Boards of Directors, is subject to customary closing conditions, including Inet stockholder approval and certain regulatory approvals. The transaction is expected to close during the second quarter of fiscal year 2005. On July 16, 2004, Tektronix filed a Form S-4 with the SEC which provides additional information on this proposed transaction. The Form S-4 has not yet been declared effective by the SEC and is subject to completion based on the SEC’s review.

Sony/Tektronix Redemption

Prior to September 30, 2002, Tektronix and Sony Corporation (“Sony”) were equal owners of Sony/Tektronix Corporation (“Sony/Tektronix”), a joint venture originally established to distribute Tektronix products in Japan. During the second quarter of fiscal year 2003, the Company acquired from Sony its 50% interest in Sony/Tektronix through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. Subsequent to the close of this transaction, this subsidiary is referred to as “Tektronix Japan” within this management discussion and analysis. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. Prior to the redemption, the Company accounted for its investment in Sony/Tektronix under the equity method. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate (“TIBOR”). Sony/Tektronix used $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder was available for operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements.

During fiscal year 2004, the Company incurred $5.0 million in costs specifically associated with integrating the operations of this subsidiary. In the fourth quarter of fiscal year 2004, the Company offered voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with the Company through August 2005 while the Company completes its plan to transition manufacturing operations to other locations. Accordingly, the Company will recognize a liability for retention bonuses for 48 employees of approximately $3.7 million ratably through August 2005. During the fourth quarter of fiscal year 2004, the Company recognized an expense of $0.6 million for the retention bonuses which are included in Acquisition related (credits) costs, net on the Consolidated Statements of Operations. During fiscal year 2003, subsequent to the close of the acquisition, the Company incurred $3.5 million in transition costs associated with integrating the operations of this subsidiary. These costs are included in Acquisition related (credits) costs, net on the Consolidated Statements of Operations. The Company also incurred severance costs of $11.2 million during fiscal year 2003 in Japan which are discussed further in the Business Realignment Costs section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During fiscal year 2004, the Company restructured the Japan pension plans (see Note 27) and recorded a net gain from the restructuring of $36.7 million. Also during fiscal year 2004, the Company sold property located in Shinagawa, Japan, which resulted in a net gain of $22.5 million, and the Company recognized an impairment loss of $3.1 million on assets held for sale located in Gotemba, Japan. The sale and impairment are discussed in more detail in Note 11. These net gains and losses are included in Acquisition related (credits) costs, net on the Consolidated Statements of Operations. After the sale of the property in Shinagawa, Japan described above, the Company repaid 6.5 billion Yen or approximately $60.9 million of the outstanding principal on the TIBOR+1.75% debt facility during fiscal year 2004. This facility was terminated on May 28, 2004.

Discontinued Operations

Sale of Color Printing and Imaging

On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging Division (“CPID”). The Company accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, $60.0 million of contingencies related to the sale and $14.4 million in transaction and related costs. For additional discussion of the CPID sale transaction and subsequent resolution of the related contingencies see Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Sale of VideoTele.com

On November 7, 2002, the Company completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock valued on the sale date at $4.2 million and a note receivable for $3.1 million due in November 2007. The common stock is classified as an available-for-sale security and both the common stock and the note receivable are included in Other long-term assets in the Consolidated Balance Sheets. Under the terms of the sale agreement, the Company was restricted from selling the common stock for a period of 1 year. The Company holds less than 20% of the outstanding common stock of Tut and does not have the ability to significantly influence the operations of Tut. The note receivable accrues interest at an annual rate of 8%. As a result of this transaction, employees of VT.c on the transaction date became employees of the post-merger entity at the time of the closing. The Company’s reason for divesting the VT.c business was that the VT.c product offering was not consistent with Company’s strategy of focusing on the test, measurement and monitoring markets, which ultimately resulted in the sale of this business to Tut. The sale of VT.c has been accounted for as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale, have been excluded from continuing operations and recorded as discontinued operations, net of tax, in the Consolidated Statements of Operations.

Sale of Optical Parametric Test Business

The optical parametric test business was acquired in April 2002 for $23.2 million. The purchase included $2.0 million of intangible assets, $4.3 million of other net assets and $16.9 million of goodwill. The optical parametric test business was a technology innovator in optical test and measurement components. During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business was accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, was adjusted to estimated selling price less costs to sell which resulted in a $15.3 million write-down, net of income tax benefit of $8.4 million, included in loss on sale of the optical parametric test business in the third quarter of fiscal year 2003. The market for optical parametric test equipment was dramatically affected by the economic conditions that negatively impacted many technology sectors, which began in the second half of fiscal year 2001 and continued into fiscal year 2003 (see additional discussion under the Economic Conditions section in Results of Operations in Management’s Discussion and Analysis below). The reduction in the value of the optical parametric test business during the period it was owned by the Company was a direct result of the impact of these economic conditions. On May 27, 2003, the Company sold its optical parametric test business for $1.0 million. The Company recognized an additional loss on the sale of $1.7 million, net of income tax benefit of $0.9 million, in the fourth quarter of fiscal year 2003. Loss from discontinued operations during the current fiscal year includes an additional net loss from the sale of the optical parametric test business due to settlement of additional costs arising after the sale.

Sale of Gage Applied Sciences

During the fourth quarter of fiscal year 2003, management of the Company approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly-owned subsidiary of the Company. Gage, located in Montreal, Canada, produced PC-based instruments products. The divestiture of this entity was consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic. During the first quarter of fiscal year 2004, the Company sold the operations of Gage to a third party. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144. The Company recorded an after-tax loss of $0.8 million during the first quarter of fiscal year 2004 to reflect adjustments to the previously estimated after-tax loss of $2.2 million on the disposition of this discontinued operation which was recorded during the fourth quarter of fiscal year 2003 to write-down the net assets, primarily goodwill, of Gage to net realizable value less estimated selling costs.

Business Realignment Costs

Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels. Business realignment actions taken during fiscal year 2004 and in fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represent facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. The Company anticipates that the actions taken have or will result in reduced operating costs in periods following the period in which the costs were incurred, primarily through reductions in labor costs. Management believes that the restructuring actions implemented in fiscal years 2002, 2003 and 2004 have resulted in the costs savings anticipated for those actions.

Costs incurred during fiscal year 2004 primarily related to restructuring actions planned by the Company during fiscal year 2003, which were executed in fiscal year 2004. Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States. The Company anticipates incurring significantly lower levels of business realignment costs in fiscal year 2005, as most of the previously planned actions have been executed.

Business realignment costs of $22.8 million during fiscal year 2004 included $16.7 million of severance related costs for 274 employees mostly located in Europe and adjustments to estimates in prior years, $2.6 million for accumulated currency translation losses, net, related to the substantial closure of subsidiaries in Brazil, Australia and Denmark and a surplus facility in China, $1.9 million for contractual obligations for leased facilities in Europe and the United States, and $1.6 million for accelerated depreciation and write-down of assets in Europe and the United States. Expected future annual salary cost savings from actions taken during fiscal year 2004 to reduce employee headcount are estimated to be $14.7 million. At May 29, 2004, remaining liabilities of $5.3 million, $0.3 million and $0.2 million for employee severance and related benefits for actions taken in fiscal years 2004, 2003 and 2002, respectively, were maintained for 117, 3 and 2 employees, respectively.

The Company incurred $34.6 million of business realignment costs in fiscal year 2003 for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. The Company incurred $26.5 million of severance and related costs for the termination of 524 employees resulting from actions to align the Company’s cost structure with the reduced sales levels resulting from the recent economic conditions discussed above, actions taken to align the cost structure of Tektronix Japan and adjustments to estimates in prior years. These severance costs included $11.2 million for 155 former employees of Tektronix Japan and $3.3 million for pension curtailment and settlement losses for the employees terminated in Japan. An impairment charge of $9.1 million was recognized to write-down an intangible asset for acquired Bluetooth technology. The closure of certain foreign and domestic operations resulted in credits totaling $1.3 million for accumulated translation gains and $0.3 million primarily for other asset write-downs and contractual obligations. The Company reversed $2.0 million for a facility lease obligation due to the sale of the Company’s optical transmission test product line in the second quarter of fiscal year 2003. The Company accrued $2.0 million during fiscal year 2003 associated with the exiting of facilities previously utilized for optical transmission test. See Note 7 in the Notes to Consolidated Financial Statements for further information on business realignment costs.

During fiscal year 2002, business realignment costs of $27.0 million included $20.9 million of severance related costs for 592 employees worldwide across all major functions, $3.9 million for contractual obligations, including $3.1 million for lease cancellations and $0.8 million for termination of a service contract in India, $0.9 million for write-off of leasehold improvements and other assets and $2.7 million of accumulated currency translation losses related to substantial closure of subsidiaries in Argentina and Australia, offset by a reversal of $1.4 million primarily for the favorable settlement of various office leases.

Activity for the above-described actions during fiscal year 2004 was as follows:

	Balance May 31, 2003	Costs incurred	Cash payments	Non-cash adjustments	Balance May 29, 2004
	(In thousands)
Fiscal Year 2004 Actions:
Employee severance and related benefits	$—	$17,351	$(12,016)	$—	$5,335
Asset impairments	—	1,610	—	(1,610)	—
Contractual obligations	—	1,514	(1,105)	—	409
Accumulated currency translation loss	—	2,594	—	(2,594)	—
Total	—	23,069	(13,121)	(4,204)	5,744
Fiscal Year 2003 Actions:
Employee severance and related benefits	5,394	(623)	(4,477)	—	294
Asset impairments	—	(53)	—	53	—
Contractual obligations	1,730	447	(1,085)	148	1,240
Total	7,124	(229)	(5,562)	201	1,534
Fiscal Year 2002 Actions:
Employee severance and related benefits	494	172	(514)	—	152
Contractual obligations	434	(57)	(323)	—	54
Total	928	115	(837)	—	206
Other	—	(190)	(9)	199	—
Total of all actions	$8,052	$22,765	$(19,529)	$(3,804)	$7,484

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

Contingencies

The Company is subject to claims and litigation concerning intellectual property, environmental and employment issues, and settlement of contingencies related to prior dispositions of assets. Accruals have been established based upon management’s best estimate of the ultimate outcome of these matters. The Company reviews the status of its claims, litigation and other contingencies on a regular basis and adjustments are made as information becomes available. As of May 29, 2004, the Company had $19.8 million of contingencies recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheet, which included $10.4 million of contingencies relating to the sale of CPID, $3.5 million for environmental exposures and $5.9 million for other contingent liabilities. It is reasonably possible that management’s estimates of contingencies could change in the near term and that such changes could be material to the Company’s consolidated financial statements.

At the time of the sale of CPID on January 1, 2000, the Company deferred the recognition of $60.0 million of gain on sale and recorded contingencies of $60.0 million. In accordance with SFAS No. 5, “Accounting for Contingencies”, it is the Company’s policy to defer recognition of a gain where it is believed that contingencies exist that may result in that gain being recognized prior to realization. The Company analyzes the amount of deferred gain in relation to outstanding contingencies, and recognizes additional gain when objective evidence indicates that such contingencies are believed to be resolved. The $60.0 million of contingencies represents the deferral of a portion of the gain on sale that management of the Company believed was not realizable due to certain contingencies contained in the final sale agreement. Of the original $60.0 million of contingencies, $22.6 million has been utilized to settle claims and $27.0 million was recognized in subsequent periods. As of May 29, 2004 and May 31, 2003, the balance of the contingencies related to the CPID disposition was

$10.4 million, a significant portion of which may take several years to resolve. The Company continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies could be material to the financial statements. For additional discussion of the CPID related contingencies, see Note 6 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Included in contingent liabilities is $3.5 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at the Company’s Beaverton, Oregon campus. The Company established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range. These costs are estimated to be incurred over the next several years. If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

The remaining $5.9 million of contingency accruals include amounts related to intellectual property and employment issues, as well as contingencies related to dispositions of assets other than CPID. If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

Intangible assets

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, the Company no longer amortizes goodwill from acquisitions, but continues to amortize other acquisition-related intangibles and costs. As of May 29, 2004, the Company had $79.8 million of goodwill, net recorded on the Consolidated Balance Sheet.

The Company performed its annual goodwill impairment analysis during the second quarter of fiscal year 2004 and identified no impairment. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these reporting units, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill.

During fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, was adjusted to estimated selling price less costs to sell which resulted in a $15.3 million write-down, net of income tax benefit of $8.4 million, included in loss on sale of the optical parametric test business in fiscal year 2003. The optical parametric test business was sold in the fourth quarter of fiscal year 2003.

In the fourth quarter of fiscal year 2003, management approved and initiated an active plan for the sale of Gage. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of Gage have been excluded from continuing operations and recorded as discontinued operations. The Company recognized an impairment charge in discontinued operations of $2.2 million, net of income tax benefit of $1.2 million, in fiscal year 2003 to write-down the net assets, primarily for goodwill, of Gage to net realizable value less estimated selling costs. The operations of Gage were sold in the first quarter of fiscal year 2004.

For intangible assets with definite useful lives, the Company amortizes the cost over the estimated useful lives and assesses any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144. As of May 29, 2004, the Company had $2.7 million of non-goodwill intangible assets recorded in Other long-term assets, which includes patents and licenses for certain technology. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, the Company may incur charges to impair these assets. The impairment would be based on the estimated discounted cash flow associated with each asset. Impairment could result if the underlying technology fails to gain market acceptance, the Company fails to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

During fiscal year 2003, the Company impaired an intangible asset related to acquired Bluetooth technology resulting in an expense of $9.1 million, which is included in Business realignment costs in the Consolidated Statements of Operations.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on currently-adjusted standard costs, which approximates actual cost on a first-in, first-out basis. The Company’s inventory includes raw materials, work-in-process, finished goods and demonstration equipment totaling $102.1 million as of May 29, 2004. The Company reviews its recorded inventory and estimates a write-down for obsolete or slow-moving items. These write-downs reduce the inventory value of these obsolete or slow-moving items to their net realizable value. Such estimates may become difficult to make under volatile economic and market conditions as the write-down is based on current and forecasted demand. Therefore, if actual demand and market conditions are less favorable than those projected by management, additional write-downs may be required. In addition, excessive amounts of used equipment in the marketplace can negatively impact the net realizable value of the Company’s demonstration equipment. If actual market conditions are different than anticipated, the Company may incur additional charges for impairment of inventory in the period in which more information becomes available. The Company recorded charges for inventory obsolescence of approximately $3.3 million, $11.7 million and $20.5 million during fiscal years 2004, 2003 and 2002, respectively. The considerably larger write-down in fiscal year 2002 was due to the large and unanticipated decrease in fiscal year 2002 sales volumes when compared with prior year sales volumes.

Pension plans

The Company maintains certain defined benefit pension plans to provide pension benefits to employees in certain countries. The largest of the Company’s pension plans is the Cash Balance plan in the United States. Effective August 1, 2004, the U.S. Cash Balance Plan will not be offered to new employees hired after July 31, 2004. As a result of the acquisition of the Sony/Tektronix joint venture, the Company had a significant defined benefit pension plan in Japan which was substantially settled in the second quarter of fiscal year 2004. The Company maintains less significant defined benefit plans in other countries including the United Kingdom, Germany, Holland and Taiwan.

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

	Defined benefit plans	Defined contribution plan	Total
	(In thousands)
Reduction (increase) in pension liability, net	$55,583	$(3,891)	$51,692
Write-off of pension asset for unrecognized prior service cost	(9,566)	—	(9,566)
Reduction in minimum pension charge in Accumulated other comprehensive loss	(3,126)	—	(3,126)
Deferred income taxes on minimum pension charge	(2,259)	—	(2,259)
Net pension curtailment and settlement gain	$40,632	$(3,891)	$36,741

The increase of $3.9 million for the new defined contribution plan, was necessary to adjust the initial liability for future funding of the new defined contribution plan to $21.0 million effective September 30, 2003. As of May 29, 2004, the balance of this funding commitment was $14.6 million, which will be paid in annual installments through February 2011.

Benefit plans are a significant cost of doing business and yet represent obligations that will be settled far in the future and therefore are subject to certain estimates. Pension accounting is intended to reflect the recognition of future benefit costs over the employee’s approximate service period based on the terms of the plans and the investment and funding decisions made by the Company. The accounting standards require that management make assumptions regarding such variables as the expected long-term rate of return on the assets of the plan and the discount rate used to determine pension obligations.

The Company applies the long-term rate of return on plan assets assumption to a market related value of plan assets to estimate income recognized by the pension plan assets. This income from return on pension assets is a component of net periodic pension cost. The cost components of net periodic pension costs primarily include the interest cost on participants’ accumulated benefits, service cost for benefits earned during the period and the amortization of unrecognized gains and losses. The income component of net periodic pension cost is primarily driven by the amount of return on plan assets recorded by the Company. In prior periods, the income recognized on plan assets has exceeded the periodic pension costs, thereby resulting in net pension income being recognized by the Company. The amount of income recognized is affected by the rate of return assumption employed and the amount of plan assets that the return assumption is applied to. The amount of net pension income recognized by the Company has declined from prior periods due primarily to the Company beginning to amortize previously unrecognized losses on the decline in value of plan assets, decline in the return on plan assets assumption employed by the Company, reduction in the market related value of the plan assets, and increased pension costs due to a decrease in the discount rate used to calculate pension benefits (see discount rate discussion below). In prior periods, net periodic pension income recognized by the Company has differed materially from the actual experience of the plan assets and liabilities. As of May 29, 2004, the Company had recorded an unrecognized loss of $173.7 million, net of income tax benefit of $107.9 million, as a component of Accumulated other comprehensive loss in the Consolidated Balance Sheet as a result of the additional minimum pension liability discussed below. To the extent this unrecognized loss is not offset by future unrecognized gains, there will continue to be a negative impact to net earnings as this amount is amortized to net periodic pension cost.

The Company’s estimated weighted average long-term rate of return on plan assets for fiscal year 2004 was approximately 8.1%. A one percent change in the estimated long-term rate of return on plan assets would have resulted in a change in operating income of $5.8 million for fiscal year 2004, which excludes the impact of assets in the benefit plans in Japan that were settled during the year.

Assumed discount rates are used in measurements of the projected, accumulated, and vested benefit obligations and the service and interest cost components of net periodic pension cost. Management makes estimates of discount rates to reflect the rates at which the pension benefits could be effectively settled. In making those estimates, management evaluates rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The weighted average of discount rates used in determining the Company’s pension obligation as of May 29, 2004 was 6.1%.

At May 29, 2004, the accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” a minimum pension liability was recognized for the unfunded accumulated benefit obligation. Recognition of an additional minimum liability is required if an unfunded accumulated benefit obligation exists and (a) an asset has been recognized as prepaid pension cost, (b) the liability already recognized as unfunded accrued pension cost is less than the unfunded accumulated benefit obligation, or (c) no accrued or prepaid pension cost has been recognized. The Company has recognized an additional minimum liability in accordance with SFAS No. 87. Since the additional minimum liability exceeded unrecognized prior service cost, the excess (which would represent a net loss not yet recognized as net periodic pension cost) is reported as a component of Accumulated other comprehensive loss, net of applicable income tax benefit. The Company initially recorded an additional pension liability at the end of fiscal year 2002, the first measurement date where the accumulated benefit obligation exceeded the fair value of plan assets. As of May 29, 2004, the cumulative additional minimum pension charge included in Accumulated other comprehensive loss was $173.7 million, net of income tax benefit of $107.9 million. The implication of the additional minimum pension liability is that it may reduce net income in future years by reducing the market related value of plan assets, thereby reducing the asset base upon which the Company recognizes a return. The Company may find it necessary to fund additional pension assets, which would increase the market related value of plan assets upon which the Company recognizes a return but would reduce operating cash and future interest earnings on that cash. Subsequent to the current fiscal year, the Company made a voluntary contribution of $46.5 million to the U.S. Cash Balance Plan in June 2004.

Management will continue to assess the expected long-term rate of return on plan assets and discount rate assumptions based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America, and will make adjustments to the assumptions as appropriate. Net pension expense was $6.0 million in fiscal year 2004, which included the effect of the recognition of service cost, interest cost, the assumed return on plan assets and amortization of a portion of the unrecognized loss noted above. Net pension income or expense is allocated to Cost of sales, Research and development and Selling, general and administrative expenses in the Consolidated Statements of Operations.

Income Taxes

The Company is subject to taxation from federal, state and international jurisdictions. The Company’s annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and is based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are frequently reviewed for their adequacy and appropriateness. As of May 29, 2004, the Company was subject to income tax audits for fiscal years 2001, 2002 and 2003. The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense (benefit) in the Consolidated Statement of Operations in the period of the event.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of May 29, 2004, the Company had established a valuation allowance against deferred tax assets, primarily foreign tax credit carryforwards. During fiscal year 2004, the valuation allowance decreased by $1.8 million due to expected utilization of foreign tax credit carryforwards. The Company has not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if the Company’s facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. The Company continually evaluates strategies that could allow the future utilization of its deferred tax assets.

RESULTS OF OPERATIONS

				% Change
	For the fiscal years ended
	May 29, 2004	May 31, 2003	May 25, 2002	FY2004 v FY2003	FY2003 v FY2002
	(In thousands, except per share amounts)
Product orders	$907,757	$750,257	$687,381	21%	9%
Product backlog at end of year	142,250	107,926	80,938	32%	33%

Net sales	920,620	791,048	810,300	16%	(2%)
Cost of sales	397,577	385,305	409,676	3%	(6%)
Gross profit	523,043	405,743	400,624	29%	1%
Research and development expenses	130,386	101,137	112,389	29%	(10%)
Selling, general and administrative expenses	277,993	247,605	220,784	12%	12%
Equity in business venture’s loss	—	2,893	3,971	(100%)	(27%)
Business realignment costs	22,765	34,551	26,992	(34%)	28%
Acquisition related (credits) costs, net	(51,025)	3,521	—	>(100%)	>100%
Gain on the sale of the Video and Networking division	—	—	(818)	—	(100%)
Loss on sale of fixed assets	1,134	108	5,808	>100%	(98%)
Operating income	141,790	15,928	31,498	>100%	(49%)
Other non-operating income, net	25,522	17,377	20,127	47%	(14%)
Earnings before taxes	167,312	33,305	51,625	>100%	(35%)
Income tax expense (benefit)	49,087	(1,843)	18,069	>(100%)	>(100%)
Net earnings from continuing operations	118,225	35,148	33,556	>100%	5%
Loss from discontinued operations, net of income taxes	(2,130)	(9,819)	(867)	(78%)	>100%
Net earnings	$116,095	$25,329	$32,689	>100%	(23%)
Net earnings per share from continuing operations—basic	$1.40	$0.40	$0.37	>100%	8%
Net earnings per share from continuing operations—diluted	1.37	0.40	0.36	>100%	11%
Loss per share from discontinued operations—basic	(0.03)	(0.11)	(0.01)	(73%)	>100%
Loss per share from discontinued operations—diluted	(0.02)	(0.11)	(0.01)	(82%)	>100%
Net earnings per share—basic	1.37	0.29	0.36	>100%	(19%)
Net earnings per share—diluted	$1.35	$0.29	$0.35	>100%	(17%)
Weighted average shares outstanding—basic	84,720	87,105	91,439
Weighted average shares outstanding—diluted	86,038	87,367	92,263

Fiscal Year 2004 Compared to Fiscal Year 2003

Fiscal year 2004 included 52 weeks, while fiscal year 2003 included 53 weeks. In addition, the Sony/Tektronix redemption was effective on September 30, 2002. Accordingly, the Company did not consolidate the results of the Japan subsidiary during the first quarter of the prior fiscal year, and consolidated only two months of the second quarter of the prior fiscal year. For the remainder of fiscal year 2003 and during the current fiscal year, the results of the Japan subsidiary were consolidated in all months. As a result, balances for fiscal year 2004 in the Consolidated Statements of Operations are higher due in part to the consolidation of more operating periods.

Economic Conditions

Beginning in the second half of fiscal year 2001, and continuing through fiscal year 2002, economic conditions had a significant negative impact on many markets into which the Company sold products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. During fiscal year 2003, these economic conditions continued to affect many of the markets into which the Company sold products, although the impact was less severe than in prior years and certain markets appeared to begin to stabilize towards the end of that fiscal year. From a geographical perspective, the Company began to see the economic environment stabilize in the United States and Japan. The stabilization of certain markets that began at the end of fiscal year 2003 continued into fiscal year 2004. During fiscal year 2004, the Company continued to experience a phased recovery of its end markets, with growth across all regions and most product lines throughout the current fiscal year. There can be no assurance that the Company’s underlying end markets will continue to improve or that the recent increased levels of business activity will continue as a trend into the future.

In response to the reduced level of orders and associated sales in fiscal year 2002 and 2003, the Company incurred significant business realignment costs. The Company continued to incur business realignment costs during fiscal year 2004 to further reduce the Company’s cost structure in order to provide an amount of operating income that management believed was appropriate at the current sales levels. Many of the costs incurred during fiscal year 2004 were associated with actions that were identified during prior fiscal years, but for which sufficient action had not yet been taken to support the recognition of the associated expense. Many of the business realignment actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States.

Discontinuation of Rohde and Schwarz Distribution Agreement

On March 18, 2004, the Company announced the discontinuation of an existing distribution agreement with Rohde and Schwarz, under which the Company served as the exclusive distributor for Rohde and Schwarz’ communication test products in the United States and Canada. The discontinuation of this distribution agreement was effective June 1, 2004. The Company had served in this distribution role for Rohde and Schwarz since October 1993. During fiscal year 2004 and 2003, the Company generated revenue of $87.3 million and $58.2 million, respectively, from Rohde and Schwarz distributed products. As of May 29, 2004, the Company had product backlog of approximately $23.0 million related to Rohde and Schwarz distributed product. The Company anticipates that substantially all of this backlog will be shipped and subsequently recognized as revenue during the first quarter of fiscal year 2005. As the Company was merely a distributor of these products, the corresponding sales generated lower gross margins compared to sales of products manufactured by the Company. During fiscal year 2004 and 2003, gross margins on these distribution sales were 22.3% and 26.0%, respectively. The Company incurred selling, general and administrative expenses in connection with its efforts to distribute these products. For fiscal years 2004 and 2003, distribution of these products resulted in a nominal loss on a fully allocated basis. As a result of the discontinuation of this distribution agreement, the Company has reduced and redirected selling, general and administrative resources in response to the related reduction in gross profit.

Product Orders

Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. During fiscal year 2004, product orders increased $157.5 million or 21.0% from the prior year. The growth in product orders was primarily driven by strength in the overall markets, demonstrated by year over year growth in all of the Company’s product categories and geographical regions. Additional factors contributing to the growth included good response to new products, the favorable impact of foreign currency exchange rate changes, and the consolidation of four more months of results from the Company’s Japan subsidiary during fiscal year 2004 as compared with the prior fiscal year.

Geographically, product orders increased 24% in the United States and 19% internationally. From a regional perspective, growth in international regions was primarily driven by Japan, which grew approximately 50% and Europe, which grew approximately 14%. The growth in the Japan region was driven by growth in the local economy, the consolidation of the Japan subsidiary for more periods during the current fiscal year, as discussed above, good response to new products and the favorable impact of foreign currency exchange rate fluctuations. The growth in the Europe region was driven partially by the stabilization of certain economies and markets within that region as well as good response to new products, but also from the favorable impact of foreign currency exchange rate fluctuations. The favorable impact of foreign currency exchange rates was attributable for total year over year growth of approximately $16.5 million, or 2%, mostly attributable to currency fluctuation in European and Japan. Growth in the United States was driven by the continued economic recovery of the markets into which the Company sells its products.

During fiscal years 2004 and 2003, the Company generated product orders of $96.2 million and $62.6 million, respectively, from distribution of Rohde and Schwarz products. As noted above, the Company discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004. The year over year growth from the distribution of these products was primarily in the United States.

Net Sales

Consolidated net sales during fiscal year 2004 increased $129.6 million, or 16%, over the previous year. International net sales increased 17% compared to the prior fiscal year, while net sales in the United States increased 16%. The increase in net sales in both the United States and internationally was primarily due to increased product orders in these geographies during fiscal year 2004, as discussed above. The increase in net sales attributable to higher product orders was partially offset by the increase in product backlog in the current fiscal year as compared to the prior year. In the current fiscal year, the Company increased product backlog by $34.3 million as compared with a $27.0 million increase in product backlog in the prior fiscal year. In addition to product sales, net sales also include revenues from service and component sales. As noted above, during the current fiscal year the Company increased product backlog, and therefore the increase in product orders was greater than the increase in product sales. The geographical distribution of sales is directly correlated to the geographical distribution of orders. However, as the Company increases or decreases the level of product backlog within any given fiscal year, this direct correlation may vary.

Product backlog at May 29, 2004 was $142.2 million, an increase of $34.3 million from product backlog of $107.9 million at May 31, 2003. Ending product backlog as of May 29, 2004 was approximately 8 weeks of product sales. Product backlog levels are affected by the timing of product orders received within the quarter. The Company maintains a general target for product backlog levels of 6 to 8 weeks of product sales.

During fiscal years 2004 and 2003, the Company generated revenue of $87.3 million and $58.2 million respectively, from Rohde and Schwarz distributed products and had related product backlog of approximately $23.0 million as of May 29, 2004. As noted above, the Company discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004.

Gross Profit and Gross Margin

Gross profit for fiscal year 2004 was $523.0 million, an increase of $117.3 million from gross profit of $405.7 million for the prior year. The increase in gross profit was attributable to the increase in sales volume during the current fiscal year as well as the increase in gross margin on those sales.

Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for fiscal year 2004 was 56.8%, an increase of 5.5 points over the prior year gross margin of 51.3%. Gross margin is affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments and other costs such as warranty repair and sustaining engineering. The improvement in gross margin during the current fiscal year was primarily attributable to higher sales volumes, which spread additional revenue over a partially fixed manufacturing cost structure, and favorable mix resulting from the shipment of higher margin products. Also contributing to the year over year increase was the positive impact of the Company’s explicit program to increase gross margin, whereby the Company reviewed all cost drivers within gross margin and created a focused effort on reducing these costs where appropriate. Additionally, gross margin was also impacted by consolidation of four more months of the Japan operations in the current fiscal year as compared with the prior year.

During fiscal year 2004 and 2003, gross margins on Rohde and Schwarz distribution sales were 22.3% and 26.0%, respectively. As noted above, the Company discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004.

Operating Expenses

In the current fiscal year, operating expenses included research and development expenses, selling general and administrative expenses, business realignment costs, net acquisition related credits and costs and net gains and losses from the sale of fixed assets. In prior years, operating expenses included the Company’s portion of the income or loss of Sony/Tektronix classified as Equity in business ventures’ loss in the Consolidated statement of operations. As noted above, this former joint venture is now a wholly-owned subsidiary of the Company and therefore the operating results are consolidated. Each of these categories of operating expenses is discussed further below. It should be noted that although a portion of operating expenses is variable and therefore will fluctuate with operating levels, many costs are fixed in nature and are therefore subject to increase due to inflation and annual labor cost increases. Additionally, the Company must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat or declining. Accordingly, as the Company makes cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure.

Research and development expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools. Such costs include labor and employee benefits, contract services, materials, equipment and facilities. Research and development expenses increased $29.2 million, or 29%, during fiscal year 2004 as compared with the prior year. This increase was primarily attributable to higher labor related expense and elevated levels of spending on new product development, as well as the impact of consolidating four more months of the Japan operations in the current fiscal year as compared with the prior year. Labor related spending increased approximately $10.3 million, of which $9.2 million was associated with increased variable incentive expense. The remaining difference is the net effect of annual salary increases offset by reduced headcount and one less week of operations in the current fiscal year. The Company continuously invests in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process. At times, the Company may focus certain engineering resources on the maintenance of the current product portfolio, (sustaining engineering), which is expensed in Cost of goods sold in the Consolidated statements of operations. During the current year the Company used proportionally more of these engineering resources in new product development, thereby increasing research and development expense. Additionally, the Company incurred higher expenses associated with engineering materials as a result of the current projects’ stages of development. As the Company was a distributor of Rohde and Schwarz products, there was no research and development expense associated with the sale of these products.

Selling, general and administrative (“SG&A”) expenses increased $30.4 million, or $12% in the current fiscal year as compared with the prior year. This increase in SG&A was primarily attributable to increased labor related expense, increased sales commissions and additional expense associated with the consolidation of the Japan subsidiary for more periods in the current fiscal year than in the prior year. Labor related expense increased approximately $17.4 million, primarily driven by $12.5 million of higher variable incentives expense as well as additional increases for annual salary raises. These increases were partially offset by cost savings of $4.9 million from headcount reduction actions as well as savings associated with one less week in the current fiscal year as compared with the prior fiscal year. Sales commissions increased $6.6 million over the prior year as a result of the increased order rate in the current fiscal year as discussed above. The consolidation of the Japan subsidiary for more periods in the current fiscal year resulted in approximately $9.1 million of additional SG&A expense.

As noted above, the Company incurred selling, general and administrative expenses to distribute Rohde and Schwarz produced products. These costs included direct expenses to market and sell these products as well as the allocation of corporate overhead. Upon discontinuation of this distribution agreement, the Company has reduced and redirected selling, general and administrative expenses in response to the related reduction in gross profit.

Equity in business venture’s loss in fiscal year 2003 represented the Company’s 50% share of net loss from the Sony/Tektronix joint venture. The Company completed the acquisition of Sony/Tektronix in the second quarter of fiscal year 2003 and results subsequent to the acquisition date have been consolidated in the operating results of the Company.

Business realignments costs represent actions to realign the Company’s cost structure in response to dramatic changes in operating levels or a significant acquisition or divestiture. These costs primarily comprise severance costs for reductions in employee headcount and costs associated with the closure of facilities and subsidiaries. In recent years, business realignment costs have primarily been associated with the realignment of the Company’s cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with the Company’s acquisition of Sony/Tektronix. In many cases, and especially in foreign countries, these actions may take significant time to execute. Accordingly, the Company has continued to experience business realignment costs throughout fiscal year 2004 for actions planned in response to the reductions in operating levels experienced in fiscal year 2002 and 2003. During fiscal year 2004 the Company incurred business realignment costs of $22.8 million, a reduction from expense of $34.6 million in the prior fiscal year. The reduction from the prior year is the result of the previously planned actions being executed and recognized with fewer additional actions needing to be planned as business levels stabilized. Business realignment costs associated with the acquisition of Sony/Tek were $0.1 million in fiscal year 2004 for severance related costs and $14.5 million in fiscal year 2003 which included $11.2 million for severance related costs and $3.3 million for pension curtailment and settlement losses for 155 former employees. For a full description of the components of business realignment costs please refer to the Business Realignment Costs section above in this Management Discussion and Analysis.

Acquisition related (credits) costs, net included incremental credits and costs incurred as a direct result of the integration of significant acquisitions. The acquisition related credits and costs for fiscal years 2004 and 2003 are solely related to the Company’s acquisition of Sony/Tektronix discussed above. During fiscal year 2004, the Company recognized net credits resulting from two significant gains, which were partially offset by certain costs. A tabular summary of the activity is as follows:

	2004	2003
	(In thousands)
Gain on Japan pension restructuring	$(36,741)	$—
Gain on sale of Shinagawa, Japan property	(22,525)	—
Other Shinagawa, Japan asset disposals	216	—
Impairment of Gotemba, Japan property held-for-sale	3,063	—
Transition costs	4,962	3,521
Acquisition related (credits) costs, net	$(51,025)	$3,521

The gain on pension restructuring resulted from the substantial settlement of the defined benefit pension plans in Japan during the second quarter of the current fiscal year, which is further described in Note 27 to the Consolidated Financial Statements. The gain on sale of Shinagawa, Japan property resulted from sale of the previous Japan headquarters building during the third quarter of the current fiscal year. The Company is currently actively marketing a second property located in Gotemba, Japan, and incurred the $3.1 million impairment charge of this property in the third quarter of the current fiscal year to properly reflect its carrying amount at the estimated net selling price. Transition costs represent incremental costs incurred to integrate the operations of the acquired entity into the on-going operations of the Company. In the fourth quarter of fiscal year 2004, the Company offered voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with the Company through August 2005 while the Company completes its plan to transition manufacturing operations to other locations. Accordingly, the Company will recognize a liability for retention bonuses for 48 employees of approximately $3.7 million ratably through August 2005. During the fourth quarter of fiscal year 2004, the Company recognized an expense of $0.6 million for the retention bonuses, which are included in Acquisition related (credits) costs, net on the Consolidated Statements of Operations.

Non-Operating Income/Expense

Interest income during fiscal year 2004 decreased $6.4 million from the prior fiscal year. The decrease in interest income was due to a lower average balance of invested cash as well as lower yields on invested cash.

Interest expense during fiscal year 2004 decreased $4.7 million as compared with fiscal year 2003. The decrease in interest expense was largely due to a lower average balance of outstanding debt due to the Company’s retirement of $56.3 million of outstanding debt in the first quarter of fiscal year 2004 on the scheduled payment date of August 1, 2003. In addition, the Company paid the outstanding principal balance in full on the TIBOR+1.75% debt facility during fiscal year 2004. For additional discussion of the Company’s borrowing activity please refer to the Financial Condition, Liquidity and Capital Resources section below.

Other non-operating income (expense), net of $6.2 million during fiscal year 2004, included a net realized gain of $7.3 million recorded during the third quarter in conjunction with the sale of 400,000 shares of common stock of Merix Corporation as discussed further in Note 8 to the Consolidated Financial Statements.

Income Taxes

Income tax expense for fiscal year 2004 was $49.1 million, resulting in an effective tax rate of 29%. During the prior fiscal year, the Company realized an overall tax benefit of $1.8 million due to a $12.5 million benefit resulting from the settlement of the IRS audit of the Company’s fiscal year 1998, 1999 and 2000. This benefit in fiscal year 2003 was offset in part by income tax expense of $10.7 million, which was recorded at an effective tax rate of 32%. The decrease in the effective tax rate from 32% in the prior fiscal year to 29% during the current fiscal year was due to the resolution of certain tax contingencies as well as the net utilization of previously impaired foreign tax credits. The effective tax rate was impacted by a variety of estimates, including the amount of income during fiscal year 2004 and the mix of that income between foreign and domestic sources. To the extent the estimates of these and other amounts change, the effective tax rate may change accordingly.

Discontinued Operations

During fiscal year 2003, management of the Company approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly-owned subsidiary of the Company. Gage, located in Montreal, Canada, produced PC-based instruments products. The divestiture of this entity was consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less aligned with strategic objectives. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. During the first quarter of fiscal year 2004, the Company sold the operations of Gage to a third party. The Company classified this subsidiary as held-for-sale during fiscal year 2003 and recorded an after-tax impairment charge of $2.2 million to write-down the carrying value of assets to the net realizable value less estimated selling costs. Upon sale of this entity in the current fiscal year, the Company recorded an after-tax loss on sale of $1.3 million.

Loss from discontinued operations in the current fiscal year also included an additional net loss from the sale of the optical parametric test business due to settlement of additional costs arising after the sale, which closed in the third quarter of fiscal year 2003. Loss from discontinued operations in the prior fiscal year included operating losses from Gage and the optical parametric test business, as well as operating losses from VideoTele.com, which was sold during the second quarter of fiscal year 2003. Offsetting these losses in the prior fiscal year is a $13.0 million gain resulting from resolution of certain estimated liabilities related to the sale of the Company’s Color Printing and Imaging Division, which is discussed in more detail in Note 6.

Net Earnings (Loss)

For fiscal year 2004, the Company recognized consolidated net earnings of $116.1 million, an increase of $90.8 million from net earnings of $25.3 million for fiscal year 2003. The current year increase was largely due to overall increased sales, higher gross profit, the $36.7 million pension gain in Japan recorded during the second quarter of the current fiscal year, as well as the gain of $22.5 million from the sale of property in Japan recorded in the third quarter. These increases were partially offset by additional operating expenses from the consolidation of the Japan subsidiary.

Earnings (Loss) Per Share

The increase in earnings per share is a result of the increased net earnings discussed above, and to a lesser extent, decreased weighted average shares outstanding in the current year as a result of shares repurchased by the Company.

Fiscal Year 2003 Compared to Fiscal Year 2002

Economic Conditions

Beginning in the second half of fiscal year 2001, and continuing through fiscal year 2002, economic conditions had a significant negative impact on many markets into which the Company sold products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. During fiscal year 2003, these economic conditions continued to affect many of the markets into which the Company sold products, although the impacts were less severe than in the prior years and certain markets appeared to begin to stabilize. From a geographical perspective, the Company began to see the economic environment stabilize in the United States and Japan. These regions experienced large declines in the prior year.

In response to reduced levels of orders and associated sales, the Company incurred significant business realignment costs during fiscal years 2002 and 2003. The Company incurred business realignment costs of $34.6 million during fiscal year 2003 to reduce the Company’s cost structure in order to provide an amount of operating income that management believed was appropriate at the current sales levels and to adjust the cost structure of the newly acquired Japan subsidiary.

Product Orders

Product orders for fiscal year 2003 were $750.3 million, an increase of $62.9 million or 9% from product orders of $687.4 million for fiscal year 2002. This increase was primarily due to the incremental impact of $35.0 million from acquisition of the Japan subsidiary. To a lesser extent, the increase was also due to favorable customer acceptance of recently introduced products, an extra week of operations in fiscal year 2003, which had 53 weeks as compared with 52 weeks in the prior year, as well as higher than average cancellations in the first quarter of fiscal year 2002, which resulted from the impact of the economic conditions noted above.

Orders from the Americas for fiscal year 2003 were $321.6 million, a decrease of $8.0 million or 2% from the prior year. This decrease was largely due to orders from the Other Americas, which decreased to $20.4 million, or 26% from orders of $27.4 million in the prior year. Orders from the United States for fiscal year 2003 were $301.2 million, a decrease of $0.9 million from orders of $302.1 million in the prior year. The slight decrease in orders in the Americas was a result of the economic conditions noted above, which continued to impact the Company during fiscal year 2003. Orders from Japan were $99.1 million, an increase of $44.5 million or 82% from fiscal year 2002. This increase in Japan orders was primarily due to the $35 million incremental impact from inclusion of orders from the newly acquired Japan subsidiary. The Company completed the acquisition of the subsidiary in the second quarter of fiscal year 2003. For an additional discussion of this acquisition, see the Acquisition section of this Management’s Discussion and Analysis. Orders from the Pacific, excluding Japan, were $169.6 million, up $24.5 million or 17% from the prior year. This growth was primarily due to strong demand in China, Korea and Taiwan for general purpose products. As noted above, the economic conditions had a less severe impact on operations in the Pacific region. Orders from Europe increased slightly to $160.0 million, an increase of $1.9 million or 1% from fiscal year 2002, which benefited from favorable currency impact offset by continued difficult economic conditions in that region.

Net Sales

Net sales for fiscal year 2003 were $791.0 million, a decrease of $19.3 million from net sales of $810.3 million in the same period of the prior year. The decrease in net sales was the net result of two primary factors. First, the Company entered fiscal year 2002 with a substantial amount of order backlog, which was then reduced by $71.9 million during fiscal year 2002 to generate sales. Accordingly, sales for fiscal year 2002 were comparatively large when compared to the orders for that fiscal year. Second, the decline in sales from fiscal year 2002 to 2003 was partially offset by the acquisition of the Japan subsidiary, which provided approximately $42 million of additional sales.

Net sales from the Americas for fiscal year 2003 were $353.0 million, a decrease of $70.5 million or 17% from the prior year. This decrease comprised the United States, which decreased to $332.7 million, down 15%, from $393.0 million in the prior year and the Other Americas, which decreased to sales of $20.3 million, down 34% from $30.5 million in the prior year. The decrease in the Americas was primarily the result of lower backlog levels, which constrained the Company’s ability to generate sales through the reduction of backlog as noted above. Net sales from Japan were $107.1 million, an increase of $39.8 million or 59% from sales in fiscal year 2002, primarily due to a $42 million increase resulting from the incremental impact of consolidation of the newly acquired Japan subsidiary. In addition, sales from the Pacific, excluding Japan, were $163.2 million, up $20.0 million or 14% from the prior year. This increase in the Pacific region was the result of increased orders in this region during these comparative periods. Sales from Europe declined to $167.7 million, a decrease of $8.6 million or 5% from fiscal year 2002 largely due to lower backlog levels in fiscal year 2003 as compared to fiscal year 2002.

Gross Profit and Gross Margin

Gross profit for fiscal year 2003 was $405.7 million, an increase of $5.1 million or 1% from gross profit in fiscal year 2002. Gross margin as a percentage of net sales was 51% in fiscal year 2003 compared to 49% in the preceding year. The improvement in gross margin was attributable to the positive impact of consolidating Tektronix Japan since the second quarter of the current year. In addition, charges associated with the impairment of inventory were approximately $11.7 million in fiscal year 2003, a decrease of $8.8 million as compared with charges of approximately $20.5 million during the prior year. Inventory impairment activity in fiscal year 2002 was abnormally high due to the dramatic decline in orders from fiscal year 2001 levels. The Company’s gross margin was also favorably impacted by actions taken to reduce the cost structure in the manufacturing areas to better align with the lower order levels.

Operating Expenses

Operating expenses for fiscal year 2003, including business realignment and acquisition related costs, were $389.8 million, an increase of $20.7 million from $369.1 million for fiscal year 2002. Operating expenses in fiscal year 2003 included $36.1 million of incremental operating expenses resulting from the consolidation of Tektronix Japan. Business realignment costs and acquisition related costs were $38.1 million, an increase of $11.1 million from $27.0 million for fiscal year 2002. These increases were partially offset by the favorable impact of cost reduction actions implemented by the Company. Cost reductions were primarily being achieved through reductions of headcount and to a lesser extent, through lower discretionary spending. This resulted in operating income of $15.9 million, or 2% of net sales during fiscal year 2003, compared with operating income of $31.5 million, or 4% of net sales in the preceding year.

Research and development expenses for fiscal year 2003 were $101.1 million or 13% of net sales, as compared with $112.4 million or 14% of net sales in fiscal year 2002. The $11.3 million decrease was the net result of higher spending in the preceding year associated with the timing of new product development, partially offset by an extra week of operations in fiscal year 2003 and $6.8 million of incremental expense from the consolidation of Tektronix Japan. The Company had initiated many actions to reduce its cost structure during fiscal years 2002 and 2003, but the approach to research and development expenses had been very targeted to preserve critical product development in core strategic product categories.

Selling, general and administrative expenses for fiscal year 2003 were $247.6 million or 31% of net sales, an increase of $26.8 million, as compared with $220.8 million or 27% of net sales during fiscal year 2002. The increase in selling, general and administrative expenses for fiscal year 2003 reflected $28.7 million of incremental expense from the consolidation of Tektronix Japan and an extra week of operations in fiscal year 2003. These increases were partially offset by the impact of headcount reductions and other cost restructuring actions enacted by the Company.

Equity in business venture’s loss represented the Company’s 50% share of net loss from Sony/Tektronix. During the second quarter of fiscal year 2003, the Company completed the acquisition of Sony/Tektronix.

Results prior to the date of acquisition were included in Equity in business venture’s loss at Tektronix’ ownership percentage. Results subsequent to the acquisition date had been consolidated in the operating results of the Company. See the discussion in the Acquisitions section of the Management’s Discussion and Analysis for further information on this acquisition. Equity in business venture’s loss was $2.9 million for fiscal year 2003, compared with equity losses of $4.0 million in fiscal year 2002.

The Company incurred $34.6 million of business realignment costs in fiscal year 2003 for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. The Company incurred $26.5 million of severance and related costs for the termination of 524 employees resulting from actions to align the Company’s cost structure with the reduced sales levels resulting from the recent economic conditions discussed above, actions taken to align the cost structure of Tektronix Japan and adjustments to estimates in prior years. These severance costs included $11.2 million for 155 former employees of Tektronix Japan and $3.3 million for pension curtailment and settlement losses for the employees terminated in Japan. An impairment charge of $9.1 million was recognized to write-down an intangible asset for acquired Bluetooth technology. The closure of certain foreign and domestic operations resulted in credits totaling $1.3 million for accumulated translation gains and $0.3 million primarily for other asset write-downs and contractual obligations. The Company reversed $2.0 million for a facility lease obligation due to the sale of the Company’s optical transmission test product line in the second quarter of fiscal year 2003. The Company accrued $2.0 million during fiscal year 2003 associated with the exiting of facilities previously utilized for optical transmission test. See the Business Realignment Costs section of the Management’s Discussion and Analysis and Note 7 in the Notes to Consolidated Financial Statements for further information on business realignment costs.

The Company incurred acquisition related costs of $3.5 million in fiscal year 2003. These costs represented direct incremental costs incurred as a result of the Sony/Tektronix Acquisition completed during the second quarter of fiscal year 2003. See the discussion in the Acquisitions section of the Management’s Discussion and Analysis for further information on this acquisition.

The Company recognized a loss on disposal of fixed assets of $0.1 million in fiscal year 2003. This compared with a loss on sale of fixed assets of $5.8 million in fiscal year 2002. The change from the prior year was largely due to the $3.2 million impairment of a building in the second quarter of fiscal year 2002.

Non-Operating Income/Expense

Interest expense was $6.9 million for fiscal year 2003 as compared with $10.2 million in fiscal year 2002. The overall decrease in interest expense was due to a reduction in the average balance of outstanding debt primarily from the extinguishment of $41.8 million of long-term debt on the scheduled payment date of August 15, 2002.

Interest income was $28.0 million for fiscal year 2003 as compared with $34.6 million in fiscal year 2002. The decrease in interest income was primarily due to a lower average rate of return on invested cash in fiscal year 2003 as compared to average returns in fiscal year 2002. This reduction in average returns was due to decreases in interest rates during these periods. The decrease in interest income was also partially attributable to a lower average balance of cash and marketable investments during fiscal year 2003 as compared to fiscal year 2002.

Other expense, net was $3.7 million for fiscal year 2003 as compared with $4.3 million in fiscal year 2002. This included items such as foreign currency exchange and other miscellaneous fees and expenses.

Income Taxes

Income tax (benefit) expense from continuing operations was a net benefit of $1.8 million for fiscal year 2003 as compared with an expense of $18.1 million in fiscal year 2002. In the first quarter of fiscal year 2003, the Company recorded a $12.5 million tax benefit resulting from the favorable settlement of IRS audits for the Company’s fiscal years 1998, 1999 and 2000. Before the impact of this $12.5 million tax benefit, the Company’s effective tax rate for fiscal year 2003 was 32% as compared with 35% for the fiscal year 2002. The reduction in effective tax rate was the result of effective tax planning strategies employed by the Company.

Income from Continuing Operations

Income from continuing operations was $35.1 million, or 4% of sales for fiscal year 2003, compared with $33.6 million, or 4% of sales for fiscal year 2002.

Discontinued Operations

In the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of the optical parametric test business. The loss from sale of the optical parametric test business of $17.1 million, net of income taxes, for fiscal year 2003 included a $15.3 million write down, net of income taxes, of the carrying value of net assets which were adjusted to estimated selling price less costs to sell. Loss from operations of the optical parametric test business was $2.6 million, net of income taxes, in fiscal year 2003 compared to $0.2 million in fiscal year 2002.

During fiscal year 2003, the Company reversed accrued liabilities totaling $16.3 million, net of income taxes, which were originally recorded in connection with the sale of CPID in January 2000. These amounts were reversed as new information became available to the Company. For additional discussion of the CPID divestiture see the Discontinued Operations section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in the Discontinued Operations section above, the Company sold the VT.c subsidiary on November 7, 2002. The VT.c subsidiary was treated as a discontinued operation. Loss from discontinued operations of VT.c was $2.6 million for fiscal year 2003 compared to a net loss of $1.9 million in fiscal year 2002. In fiscal year 2003, the Company incurred additional transaction-related fees and other costs of $0.6 million, net of income taxes, related to this sale.

In the fourth quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its Gage subsidiary. The Company recognized an impairment charge of $2.2 million, net of income taxes, in fiscal year 2003 to write down the net assets of Gage to net realizable value less estimated selling costs. Loss from operations of Gage was $0.9 million, net of income taxes, in fiscal year 2003 compared to $1.0 million, net of income taxes, in fiscal year 2002.

Net Earnings/Loss

The Company recognized net earnings of $25.3 million for fiscal year 2003, a decrease of $7.4 million from $32.7 million recognized in fiscal year 2002. This decrease was due to a number of factors, which included an $11.1 million pre-tax increase in business realignment costs and acquisition related costs over the preceding year and a $17.1 million net loss on the sale of the optical parametric test business. These charges were partially offset by a $16.3 million reversal of liabilities, net of tax, related to the sale of CPID discussed above; and the $12.5 million income tax benefit from favorable settlement of the IRS audit recorded in fiscal year 2003.

Earnings Per Share

The Company recognized basic and diluted earnings per share of $0.29 for fiscal year 2003. For fiscal year 2002, the Company recognized basic and diluted earnings per share of $0.36 and $0.35, respectively. The decrease in earnings per share was a result of decreased net earnings discussed above which was offset by a decrease in the weighted average basic and diluted shares outstanding due to shares repurchased by the Company during fiscal years 2003 and 2002.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Flows. The following table is a summary of the Company’s Consolidated Statements of Cash Flows:

	2004	2003	2002
	(In thousands)
Cash provided by (used in):
Operating activities	$133,889	$70,753	$86,757
Investing activities	(11,726)	(4,719)	(55,553)
Financing activities	(167,194)	(143,455)	(59,556)

Operating Activities. Cash provided by operating activities for fiscal year 2004 increased $63.1 million in fiscal year 2004 as compared with the prior fiscal year. The most significant factor contributing to this increase was the $90.8 million increase in net earnings in the current fiscal year. The impact of net earnings on cash provided by operating activities was also affected by noncash gains and charges, such as the gain on Japan pension restructuring, and accruals of expenses for which the related cash outflow will occur in a subsequent period, such as annual incentive compensation and deferred taxes. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented in the Consolidated Statements of Cash Flows. Approximately $29.8 million of annual incentive compensation accrued during fiscal year 2004 was paid subsequently in July 2004.

During fiscal year 2004, the Company made a cash contribution of $30.0 million to the U.S. cash balance pension plan. This funding reduced Other long-term liabilities on the Consolidated Balance Sheet. Subsequent to the current fiscal year, the Company made a voluntary contribution of $46.5 million to the U.S. cash balance plan in June 2004. Depending on the future market performance of the pension plan assets, the Company may make additional large cash contributions to the plan in the future.

Investing Activities. Net cash flow from investing activities was an outflow of $11.7 million during fiscal year 2004 as compared with an outflow of $4.7 million in the prior fiscal year. The increase in net cash outflow from investing activities was primarily attributable to net purchases of short-term and long-term investment securities. The increased investment in these securities was a result of investing the positive operating cash flow generated within the fiscal year. The outflow for investment purchases was partially offset by a net cash inflow of $31.1 million from purchases and sales of fixed assets. The Company expended $18.6 million for capital expenditures and realized $49.7 million of proceeds on sales of fixed assets. Sales of fixed assets included proceeds of $46.0 million from the sale of the Shinagawa, Japan property.

Financing Activities. Cash used in financing activities increased $23.7 million in fiscal year 2004 as compared with cash used in financing activities during fiscal year 2003. Financing activities in fiscal year 2004 included repayment of $118.5 million of long-term debt primarily resulting from the August 1, 2003 scheduled 7.5% notes repayment of $56.3 million and the repayment of the full outstanding principal balance of $60.9 million on the TIBOR+1.75% debt facility. Debt repayments in the prior fiscal year were $42.8 million. During fiscal year 2004 the Company repurchased 2.7 million shares of outstanding common stock totaling $72.4 million, a reduction from prior year share repurchases of $108.4 million. In the current year the Company had a financing cash outflow of $10.2 million for the payment of dividends to shareholders. There were no dividends paid to shareholders in the prior fiscal year. These cash outflows were partially offset by proceeds from employee stock plans of $33.9 million in the current fiscal year, an increase from proceeds of $7.7 million in the prior fiscal year. The increase in proceeds from employee stock plans was primarily due to increased option exercise activity in fiscal year 2004 as compared with the prior fiscal year.

The above noted repurchases of common stock were made under an authorization approved by the Company’s Board of Directors. On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. As of May 29, 2004, the Company had repurchased a total of 17.1 million shares at an average price of $22.69 per share totaling $388.8 million under this authorization. The reacquired shares were immediately retired, in accordance with Oregon corporate law.

At May 29, 2004, the Company maintained unsecured bank credit facilities totaling $58.1 million, of which $55.0 million was unused. Concurrent with the Sony/Tektronix acquisition on September 30, 2002, an agreement was entered into to borrow up to 9 billion Yen at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate. During fiscal year 2004, the Company repaid 6.5 billion Yen or approximately $60.9 million, which represented all of the outstanding principal balance and cancelled the debt facility.

Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations through fiscal year 2005.

The following table summarizes the Company’s contractual obligations at May 29, 2004:

	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Long-term debt	$916	$420	$496	$—	$—
Operating leases (1)	35,817	15,681	15,507	3,412	1,217
Non-cancelable purchase commitments (1)	8,714	8,023	691	—	—
Defined contribution plan in Japan (2)	14,641	2,092	4,181	4,181	4,187
Employee severance (3)	5,781	5,781	—	—	—
Retention bonuses in Gotemba, Japan (4)	3,700	—	3,700	—	—
	$69,569	$31,997	$24,575	$7,593	$5,404

_______________

(1)	The non-cancelable operating leases and purchase commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America.

(2)	Represents the current balance of the funding commitment upon establishment of the new defined contribution plan to be paid in annual installments over a remaining period of seven years.

(3)

Represents the current balance of employee severance obligations from business realignment actions. The majority of the payments are expected to be paid within the next fiscal year, however, payments outside of the U.S., especially in Europe, may extend beyond one year.

(4)

Represents estimated future payment of retention bonuses to employees in Gotemba, Japan who accepted the voluntary incentive program to remain with the Company through August 2005 while the Company completes its plan to transition manufacturing operations to other locations.

Working Capital

The following table summarizes working capital as of May 29, 2004 and May 31, 2003:

	May 29, 2004	May 31, 2003
	(In thousands)
Current assets:
Cash and cash equivalents	$149,011	$190,387
Short-term marketable investments	90,956	109,885
Trade accounts receivable, net of allowance for doubtful accounts of $3,013 and $3,756, respectively	133,150	100,334
Inventories	102,101	92,868
Other current assets	69,812	83,816
Assets of discontinued operations	—	7,938
Total current assets	545,030	585,228
Current liabilities:
Accounts payable and accrued liabilities	133,628	101,753
Accrued compensation	89,212	58,193
Current portion of long-term debt	420	56,584
Deferred revenue	25,247	19,551
Liabilities of discontinued operations	—	651
Total current liabilities	248,507	236,732
Working capital	$296,523	$348,496

The Company’s working capital decreased in the current year by $52.0 million. Current assets decreased in the current year by $40.2 million, largely due to decreases of $41.4 million in cash and cash equivalents and $18.9 million in short-term marketable investments. The decreases in cash and cash equivalents and short-term marketable investments were primarily due to the repositioning of these assets into long-term marketable investments to achieve higher interest yields. Other current assets decreased by $14.0 million, the net result of the sale of property classified as held-for-sale located in Shinagawa, Japan in the third quarter of fiscal year 2004, offset by the classification of property located in Gotemba, Japan to held-for-sale in the third quarter of fiscal year 2004. The increase in accounts receivable was due to the timing of shipments at the end of the fourth quarter of the current fiscal year. The increase in inventories was due to the timing of shipments of finished goods inventory and timing of materials purchases. Current liabilities increased $11.8 million, primarily from an increase of $31.9 million in accounts payable and accrued liabilities largely due to timing of manufacturing purchases and an increase of $31.0 million in accrued compensation largely related to the accrual of fiscal year incentives. These current liability increases were partially offset by the repayment of $56.3 million of the Company’s 7.5% notes payable on August 1, 2003. Assets and liabilities of discontinued operations were zero as of May 29, 2004 due to the sale of Gage during the first quarter of fiscal year 2004.

Recent Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 were required to be applied starting with fiscal years beginning after June 15, 2002, however early adoption was encouraged. The Company early adopted the provisions of SFAS No. 143 as of May 27, 2001. As a result of the early adoption of this statement, the Company recorded an expense of $1.5 million for retirement obligations of certain long-lived assets during fiscal year 2002, which is included in Loss on disposal of fixed assets on the Consolidated Statements of Operations.

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

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”) was issued by the FASB. SFAS No. 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to clarify the definition of a derivative and incorporates many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement is effective for contracts entered into or modified after June 30, 2003 and has been applied prospectively after that date. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003, without a material impact on the Company’s consolidated financial statements.

At the November 12–13, 2003 meeting, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2004. At the March 17–18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities. This consensus will be effective beginning with the second quarter of fiscal year 2005. The Company is currently evaluating the impact of this consensus on the Consolidated Financial Statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.” SFAS No. 132 (revised 2003) revised employers’ disclosures about pension plans and other postretirement benefit plans. It did not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS

No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are included in the Company’s fiscal year 2004 consolidated financial statements and certain interim disclosures will commence with the first quarter of fiscal year 2005.

Risks and Uncertainties

Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” that precedes Item 1 of this Form 10-K.

Market Risk and Cyclical Downturns in the Markets in Which Tektronix Competes

Tektronix’ business depends on capital expenditures of manufacturers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment, including test and measurement equipment manufactured and marketed by Tektronix. In particular, the telecommunications industry, including but not limited to the optical segment, has experienced more dramatic declines than other industries. In addition, the severity and length of any downturn may also affect overall access to capital, which could adversely affect the Company’s customers across many industries. During periods of reduced and declining demand, Tektronix may need to rapidly align its cost structure with prevailing market conditions while at the same time motivating and retaining key employees. While the economy had recovered by fiscal year 2004, no assurance can be given regarding the length or extent of the recovery, and no assurance can be given that Tektronix’ net sales and operating results will not be adversely impacted by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in these industries.

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

Competition

Tektronix competes with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies. Other competitors include Acterna Corporation, Anritsu Corporation, LeCroy Corporation, Rohde & Schwarz, Spirent PLC, Yokogawa Electric Corporation and many other smaller companies. In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability and price. Some of the Company’s competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which Tektronix competes. The Company faces pricing pressures that may have an adverse impact on the Company’s earnings. If the Company is unable to compete effectively on these and other factors, it could have a material adverse affect on the Company’s results of operations, financial condition or cash flows. In addition, the Company enjoys a leadership position in certain core product categories, and continually develops and introduces new products designed to maintain that leadership, as well as to penetrate new markets. Failure to develop and introduce new products that maintain a leadership position or that fail to penetrate new markets, may adversely affect operating results.

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

Worldwide Economic and Market Conditions

The Company maintains operations in four major geographies: the Americas, including the United States, and Other Americas, which includes Mexico, Canada and South America; Europe, which includes Europe, Russia, the Middle East and Africa; the Pacific, which includes China, India, Korea and Singapore; and Japan. During the last fiscal year, more than half of the Company’s revenues were from international sales. In addition, some of the Company’s manufacturing operations and key suppliers are located in foreign countries, including China, where the Company expects to further expand its operations. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business globally, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and acts of terrorism, epidemic disease or other health concerns and changes in other economic or political conditions. These factors, among others, could influence the Company’s ability to sell in global markets, as well as its ability to manufacture products or procure supplies. A significant downturn in the global economy or a particular region could adversely affect the Company’s results of operations, financial position or cash flows.

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

Environmental Risks

Tektronix is subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of its hazardous chemicals used during the Company’s manufacturing process. The Company has closed a licensed hazardous waste management facility at its Beaverton, Oregon campus and has entered into a consent order with the Oregon Department of Environmental Quality requiring certain remediation actions (see Part I, Item 1, “Environment” above). If Tektronix fails to comply with the consent order or any present or future regulations, the Company could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict the Company’s ability to expand its facilities or could require Tektronix to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.

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

Successful Integration of Inet, Technologies, Inc.

The proposed transaction to acquire Inet is subject to a number of contingencies, including approval by Inet’s shareholders and regulatory approvals. Failure to satisfy those contingencies will prevent closing the transaction and will prevent the planned merger of the two companies.

The successful integration of the Inet business is subject to a number of risk factors which could materially adversely affect Tektronix’ consolidated results of operations, financial condition and cash flows. These risks include:

•	The necessity of coordinating geographically separated organizations

•	Integrating personnel with diverse business backgrounds

•	Integrating Inet’s technology and products

•	Combining different corporate cultures

•	Retaining key employees

•	Maintaining customer satisfaction and current bid processes

•	Maintaining product development schedules

•	Coordinating sales and marketing activities

•	Preserving important distribution relationships

•	Diversion of management’s attention with consequent negative impact upon the Company’s execution of its overall strategy

•	Failure to realize upon expected cost savings and other synergies from the merger

Discontinuation of Rohde and Schwarz Distribution Agreement

Effective June 1, 2004, Tektronix no longer distributes Rohde & Schwarz products. Discontinuation of this distribution agreement will result in the loss of the associated revenue and gross profit. While the Company has implemented specific actions to offset the associated decrease in gross profit by reducing and redirecting certain costs, there is a risk that these targeted actions will not be sufficient, it may take longer to complete these actions than originally anticipated, or involve additional risks that were not foreseen by the Company.

Other Risk Factors

Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or the Company’s business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of the Company’s sales are generated from orders received during each quarter, significant modifications to existing information systems, and the susceptibility of assets in the Company’s pension plans to market risk and other risk factors.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risk

The Company is exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.

The Company maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, was two years or less. Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of May 29, 2004 would reduce the market value by $2.4 million, which would be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold.

At May 29, 2004, the Company had no bond indebtedness. The bonds were retired on August 1, 2003.

The Company is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation, Tut Systems, Inc., and other companies. The Company has not entered into any hedging programs to mitigate equity price risk. An adverse change of 20% in the value of these securities would reduce the market value by $2.8 million, which would likely be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold. If the adverse change results in an impairment that is considered to be other-than-temporary, the loss on impairment would be charged to net earnings on the Consolidated Statements of Operations.

The Company is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. The Company utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. The Company’s policy is to only enter into derivative transactions when the Company has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At May 29, 2004, there were no forward foreign currency exchange contracts.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Tektronix, Inc.

We have audited the accompanying consolidated balance sheets of Tektronix, Inc. and subsidiaries (“the Company”) as of May 29, 2004 and May 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years ended May 29, 2004, May 31, 2003 and May 25, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tektronix, Inc. and subsidiaries as of May 29, 2004 and May 31, 2003, and the results of their operations and their cash flows for the fiscal years ended May 29, 2004, May 31, 2003 and May 25, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
August 11, 2004

Consolidated Statements of Operations

	For the fiscal years ended
	May 29, 2004	May 31, 2003	May 25, 2002
	(In thousands, except per share amounts)
Net sales	$920,620	$791,048	$810,300
Cost of sales	397,577	385,305	409,676
Gross profit	523,043	405,743	400,624
Research and development expenses	130,386	101,137	112,389
Selling, general and administrative expenses	277,993	247,605	220,784
Equity in business venture’s loss	—	2,893	3,971
Business realignment costs	22,765	34,551	26,992
Acquisition related (credits) costs, net	(51,025)	3,521	—
Gain on sale of the Video and Networking division	—	—	(818)
Loss on sale of fixed assets	1,134	108	5,808
Operating income	141,790	15,928	31,498
Interest income	21,565	27,997	34,621
Interest expense	(2,208)	(6,874)	(10,214)
Other non-operating income (expense), net	6,165	(3,746)	(4,280)
Earnings before taxes	167,312	33,305	51,625
Income tax expense (benefit)	49,087	(1,843)	18,069
Net earnings from continuing operations	118,225	35,148	33,556
Loss from discontinued operations, net of income taxes	(2,130)	(9,819)	(867)
Net earnings	$116,095	$25,329	$32,689
Net earnings per share from continuing operations—basic	$1.40	$0.40	$0.37
Net earnings per share from continuing operations—diluted	1.37	0.40	0.36
Loss per share from discontinued operations—basic	(0.03)	(0.11)	(0.01)
Loss per share from discontinued operations—diluted	(0.02)	(0.11)	(0.01)
Earnings per share—basic	1.37	0.29	0.36
Earnings per share—diluted	$1.35	$0.29	$0.35
Weighted average shares outstanding—basic	84,720	87,105	91,439
Weighted average shares outstanding—diluted	86,038	87,367	92,263

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

	May 29, 2004	May 31, 2003
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$149,011	$190,387
Short-term marketable investments	90,956	109,885
Trade accounts receivable, net of allowance for doubtful accounts of $3,013 and $3,756, respectively	133,150	100,334
Inventories	102,101	92,868
Other current assets	69,812	83,816
Assets of discontinued operations	—	7,938
Total current assets	545,030	585,228
Property, plant and equipment, net	105,310	129,757
Long-term marketable investments	463,878	412,090
Deferred tax assets	105,886	144,134
Goodwill, net	79,774	73,736
Other long-term assets	30,825	39,765
Total assets	$1,330,703	$1,384,710

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$133,628	$101,753
Accrued compensation	89,212	58,193
Current portion of long-term debt	420	56,584
Deferred revenue	25,247	19,551
Liabilities of discontinued operations	—	651
Total current liabilities	248,507	236,732
Long-term debt	496	55,002
Other long-term liabilities	211,120	313,750
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value (authorized 1,000 shares; none issued)	—	—
Common stock, no par value (authorized 200,000 shares; issued and outstanding 84,179 and 84,844, respectively)	257,267	223,233
Retained earnings	748,381	707,191
Accumulated other comprehensive loss	(135,068)	(151,198)
Total shareholders’ equity	870,580	779,226
Total liabilities and shareholders’ equity	$1,330,703	$1,384,710

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the fiscal years ended
	May 29, 2004	May 31, 2003	May 25, 2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$116,095	$25,329	$32,689
Adjustments to reconcile net earnings to net cash provided by operating activities:
Loss from discontinued operations	2,130	9,819	867
Gain on sale of the Video and Networking division	—	—	(818)
Gain on Japan pension restructuring	(36,741)	—	—
Depreciation and amortization expense	29,796	33,545	39,597
Net (gain) loss on the disposition/impairment of assets	(18,312)	9,212	5,808
Net (gain) loss on the disposition/impairment of marketable equity securities	(7,293)	—	2,211
Bad debt expense (benefit)	671	(703)	1,064
Tax benefit of stock option exercises	6,983	474	784
Deferred income tax expense (benefit)	2,428	(1,013)	(1,712)
Equity in business venture’s loss	—	2,893	3,971
Changes in operating assets and liabilities:
Accounts receivable	(32,713)	18,010	43,862
Inventories	(8,306)	37,132	27,825
Other current assets	14,995	2,816	10,908
Accounts payable and accrued liabilities	30,218	(32,697)	(67,909)
Accrued compensation	30,840	(3,818)	(39,230)
Cash funding for domestic pension plan	(30,000)	(15,000)	—
Deferred revenue	5,696	2,743	2,655
Other long-term assets and liabilities, net	26,573	(10,607)	33,168
Net cash provided by continuing operating activities	133,060	78,135	95,740
Net cash provided by (used in) discontinued operating activities	829	(7,382)	(8,983)
Net cash provided by operating activities	133,889	70,753	86,757
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	—	23,915	(20,369)
Acquisition of property, plant and equipment	(18,617)	(17,153)	(14,539)
Proceeds from the disposition of fixed assets	49,729	7,082	2,279
Proceeds from sale of optical parametric test business	—	1,000	—
Proceeds from the sale of corporate equity securities	9,530	—	—
Proceeds from the sale of short-term and long-term available-for-sale securities	460,650	478,063	213,929
Purchases of short-term and long-term available-for-sale securities	(513,018)	(497,626)	(248,667)
Proceeds from maturities of short-term and long-term held-to-maturity securities	—	—	394,951
Purchases of short-term and long-term held-to-maturity securities	—	—	(383,137)
Net cash used in investing activities	(11,726)	(4,719)	(55,553)
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	—	—	(1,018)
Repayment of long-term debt	(118,498)	(42,760)	(27,735)
Dividends paid	(10,176)	—	—
Proceeds from employee stock plans	33,860	7,668	11,239
Repurchase of common stock	(72,380)	(108,363)	(42,042)
Net cash used in financing activities	(167,194)	(143,455)	(59,556)
Effect of exchange rate changes on cash	3,655	7,035	1,770
Net decrease in cash and cash equivalents	(41,376)	(70,386)	(26,582)
Cash and cash equivalents at beginning of period	190,387	260,773	287,355
Cash and cash equivalents at end of period	$149,011	$190,387	$260,773
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes (refunded) paid, net	$(18,731)	$(7,593)	$2,940
Interest paid	3,367	5,899	9,655
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assets acquired from Sony/Tektronix	—	159,308	—
Assumption of long-term debt from Sony/Tektronix acquisition	—	53,506	—
Assumption of other liabilities from Sony/Tektronix acquisition	—	89,877	—
Non-cash proceeds from sale of VideoTele.com	—	7,303	—

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Retained earnings	Accumulated other comprehensive income (loss)	Total
	(In thousands)
Balance May 26, 2001	92,077	$225,003	$778,428	$9,914	$1,013,345
Components of comprehensive income (loss):
Net earnings	—	—	32,689	—	32,689
Minimum pension liability (net of tax of ($57,055))	—	—	—	(91,716)	(91,716)
Currency adjustment (net of tax of $2,232)	—	—	—	3,454	3,454
Cash flow hedge loss (net of tax of ($42))	—	—	—	(65)	(65)
Unrealized holding gains-net (net of tax of $185)	—	—	—	290	290
Total comprehensive loss					(55,348)
Shares issued to employees, net of forfeitures	498	11,239	—	—	11,239
Shares repurchased in open market	(2,066)	(5,207)	(36,835)	—	(42,042)
Balance May 25, 2002	90,509	231,035	774,282	(78,123)	927,194
Components of comprehensive income (loss):
Net earnings	—	—	25,329	—	25,329
Minimum pension liability (net of tax of ($60,488))	—	—	—	(95,956)	(95,956)
Currency adjustment (net of tax of $12,321)	—	—	—	19,271	19,271
Unrealized holding gains-net (net of tax of $2,308)	—	—	—	3,610	3,610
Total comprehensive loss					(47,746)
Shares issued to employees, net of forfeitures	559	8,462	(321)	—	8,141
Shares repurchased in open market	(6,224)	(16,264)	(92,099)	—	(108,363)
Balance May 31, 2003	84,844	223,233	707,191	(151,198)	779,226
Components of comprehensive income (loss):
Net earnings	—	—	116,095	—	116,095
Minimum pension liability (net of tax of $9,661)	—	—	—	13,924	13,924
Currency adjustment (net of tax of $6,703)	—	—	—	10,482	10,482
Unrealized holding loss (net of tax of ($5,292))	—	—	—	(8,276)	(8,276)
Total comprehensive income					132,225
Dividends paid	—	—	(10,176)	—	(10,176)
Shares issued to employees, net of forfeitures	1,991	41,685	—	—	41,685
Shares repurchased in open market	(2,656)	(7,651)	(64,729)	—	(72,380)
Balance May 29, 2004	84,179	$257,267	$748,381	$(135,068)	$870,580

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1.    The Company

Tektronix, Inc. (“Tektronix” or the “Company”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, and advanced and pervasive technologies. Revenue is derived principally through the development, manufacturing and marketing of a broad range of products including: oscilloscopes; logic analyzers; signal sources; communication test equipment, including mobile protocol test, wireless field test and spectrum analysis equipment; video test equipment; and related components, support services and accessories. The Company maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, which includes Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea, and Singapore; and Japan.

2.    Summary of Significant Accounting Policies

Financial statement presentation

The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Investments in joint ventures and minority-owned companies where the Company exercises significant influence are accounted for under the equity method with the Company’s percentage of earnings included in Equity in business venture’s loss on the Consolidated Statements of Operations. Significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings. The Company’s fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2004 and 2002 included 52 weeks, while fiscal year 2003 included 53 weeks.

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

Cash and cash equivalents

Cash and cash equivalents include cash deposits in banks and highly-liquid investments with maturities of three months or less at the time of purchase.

Marketable investments

Short-term marketable investments include investments with maturities of greater than three months and less than one year. Long-term marketable investments include investments with maturities of greater than one year.

At May 29, 2004 and May 31, 2003, marketable investments were classified as available-for-sale and reported at fair market value with the related unrealized holdings gains and losses excluded from earnings and included, net of deferred income taxes, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Prior to February 23, 2002, marketable investments, excluding corporate securities, were classified as held-to-maturity and were recorded at their amortized cost. The specific identification method is used to recognize realized gains and losses on the sale of marketable investments.

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

Software development costs

Software development costs that are incurred after technological feasibility has been established are capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” and then amortized over the lesser of five years or the economic life of the related product.

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

Advertising

Advertising production and placement costs are expensed when incurred. Advertising expenses were $12.2 million, $12.8 million and $15.7 million in fiscal years 2004, 2003 and 2002, respectively.

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

Foreign currency translation

Assets and liabilities of foreign subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at the average exchange rate during the period. Adjustments arising from the translation of assets and liabilities are accumulated as a separate component of Accumulated other comprehensive loss in Shareholders’ equity on the Consolidated Balance Sheets.

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

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. Derivatives that are not hedges are recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive loss until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

3.    Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for certain obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of SFAS No. 143 are required to be applied starting with fiscal years beginning after June 15, 2002, however early adoption was encouraged. The Company early adopted the provisions of SFAS No. 143 as of May 27, 2001. As a result of the early adoption of this statement, the Company recorded an expense of $1.5 million for retirement obligations of certain long-lived assets during fiscal year 2002, which is included in Loss on disposal of fixed assets on the Consolidated Statements of Operations.

In October 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” This standard addressed revenue recognition accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. The Company adopted the provisions of this statement at the beginning of the first quarter of fiscal year 2004, without a material effect on the Company’s consolidated financial statements.

In April 2003, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” (“SFAS No. 149”) was issued by the FASB. SFAS No. 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to clarify the definition of a derivative and incorporates many of the implementation issues cleared as a result of the Derivatives Implementation Group process. This statement was effective for contracts entered into or modified after June 30, 2003 and has been applied prospectively after that date. The Company adopted the provisions of SFAS No. 149 effective July 1, 2003, without a material impact on the Company’s consolidated financial statements.

At the November 12–13, 2003 meeting, the EITF reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2004. At the March 17–18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities. This consensus will be effective beginning with the second quarter of fiscal year 2005. The Company is currently evaluating the impact of this consensus on the Consolidated Financial Statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.” SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information will be provided separately for pension plans and for other postretirement benefit plans. The new disclosures are included in the Company’s fiscal year 2004 consolidated financial statements and certain interim disclosures will commence with the first quarter of fiscal year 2005.

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

Earnings per share for fiscal years ended May 29, 2004, May 31, 2003 and May 25, 2002 were as follows:

	2004	2003	2002
	(In thousands except per share amounts)
Net earnings	$116,095	$25,329	$32,689
Weighted average shares used for basic earnings per share	84,720	87,105	91,439
Effect of dilutive stock options	1,318	262	824
Weighted average shares used for dilutive earnings per share	86,038	87,367	92,263
Net earnings per share—basic	$1.37	$0.29	$0.36
Net earnings per share—diluted	$1.35	$0.29	$0.35

Options to purchase an additional 4,015,952, 6,689,958 and 5,116,867 shares of common stock were outstanding at May 29, 2004, May 31, 2003 and May 25, 2002, respectively, but were not included in the computation of diluted net earnings per share because their effect would be antidilutive.

The Company accounts for stock options according to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized in the Company’s consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-

Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair value of options granted during fiscal years 2004, 2003 and 2002 was $9.72, $5.87 and $12.26 per share, respectively.

The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	2004	2003	2002
	(amounts in thousands, except per share information)
Net earnings as reported	$116,095	$25,329	$32,689
Stock compensation cost included in net earnings as reported, net of income taxes	595	612	305
Stock compensation cost using the fair value alternative, net of income taxes	(17,944)	(20,949)	(19,220)
Pro forma net earnings	$98,746	$4,992	$13,774

Basic EPS—as reported	$1.37	$0.29	$0.36
Basic EPS—pro forma	1.17	0.06	0.15

Diluted EPS—as reported	$1.35	$0.29	$0.35
Diluted EPS—pro forma	1.15	0.06	0.15

SFAS No. 123 Assumptions

The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal years ended May 29, 2004, May 31, 2003 and May 25, 2002:

	2004	2003	2002
Expected life in years	5.0	4.0	4.0
Risk-free interest rate	2.96%	3.10%	4.40%
Volatility	31.45%	37.20%	69.30%
Dividend yield	0.48%	0.00%	0.00%

During fiscal year 2003, the Company reevaluated its methodology for estimating the volatility assumption. This resulted in a method that more appropriately considers the impact of past trends that could be expected in the future. The Company will use this revised method on a prospective basis.

5.    Sony/Tektronix Redemption

Prior to September 30, 2002, Tektronix and Sony Corporation (“Sony”) were equal owners of Sony/Tektronix Corporation (“Sony/Tektronix”), a joint venture originally established to distribute Tektronix products in Japan. During the second quarter of fiscal year 2003, the Company acquired from Sony its 50% interest in Sony/Tektronix through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen (“Sony/Tektronix Acquisition”), or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time the Company obtained 100% ownership of Sony/Tektronix. This transaction is a long-term strategic investment that will provide the Company stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. Prior to the redemption, the Company accounted for its investment in Sony/Tektronix under the equity method. Prior to the close of this transaction, the Sony/Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate (“TIBOR”). Sony/Tektronix used $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder was available for operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition the results of operations, financial position and cash flows of Sony/Tektronix were consolidated in the Company’s financial statements.

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

During fiscal year 2004, the Company incurred $5.0 million in costs specifically associated with integrating the operations of this subsidiary. In the fourth quarter of fiscal year 2004, the Company offered voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with the Company through August 2005 while the Company completes its plan to transition manufacturing operations to other locations. Accordingly, the Company will recognize a liability for retention bonuses for 48 employees of approximately $3.7 million ratably through August 2005. During the fourth quarter of fiscal year 2004, the Company recognized an expense of $0.6 million for the retention bonuses, which are included in Acquisition related (credits) costs, net on the Consolidated Statements of Operations. During fiscal year 2003, subsequent to the close of the acquisition, the Company incurred $3.5 million in transition costs associated with integrating the operations of this subsidiary. These costs are included in Acquisition related (credits) costs, net on the Consolidated Statements of Operations. The Company also incurred severance costs of $11.2 million during fiscal year 2003 in Japan which are discussed further in Note 7.

During fiscal year 2004, the Company restructured the Japan pension plans (see Note 27) and recorded a net gain from the restructuring of $36.7 million. Also during fiscal year 2004, the Company sold property located in Shinagawa, Japan, which resulted in a net gain of $22.5 million and the Company additionally recognized an impairment loss of $3.1 million on assets held for sale located in Gotemba, Japan. The sale and impairment are discussed in more detail in Note 11. These net gains and losses are included in Acquisition related (credits) costs, net on the Consolidated Statements of Operations.

After the sale of the property in Shinagawa, Japan described above, the Company repaid 6.5 billion Yen or approximately $60.9 million of the outstanding principal on the TIBOR+1.75% debt facility during fiscal year 2004. This facility was terminated on May 28, 2004.

6.    Discontinued Operations

Discontinued operations presented on the Consolidated Statements of Operations included the following:

	2004	2003	2002
	(In thousands)
Loss on sale of VideoTele.com (less applicable income tax benefit of $48, $344, and $0)	$(89)	$(639)	$—
Loss from operations of VideoTele.com (less applicable income tax benefit of $0, $1,413 and $1,007)	—	(2,624)	(1,869)
Loss on sale of optical parametric test business (less applicable income tax benefit of $195, $9,222 and $0)	(363)	(17,127)	—
Loss from operations of optical parametric test business (less applicable income tax benefit of $0, $1,376 and $111)	—	(2,556)	(206)
Loss on sale of Gage (less applicable income tax benefit of $692, $1,174 and $0)	(1,284)	(2,180)	—
Loss from operations of Gage (less applicable income tax benefit of $212, $508 and $554)	(394)	(943)	(1,029)
Gain on sale of Color Printing and Imaging (less applicable income tax expense of $0, $8,750 and $1,204)	—	16,250	2,237
Loss from discontinued operations, net of income taxes	$(2,130)	$(9,819)	$(867)

Sale of Color Printing and Imaging

On January 1, 2000, the Company sold substantially all of the assets of the Color Printing and Imaging division (“CPID”). The Company accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the purchaser. During fiscal year 2000, the Company recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, $60.0 million of contingencies related to the sale and $14.4 million in transaction and related costs.

In accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”, it is the Company’s policy to defer recognition of a gain where it is believed that contingencies exist that may result in that gain being recognized prior to realization. The Company analyzes the amount of deferred gain in relation to outstanding contingencies, and recognizes additional gain when persuasive objective evidence indicates that such contingencies are believed to be resolved. With regard to the contingencies associated with the sale of CPID, persuasive objective evidence includes a) legal determinations resulting in the resolution of contingencies, including lapse of claim periods defined in the final sale agreement, b) the resolution of claims made by the purchaser, c) evidence that liabilities underlying current or probable future claims have been resolved and d) interactions with the purchaser on outstanding claims. The $60.0 million of contingencies represents the deferral of a portion of the gain on sale that management of the Company believed was not realizable due to certain contingencies contained in the final sale agreement and approximated the amount that management believed was the maximum exposure under the contingencies. The specific nature of these contingencies was specified in the final sale agreement.

The contingencies contained in the final sale agreement represented provisions designed to protect the purchaser in disputes over the net assets included in the closing balance sheet and breach of certain representations and warranties by the Company. The Company viewed these exposures in terms of the following categories: balance sheet arbitration, liabilities subject to indemnity, 18 month indemnity for breach of certain representations and warranties and a 36 month indemnity for breach of certain representations and warranties. The Company’s estimate of the maximum contingency, including anticipated costs and expenses to resolve these matters, was $60.0 million. This estimate was based on certain limitations on purchase contingencies as defined in the final sale agreement as well as the Company’s estimates of other exposures not subject to these limitations. As the maximum exposure under these categories is measured in the aggregate by the Company and as there are many overlapping provisions between these categories, the Company’s review of these contingencies considered both the individual categories as well as the aggregate remaining exposures.

Subsequent to the close of the transaction, the Company and the purchaser entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date. This arbitration process was provided to the purchaser under the terms of the final sale agreement. This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by the Company to the purchaser. This settlement directly reduced the $60.0 million previously deferred gain.

During fiscal year 2003, the Company recognized $25.0 million of the previously deferred gain as a result of the resolution of certain of the purchase contingencies related to the sale, in accordance with the accounting policy described above in this footnote. The $25.0 million of pre-tax gain was recognized in Discontinued operations. Of the total $25.0 million recognized in fiscal year 2003, $20.0 million was recorded during the third quarter of fiscal year 2003. Persuasive objective evidence supporting the recognition of $20.0 million included a) the expiration of the 36 month deadline for certain claims included in the final sale agreement, which passed without the receipt of claims from the purchaser, b) analysis of exposures underlying pending claims previously made by the purchaser, and c) the interactions with the purchaser regarding these pending claims, which included the fact that significant time had lapsed since the purchaser had pursued these claims. The Company recognized an additional $5.0 million of pre-tax gain in Discontinued operations during the fourth quarter of fiscal year 2003 based on persuasive objective evidence that certain previously identified exposures had been resolved without consequence to the Company.

Other payments and adjustments during fiscal years 2001, 2002 and 2003 reduced the balance of the contingencies by $4.6 million. As of May 29, 2004 and May 31, 2003, the balance of the contingencies on sale related to the CPID disposition was $10.4 million, a significant portion of which may take several years to resolve. The continued deferral of this amount is associated with existing exposures for which the Company believes adequate evidence of resolution has not been obtained. The Company continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur. The Company, however, does not expect such changes to be material to the financial statements.

Sale of VideoTele.com

On November 7, 2002, the Company completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock valued on the sale date at $4.2 million and a note receivable for $3.1 million due in November 2007. The common stock is classified as an available-for-sale security and both the common stock and the note receivable are included in Other long-term assets in the Consolidated Balance Sheets. The Company holds less than 20% of the outstanding common stock of Tut and does not have the ability to significantly influence the operations of Tut. The note receivable accrues interest at an annual rate of 8%. As a result of this transaction, employees of VT.c on the transaction date became employees of the post-merger entity at the time of the closing. The Company’s reason for divesting the VT.c business was that the VT.c product offering was not consistent with Company’s strategy of focusing on the test, measurement and monitoring markets, which ultimately resulted in the sale of this business to Tut. The sale of VT.c has been accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale, have been excluded from continuing operations and recorded as discontinued operations, net of tax, in the Consolidated Statements of Operations.

Sale of Optical Parametric Test Business

The optical parametric test business was acquired in April 2002 for $23.2 million. The purchase included $2.0 million of intangible assets, $4.3 million of other net assets and $16.9 million of goodwill. The optical parametric test business was a technology innovator in optical test and measurement components. During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, were adjusted to estimated selling price less costs to sell which resulted in a $15.3 million write-down, net of income tax benefit of $8.4 million, included in loss on sale of the optical parametric test business in the third quarter of fiscal year 2003. The market for optical parametric test equipment was dramatically affected by the economic conditions that negatively impacted many technology sectors, which began in the second half of fiscal year 2001 and continued into fiscal year 2003 (see additional discussion under the Economic Conditions section in Results of Operations in Management’s Discussion and Analysis). The reduction in the value of the optical parametric test business during the period it was owned by the Company was a direct result of the impact of these economic conditions. On May 27, 2003, the Company sold its optical parametric test business for $1.0 million. The Company recognized an additional loss on the sale of $1.7 million, net of income tax benefit of $0.9 million, in the fourth quarter of fiscal year 2003. Loss from discontinued operations during the current fiscal year includes an additional net loss from the sale of the optical parametric test business due to settlement of additional costs arising after the sale.

Sale of Gage Applied Sciences

During the fourth quarter of fiscal year 2003, management of the Company approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly-owned subsidiary of the Company. Gage, located in Montreal, Canada, produced PC-based instruments products. The divestiture of this entity was consistent with the Company’s strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic. During the first quarter of fiscal year 2004, the Company sold the operations of Gage to a third party. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144. The Company recorded an after-tax loss of $0.8 million during the first quarter of fiscal year 2004 to reflect adjustments to the previously estimated after-tax loss of $2.2 million on the disposition of this discontinued operation which was recorded during the fourth quarter of fiscal year 2003 to write-down the net assets, primarily goodwill, of Gage to net realizable value less estimated selling costs.

7.    Business Realignment Costs

Business realignment costs represent actions to realign the Company’s cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels. Business realignment actions taken during fiscal year 2004 and in fiscal years 2002 and 2003 were intended to reduce the Company’s worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which the Company sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. In addition to severance, the Company incurred other costs associated with restructuring its organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. The Company anticipates that the actions taken have or will result in reduced operating costs in periods following the period in which the costs were incurred, primarily through reductions in labor costs. Management believes that the restructuring actions implemented in fiscal years 2002 and 2003 and during fiscal year 2004 have resulted in the costs savings anticipated for those actions.

Costs incurred during fiscal year 2004 primarily related to restructuring actions planned by the Company during fiscal year 2003, which were executed in fiscal year 2004. Many of the restructuring actions planned by the Company take significant time to execute, particularly if they are being conducted in countries outside the United States. The Company anticipates significantly lower levels of business realignment costs during fiscal year 2005, as most of the previously planned actions have been executed.

Business realignment costs of $22.8 million during fiscal year 2004 included $16.7 million of severance related costs for 274 employees mostly located in Europe and adjustments to estimates in prior years, $2.6 million for accumulated currency translation losses, net, related to the substantial closure of subsidiaries in Brazil, Australia and Denmark and a surplus facility in China, $1.9 million for contractual obligations for leased facilities in Europe and the United States, and $1.6 million for accelerated depreciation and write-down of assets in Europe and the United States. Expected future annual salary cost savings from actions taken during fiscal year 2004 to reduce employee headcount are estimated to be $14.7 million. At May 29, 2004, remaining liabilities of $5.3 million, $0.3 million and $0.2 million for employee severance and related benefits for actions taken in fiscal years 2004, 2003 and 2002, respectively, were maintained for 117, 3 and 2 employees, respectively.

The Company incurred $34.6 million of business realignment costs in fiscal year 2003 for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. The Company incurred $26.5 million of severance and related costs for the termination of 524 employees resulting from actions to align the Company’s cost structure with the reduced sales levels resulting from the recent economic conditions discussed above and adjustments to estimates in prior years. These severance costs included $11.2 million for 155 former employees of Tektronix Japan and $3.3 million for pension curtailment and settlement losses for the employees terminated in Japan. The closure of certain foreign and domestic operations resulted in credits totaling $1.3 million for accumulated translation gains and $0.3 million primarily for other asset write-downs and contractual obligations.

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

The Company had previously accrued certain liabilities related to actions in fiscal year 2002 intended to reduce the operating costs associated with the design, production and sale of the optical transmission test products. As a result of the sale of certain assets related to these products to Digital Lightwave, Inc. (“DLI”), certain of these liabilities were expected to be mitigated and accordingly, the Company reversed $2.0 million of previously accrued expenses as a reduction to business realignment costs in the second quarter of fiscal year 2003. Due to significant deterioration of their financial condition, it appeared probable that DLI would not fulfill its lease obligation, which it assumed from the Company. The Company terminated the agreement with DLI and leased the facility to another sub-lessee. Accordingly, the Company accrued $2.0 million during the third and fourth quarters of fiscal year 2003, which represented the estimated shortfall under the current sublease agreement.

During fiscal year 2002, business realignment costs of $27.0 million included $20.9 million of severance related costs for 592 employees worldwide across all major functions, $3.9 million for contractual obligations, including $3.1 million for lease cancellations and $0.8 million for termination of a service contract in India, $0.9 million for write-off of leasehold improvements and other assets and $2.7 million of accumulated currency translation losses related to substantial closure of subsidiaries in Argentina and Australia, offset by a reversal of $1.4 million primarily for the favorable settlement of various office leases.

Activity for the above-described actions during fiscal year 2004 was as follows:

	Balance May 31, 2003	Costs incurred	Cash payments	Non-cash adjustments	Balance May 29, 2004
	(In thousands)
Fiscal Year 2004 Actions:
Employee severance and related benefits	$—	$17,351	$(12,016)	$—	$5,335
Asset impairments	—	1,610	—	(1,610)	—
Contractual obligations	—	1,514	(1,105)	—	409
Accumulated currency translation loss, net	—	2,594	—	(2,594)	—
Total	—	23,069	(13,121)	(4,204)	5,744
Fiscal Year 2003 Actions:
Employee severance and related benefits	5,394	(623)	(4,477)	—	294
Asset impairments	—	(53)	—	53	—
Contractual obligations	1,730	447	(1,085)	148	1,240
Total	7,124	(229)	(5,562)	201	1,534
Fiscal Year 2002 Actions:
Employee severance and related benefits	494	172	(514)	—	152
Contractual obligations	434	(57)	(323)	—	54
Total	928	115	(837)	—	206
Other	—	(190)	(9)	199	—
Total of all actions	$8,052	$22,765	$(19,529)	$(3,804)	$7,484

Activity for the above-described actions during fiscal year 2003 was as follows:

	Balance May 25, 2002	Costs incurred	Cash payments	Non-cash adjustments	Balance May 31, 2003
	(In thousands)
Fiscal Year 2003 Actions:
Employee severance and related benefits	$—	$27,322	$(18,593)	$(3,335)	$5,394
Asset impairments	—	9,341	—	(9,341)	—
Contractual obligations	—	2,212	(559)	77	1,730
Accumulated currency translation gain, net	—	(1,328)	—	1,328	—
Total	—	37,547	(19,152)	(11,271)	7,124
Fiscal Year 2002 Actions:
Employee severance and related benefits	7,511	(417)	(6,600)	—	494
Contractual obligations	2,853	(2,130)	(788)	499	434
Total	10,364	(2,547)	(7,388)	499	928
Other	1,196	(449)	(808)	61	—
Total of all actions	$11,560	$34,551	$(27,348)	$(10,711)	$8,052

Activity for the above-described actions during fiscal year 2002 was as follows:

	Balance May 26, 2001	Costs incurred	Cash payments	Non-cash adjustments	Balance May 25, 2002
	(In thousands)
Fiscal Year 2002 Actions:
Employee severance and related benefits	$—	$20,917	$(13,406)	$—	$7,511
Asset impairments	—	906	—	(906)	—
Contractual obligations	—	3,882	(1,029)	—	2,853
Accumulated currency translation loss, net	—	2,730	—	(2,730)	—
Total	—	28,435	(14,435)	(3,636)	10,364
Other	5,061	(1,443)	(2,422)	—	1,196
Total of all actions	$5,061	$26,992	$(16,857)	$(3,636)	$11,560

8.    Marketable Investments

Marketable investments are recorded at market value with the resulting gains and losses included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Realized gains and losses on sales of marketable investments were $2.6 million and $2.8 million, $1.8 million and $2.4 million, and $0.7 million and $0.4 million, respectively, for fiscal years 2004, 2003 and 2002.

Short-term marketable investments held at May 29, 2004 consisted of:

	Amortized cost	Unrealized gains	Unrealized losses	Market value
	(In thousands)
Corporate notes and bonds	$46,899	$191	$(118)	$46,972
Asset backed securities	30,657	1	(363)	30,295
Mortgage backed securities	5,358	—	(52)	5,306
U.S. Agency	2,972	2	—	2,974
U.S. Treasuries	5,313	96	—	5,409
Short-term marketable investments	$91,199	$290	$(533)	$90,956

Long-term marketable investments held at May 29, 2004 consisted of:

	Amortized cost	Unrealized gains	Unrealized losses	Market value
	(In thousands)
Corporate notes and bonds	$89,562	$817	$(587)	$89,792
Asset backed securities	76,052	999	(261)	76,790
Mortgage backed securities	176,266	715	(2,684)	174,297
Federal agency notes and bonds	79,878	155	(962)	79,071
U.S. Treasuries	44,166	—	(238)	43,928
Long-term marketable investments	$465,924	$2,686	$(4,732)	$463,878

Short-term marketable investments held at May 31, 2003 consisted of:

	Amortized cost	Unrealized gains	Unrealized losses	Market value
	(In thousands)
Corporate notes and bonds	$32,512	$418	$—	$32,930
Asset backed securities	40,495	471	(133)	40,833
Mortgage backed securities	6,343	91	(82)	6,352
U.S. Agency	10,789	324	—	11,113
Federal agency notes and bonds	18,326	104	—	18,430
U.S. Treasuries	227	—	—	227
Short-term marketable investments	$108,692	$1,408	$(215)	$109,885

Long-term marketable investments held at May 31, 2003 consisted of:

	Amortized cost	Unrealized gains	Unrealized losses	Market value
	(In thousands)
Corporate notes and bonds	$90,465	$2,181	$—	$92,646
Asset backed securities	56,217	2,725	(13)	58,929
Mortgage backed securities	142,649	2,574	(49)	145,174
U.S. Agency	53,239	1,013	—	54,252
Federal agency notes and bonds	24,508	785	—	25,293
U.S. Treasuries	34,817	979	—	35,796
Long-term marketable investments	$401,895	$10,257	$(62)	$412,090

Contractual maturities of long-term marketable investments at May 29, 2004 will be as follows:

Amortized Cost Basis
(in thousands)
After 1 year through 5 years	$289,658
Mortgage backed securities	176,266
$465,924

The Company reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, the Company considers its ability and intent to hold the investment until the market price recovers, the reasons for the impairment, compliance with the Company’s investment policy, the severity and duration of the impairment and expected future performance. Based on this evaluation, no impairment was considered to be other-than-temporary. The following table presents the gross unrealized losses on, and estimated fair value of, the Company’s short-term and long-term marketable investments, aggregated by investment category and length of time that individual investments have been in a continuous unrealized loss position, at May 29, 2004:

	12 months or more		Less than 12 months		Total
	Gross Estimated Fair Value	Unrealized Losses	Gross Estimated Fair Value	Unrealized Losses	Gross Estimated Fair Value	Unrealized Losses
	(In thousands)
Corporate notes and bonds	$—	$—	$97,330	$705	$97,330	$705
Asset backed securities	3,499	55	43,409	569	46,908	624
Mortgage backed securities	544	18	140,489	2,718	141,033	2,736
Federal agency notes and bonds	—	—	75,645	962	75,645	962
U.S. Treasuries	—	—	44,107	238	44,107	238
Total	$4,043	$73	$400,980	$5,192	$405,023	$5,265

Investments in corporate equity securities are classified as available-for-sale and reported at fair market value on the Consolidated Balance Sheets and are included in Other long-term assets. The related unrealized holding gains and losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains at May 29, 2004 and May 31, 2003 were as follows:

	2004	2003
	(In thousands)
Unamortized cost basis of corporate equity securities	$6,178	$8,384
Gross unrealized holding gains	7,818	7,707
Fair value of corporate equity securities	$13,996	$16,091

During fiscal year 2004, the Company sold 400,000 shares of common stock of Merix Corporation (“Merix”) in connection with a public offering by Merix. Net proceeds from the sale were $9.5 million, which resulted in a net realized gain of $7.3 million.

9.    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade accounts receivable and marketable investments. The risk is limited due to the large number of entities comprising the Company’s customer base and investments, and their dispersion across many different industries and geographies.

10.    Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. The Company periodically reviews its inventory for obsolete or slow-moving items. Inventories consisted of the following at May 29, 2004 and May 31, 2003:

	2004	2003
	(In thousands)
Materials	$10,379	$13,092
Work in process	40,923	26,859
Finished goods	50,799	52,917
Inventories	$102,101	$92,868

11.    Other Current Assets

Other current assets consisted of the following at May 29, 2004 and May 31, 2003:

	2004	2003
	(In thousands)
Held-for-sale assets	$16,075	$29,601
Current deferred tax asset	37,703	23,457
Prepaid expenses	7,293	6,514
Other receivables	7,820	8,289
Income taxes receivable	6	15,303
Other current assets	911	618
Notes receivable	4	34
Other current assets	$69,812	$83,816

At May 29, 2004, total held-for-sale assets include buildings and land located in Gotemba, Japan, which were acquired in the Sony/Tektronix redemption in fiscal year 2003, and a facility located in Nevada City, California. During fiscal year 2004, the Company announced a plan to transfer manufacturing operations conducted in Japan to other facilities and to market the land and buildings located in Gotemba, Japan. As such, these assets have been reclassified as held-for-sale. The impact of foreign currency translation reduced held-for-sale assets in Gotemba and Shinagawa, Japan by $0.3 million during the fiscal year 2004. Management of the Company anticipates that the Gotemba, Japan assets and the Nevada City facility will be sold within one year.

Impairment of Property in Gotemba, Japan

During the third quarter of fiscal year 2004, the Company reduced the net book value of the assets in its manufacturing facility in Gotemba, Japan, of $11.6 million to the estimated fair market value of $8.5 million, net of estimated selling costs, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result, an impairment loss of $3.1 million was recorded during fiscal year 2004 and is included in Acquisition related (credits) costs, net in the Consolidated Statements of Operations.

Sale of Property in Shinagawa, Japan

During the third quarter of fiscal year 2004, the Company sold property classified as held-for-sale located in Shinagawa, Japan with a net book value of $23.5 million for 5.2 billion Yen or approximately $47.2 million, resulting in net proceeds of $46.0 million and the recognition of a net gain of $22.5 million which is included in Acquisition related (credits) costs, net in the Consolidated Statements of Operations.

12.    Property, Plant and Equipment

Property, plant and equipment consisted of the following at May 29, 2004 and May 31, 2003:

	2004	2003
	(in thousands)
Land	$698	$6,935
Buildings	133,304	153,615
Machinery and equipment	255,669	272,238
Accumulated depreciation and amortization	(284,361)	(303,031)
Property, plant and equipment, net	$105,310	$129,757

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

The Company performed its annual goodwill impairment analysis during the second quarter of fiscal year 2004 and identified no impairment. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that the Company uses to manage the underlying businesses. However, if the Company fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and the Company may incur charges for impairment of goodwill. Goodwill that was included in assets of discontinued operations and related impairment charges are discussed in Note 6.

Changes in goodwill, net, for continuing operations during fiscal years ended May 29, 2004 and May 31, 2003 were as follows:

Balance at May 25, 2002	$31,575
Sony/Tektronix acquisition	35,647
Currency translation	6,514
Balance at May 31, 2003	73,736
Currency translation	6,038
Balance at May 29, 2004	$79,774

14.    Other Long-Term Assets

Other long-term assets consisted of the following at May 29, 2004 and May 31, 2003:

	2004	2003
	(In thousands)
Corporate equity securities	$13,996	$16,091
Notes, contracts and leases	10,845	9,370
Pension asset	—	9,280
Other intangibles, net	2,706	3,910
Other assets	3,278	1,114
Other long-term assets	$30,825	$39,765

During fiscal year 2004, the Company sold 400,000 shares of common stock of Merix Corporation (“Merix”) in connection with a public offering by Merix. Net proceeds from the sale were $9.5 million, which resulted in a net realized gain of $7.3 million.

The pension asset represented an intangible asset of the Japan subsidiary. This asset was written off during the second quarter of fiscal year 2004 in conjunction with the settlement and curtailment of the pension plan in Japan as discussed in Note 27.

15.    Accounts Payable and Accrued Liabilities

The Company’s accounts payable and accrued liabilities consisted of the following at May 29, 2004 and May 31, 2003:

	2004	2003
	(In thousands)
Trade accounts payable	$47,442	$29,136
Other accounts payable	34,560	35,124
Accounts payable	82,002	64,260

Contingent liabilities	19,757	22,139
Income taxes payable	15,898	—
Warranty reserve	8,959	8,689
Accrued expenses and other liabilities	7,012	6,665
Accrued liabilities	51,626	37,493
Accounts payable and accrued liabilities	$133,628	$101,753

Other accounts payable includes employee benefits liabilities and other miscellaneous non-trade payables. Contingent liabilities are described in Note 18.

16.    Long-Term Debt

The Company’s long-term debt consisted of the following at May 29, 2004 and May 31, 2003:

	2004	2003
	(In thousands)
TIBOR+1.75% facility	$—	$54,393
7.5% notes repaid on August 1, 2003	—	56,300
Other long-term agreements	916	893
Less: current portion	(420)	(56,584)
Long-term debt	$496	$55,002

After the sale of the property in Shinagawa, Japan described above in Note 11, the Company repaid 5.5 billion Yen or approximately $51.8 million of the outstanding principal on the TIBOR+1.75% debt facility during the third quarter of fiscal year 2004. In April 2004, the Company repaid the remaining balance of 1.0 billion Yen or approximately $9.1 million. This facility was terminated on May 28, 2004.

At May 29, 2004, the Company maintained unsecured bank credit facilities of $58.1 million, of which $55.0 million is available for future drawdowns.

17.    Other Long-Term Liabilities

Other long-term liabilities consisted of the following at May 29, 2004 and May 31, 2003:

	2004	2003
	(In thousands)
Pension liability	$178,026	$279,162
Postretirement benefits	13,839	17,568
Deferred compensation	10,707	9,943
Other	8,548	7,077
Other long-term liabilities	$211,120	$313,750

During the first quarter of fiscal year 2004, the Company made a cash payment of $30.0 million to the U.S. cash balance pension plan. As discussed in Note 27, the Company restructured its pension plan in Japan in the second quarter of fiscal year 2004. As a result, the Company settled its liability for the existing defined benefit pension plans resulting in a net reduction in pension liability of $55.6 million during the second quarter of fiscal year 2004.

18.    Commitments and Contingencies

Commitments

The Company leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates. Rental expense was $17.0 million in fiscal year 2004, $13.9 million in fiscal year 2003, and $14.6 million in fiscal year 2002. In addition, the Company is a party to long-term or minimum purchase agreements with various suppliers and vendors. The future minimum obligations under operating leases and purchase commitments having an initial or remaining non-cancelable term in excess of one year as of May 29, 2004 were:

	Operating leases	Purchase Commitments
	(In thousands)
2005	$15,681	$8,023
2006	9,016	677
2007	6,491	14
2008	2,163	—
2009	1,249	—
Future years	1,217	—
Total	$35,817	$8,714

Contingencies

As of May 29, 2004, the Company had $19.8 million of contingencies recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheet, which included $10.4 million of contingencies relating to the sale of CPID as discussed in Note 6, $3.5 million for environmental exposures and $5.9 million for other contingent liabilities. It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to the Company’s consolidated financial statements.

The $3.5 million for environmental exposure is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at the Company’s Beaverton, Oregon campus. The Company established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range. These costs are estimated to be incurred over the next several years.

The remaining $5.9 million includes amounts related to intellectual property and employment issues, as well as amounts related to dispositions of assets other than CPID. If events or circumstances arise that are unforeseen to the Company as of the balance sheet date, actual costs could differ materially from this estimate.

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

19.    Fair Value of Financial Instruments

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

The fair value of long-term debt is estimated based on quoted market prices for similar instruments or by discounting expected cash flows at rates currently available to the Company for instruments with similar risks and maturities. The following table summarizes the differences between the carrying amounts and fair values of debt:

	May 29, 2004		May 31, 2003
	Carrying amount	Fair value	Carrying amount	Fair value
	(In thousands)
TIBOR+1.75% facility	$—	$—	$54,393	$54,393
7.5% notes repaid August 1, 2003	—	—	56,300	56,576

As discussed in Note 16, the Company repaid $56.3 million of the Company’s 7.5% notes payable during the first quarter of fiscal year 2004. The Company also repaid the outstanding balance of the TIBOR+1.75% facility during fiscal year 2004 and terminated this facility.

20.    Stock Compensation Plans

Stock options

The Company maintains stock option plans for selected employees. There were 15,774,642 shares reserved for all stock compensation plans of which 15,334,315 shares were reserved for issuance under stock option plans and 440,327 shares were reserved for the Employee Stock Purchase Plan at May 29, 2004. Under the terms of the stock option plans, stock options are granted at an option price not less than the market value at the date of grant. Options granted to employees between January 1, 1997 and January 1, 2000 generally vest over two years and expire five to ten years from the date of grant. Other options granted generally vest over four years and expire ten years from the date of grant. The following is a summary of the stock compensation plans as of May 29, 2004:

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (excluding shares listed in (a))
	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders
2002 Stock Incentive Plan	4,638,333	$18.34	3,977,960
1998 Stock Option Plan	2,078,460	$21.92	—
1989 Stock Incentive Plan	4,461,827	$29.06	—
Employee Stock Purchase Plan	107,454	$26.15	440,327
Equity Compensation Plan Not Approved by Shareholders 2001 Stock Option Plan	36,282	$25.69	141,453
Total	11,322,356	$23.31	4,559,740

The 2001 Stock Option Plan was adopted by the Board of Directors for the sole purpose of making grants to new non-officer employees who join the Company as a result of acquisitions, and grants are limited to such non-officer employees. Options with a term of 10 years were granted at fair market value at the time of the grant. The terms of the options are substantially the same as the options granted under plans approved by shareholders.

Additional information with respect to option activity is set forth below:

	Outstanding		Exercisable
	Number of shares in thousands	Weighted average exercise price	Number of shares in thousands	Weighted average exercise price
May 26, 2001	5,858	$26.21	2,173	$17.97
Granted	3,985	22.12
Exercised	(221)	14.60
Cancelled	(379)	30.16
May 25, 2002	9,243	24.50	3,772	21.73
Granted	2,770	17.56
Exercised	(139)	11.14
Cancelled	(774)	25.57
May 31, 2003	11,100	22.87	4,914	23.49
Granted	2,360	30.99
Exercised	(1,604)	18.05
Cancelled	(641)	24.69
May 29, 2004	11,215	$25.16	5,135	$25.17

The following table summarizes information about options outstanding and exercisable at May 29, 2004:

	Outstanding			Exercisable
Range of exercise prices	Number of shares in thousands	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of shares in thousands	Weighted average exercise price
$12.21 – $17.12	1,021	6.27	$16.61	566	$16.22
17.17 – 17.51	2,287	8.58	17.50	547	17.47
17.55 – 24.48	3,669	6.97	22.52	2,416	21.86
24.59 – 31.55	2,394	9.41	30.89	213	26.52
$31.69 – $40.69	1,844	6.47	37.21	1,393	37.36
	11,215	7.67	$25.16	5,135	$25.17

The Company also has plans for certain executives and outside directors that provide stock-based compensation other than options. Under APB No. 25, compensation cost for these plans is measured based on the market price of the stock at the date the terms of the award become fixed. Under the fair value approach of SFAS No. 123, compensation cost is measured based on the market price of the stock at the grant date. There were 96,000, 68,275 and 3,155 shares granted under these plans during fiscal years 2004, 2003 and 2002, respectively. The weighted average grant-date fair value of the shares granted under these plans during fiscal years 2004, 2003 and 2002 was $31.37, $18.43 and $21.12 per share, respectively. Compensation cost for these plans were $0.8 million, $0.9 million and $0.4 million in fiscal years 2004, 2003 and 2002, respectively.

Employee Stock Purchase Plan

During fiscal year 2001, the Company initiated the Employee Stock Purchase Plan (“ESPP”). There were 1.5 million shares reserved for issuance under the ESPP. The ESPP, which became effective January 1, 2001, allows substantially all regular employees to purchase shares of Tektronix common stock through payroll deductions of up to 10% of eligible compensation. The price an employee pays for the stock is 85% of the market price at the beginning or end of the period, whichever is lower. Plan periods are from January 15 to July 14 and July 15 to January 14. During fiscal years 2004 and 2003, employees purchased 300,780 and 366,172 shares, respectively, at an average price of $17.12 and $15.61 per share, respectively. At May 29, 2004, 547,781 shares of common stock were available for future issuance under the ESPP. The average fair value in excess of the purchase price for ESPP shares purchased, as calculated under SFAS No. 123, was $2.7 million, $1.1 million and $1.1 million in fiscal years 2004, 2003 and 2002, respectively.

21.    Shareholders’ Equity

Repurchase of common stock

On March 15, 2000, the Board of Directors authorized the purchase of up to $550.0 million of the Company’s common stock on the open market or through negotiated transactions. This repurchase authority allows the Company, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date. During fiscal years 2004 and 2003, the Company repurchased a total of 2.7 million and 6.2 million shares, respectively, at an average price per share of $27.24 and $17.41, respectively, for $72.4 million and $108.4 million, respectively. As of May 29, 2004, the Company has repurchased a total of 17.1 million shares at an average price of $22.69 per share totaling $388.8 million under this authorization. The reacquired shares were immediately retired, in accordance with Oregon corporate law.

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

Accumulated Other Comprehensive Loss

Accumulated Other Comprehensive Loss consisted of the following:

	Foreign currency translation	Unrealized holding gains on available-for- sale securities	Additional minimum pension liability	Accumulated other comprehensive loss
	(In thousands)
Balance as of May 25, 2002	$5,439	$8,154	$(91,716)	$(78,123)
Fiscal year 2003 activity	19,271	3,610	(95,956)	(73,075)
Balance as of May 31, 2003	24,710	11,764	(187,672)	(151,198)
Fiscal year 2004 activity	10,482	(8,276)	13,924	16,130
Balance as of May 29, 2004	$35,192	$3,488	$(173,748)	$(135,068)

22.    Derivative Financial Instruments and Risk Management

Derivative Instruments and Hedging Activities

The Company’s activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The financial exposures are monitored and managed by the Company as an integral part of its overall risk management program. The Company’s risk management program seeks to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. The Company maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. By using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk. The Company manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement.

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

Accounting for Derivatives and Hedging Activities

All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as—and that is designated and qualifies as—a cash-flow hedge are recorded in Accumulated other comprehensive loss, until the underlying transactions occur at which time the gains or losses are recorded in Net sales. As May 29, 2004 and May 31, 2003, the deferred net gain on derivative instruments in Accumulated other comprehensive net loss was not significant. Changes in the fair value of a derivative that do not qualify as a hedge are recorded in current period earnings in Other expense, net.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as cash flow hedges to specific anticipated transactions. The Company also formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. The Company discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that an anticipated transaction will occur. If hedge accounting is discontinued because it is probable that an anticipated transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in Accumulated other comprehensive loss will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

23. Business Segments

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

	2004	2003	2002
	(In thousands)
Consolidated net sales to external customers by region:
The Americas
United States	$386,369	$332,710	$393,009
Other Americas	27,704	20,266	30,492
Europe	190,235	167,726	176,307
Pacific	167,651	163,181	143,192
Japan	148,661	107,165	67,300
Net sales	$920,620	$791,048	$810,300
Operating income:
Measurement	$113,530	$54,000	$57,672
Gain on sale of Video and Networking division	—	—	818
Business realignment costs	(22,765)	(34,551)	(26,992)
Acquisition related credits (costs), net	51,025	(3,521)	—
Operating income	$141,790	$15,928	$31,498

	2004	2003	2002
	(In thousands)
Long-lived assets:
United States	$570,261	$532,762	$487,550
International	109,526	131,025	49,641
Deferred tax assets	105,886	144,134	64,522
Long-lived assets	$785,673	$807,921	$601,713

24.    Other Non-Operating Income (Expense), Net

	2004	2003	2002
	(In thousands)
Gain on sale of corporate equity securities	$7,290	$—	$—
Loss on disposition of financial assets	(120)	(53)	(1,000)
Currency gains (losses)	659	(134)	(1,677)
Other expense, net	(1,664)	(3,559)	(1,603)
Other non-operating income (expense), net	$6,165	$(3,746)	$(4,280)

During the third quarter of fiscal year 2004, the Company recorded a net gain of $7.3 million in conjunction with the sale of 400,000 shares of common stock of Merix, which is described in more detail in Note 8.

Other expense, net, includes items such as rental income, miscellaneous fees and expenses.

25.    Product Warranty Accrual

The Company’s product warranty accrual, included in Accounts payable and accrued liabilities on the Consolidated Balance Sheet, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

Changes in the product warranty accrual were as follows (in thousands):

Balance, May 25, 2002	$11,033
Payments made	(11,198)
Provision for warranty expense	8,854
Balance, May 31, 2003	8,689
Payments made	(10,694)
Provision for warranty expense	10,964
Balance, May 29, 2004	$8,959

26.    Income Taxes

Income tax expense (benefit) consisted of:

	2004	2003	2002
	(In thousands)
Current:
Federal	$39,338	$(10,429)	$5,582
State	1,434	300	619
Non-U.S.	5,887	9,299	13,580
	46,659	(830)	19,781
Deferred:
Federal	6,015	(149)	2,237
State	1,509	1,909	390
Non-U.S.	(5,096)	(2,773)	(4,339)
	2,428	(1,013)	(1,712)
Total income tax expense (benefit)	$49,087	$(1,843)	$18,069

Income tax expense (benefit) differs from the amounts that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference is:

	2004	2003	2002
	(In thousands)
Income taxes based on U.S. statutory rate	$58,559	$11,657	$18,069
State income taxes, net of U.S. tax	1,913	1,436	656
Foreign sales corporation	—	—	(1,826)
Extraterritorial income exclusion	(1,413)	(2,450)	—
Changes in valuation allowance	(1,776)	(5,844)	319
Reversal of prior years’ provisions	(6,306)	(12,500)	—
Other-net	(1,890)	5,858	851
Total income tax expense (benefit)	$49,087	$(1,843)	$18,069

The reconciliations above reflect permanent items that impact the provisions. Items that increase provisions include state income taxes and various nondeductible expenses, whereas items that decrease the provisions include the foreign sales corporation, extraterritorial income exclusion, various tax credits and reversals of prior years’ provisions.

The tax benefit of $1.8 million for fiscal year 2003 reflects a tax provision of approximately $10.7 million on continuing operations, at an effective rate of 32%, offset by a tax benefit of $12.5 million resulting from the favorable settlement of IRS audits in the first quarter of fiscal year 2003 for the Company’s fiscal years 1998, 1999, and 2000.

Tax benefits of $7.0 million, $0.5 million and $0.8 million associated with the exercise of employee stock options were allocated to common stock in fiscal years 2004, 2003 and 2002, respectively.

Net deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	2004	2003
	(In thousands)
Other current assets	$37,703	$23,457
Deferred tax assets	105,886	144,134
Net deferred tax assets	$143,589	$167,591

The temporary differences and carryforwards that gave rise to deferred tax assets and liabilities were as follows:

	2004	2003
	(In thousands)
Deferred tax assets:
Reserves and other liabilities	$64,761	$53,467
Accrued pension obligation	45,031	85,403
Foreign tax credit carryforwards	22,160	24,395
Accumulated depreciation	11,622	1,276
Net operating loss carryforwards	8,639	6,988
Other credit carryforwards	8,405	6,413
Accrued postretirement benefits	6,177	7,794
Intangibles	2,545	12,781
Restructuring costs and separation programs	260	2,039
Gross deferred tax assets	169,600	200,556
Less: valuation allowance	(23,183)	(24,959)
Deferred tax assets	146,417	175,597
Deferred tax liabilities:
Unrealized gains on marketable equity securities	(2,229)	(7,520)
Software development costs	(599)	(486)
Deferred tax liabilities	(2,828)	(8,006)
Net deferred tax assets	$143,589	$167,591

At May 29, 2004, there were $22.2 million of unused foreign tax credit carryovers which, if not used, will expire between 2004 and 2008. The Company has placed a valuation allowance against these credits in the amount of $22.2 million. In addition, at May 29, 2004, there were $8.4 million of general business credits and alternative minimum tax credits, which can be carried forward into the future. In addition, there were $47.6 million of international net operating losses that existed at May 29, 2004, with a tax value of $8.6 million. The Company has a valuation allowance in place against these other credits and net operating losses in the amount of $1.0 million.

The Company maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause management of the Company to believe a revision of past estimates is appropriate. During fiscal year 2004, the estimate of prior years’ exposures was reduced by $6.3 million. The reduction was related to the closure of various international and state tax audits during the year and also included a reduction based on management’s judgment with respect to the expected results of various tax audits currently in progress. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

27.    Benefit Plans

Pension and postretirement benefit plans

Tektronix sponsors one IRS-qualified defined benefit plan, the Tektronix Cash Balance Plan, and one non-qualified defined benefit plan, the Retirement Equalization Plan, for eligible employees in the United States. The Company also sponsors defined benefit pension plans in Germany, the United Kingdom, Holland and Taiwan. During the second quarter of fiscal year 2004, the Company restructured its pension plans in Japan as discussed below. Effective August 1, 2004, the U.S. Cash Balance Plan will not be offered to new employees hired after July 31, 2004. The Company also provides postretirement life insurance benefits to all current employees and provides certain retired and active employees with postretirement health care benefits. The pension plans have a fiscal year end measurement date.

The following tables provide information about changes in the benefit obligation and plan assets and the funded status of the Company’s pension and postretirement benefit plans:

	Pension Benefits			Pension Benefits			Postretirement Benefits
	2004			2003			2004	2003
	U.S. and Other	Japan	Total	U.S. and Other	Japan	Total
	(In thousands)
Change in Benefit Obligation
Beginning balance	$644,521	$128,854	$773,375	$547,775	$—	$547,775	$16,323	$13,411
Consolidation of Japan benefit plans	—	—	—	—	119,888	119,888	—	—
Service cost	5,000	2,169	7,169	6,134	3,864	9,998	104	78
Interest cost	36,941	883	37,824	38,785	1,802	40,587	930	947
Actuarial (gain) loss	(3,274)	—	(3,274)	71,263	10,857	82,120	(67)	4,035
Curtailment/settlement	—	(121,755)	(121,755)	—	(9,755)	(9,755)	—
Benefit payments	(44,790)	(3,930)	(48,720)	(39,282)	(1,538)	(40,820)	(2,092)	(2,148)
Exchange rate changes	7,623	9,091	16,714	17,363	3,433	20,796	—	—
Participant contributions	147	166	313	164	303	467	—	—
Other	—	—	—	2,319	—	2,319	—	—
Ending balance	646,168	15,478	661,646	644,521	128,854	773,375	15,198	16,323

	Pension Benefits			Pension Benefits			Postretirement Benefits
	2004			2003			2004	2003
	U.S. and Other	Japan	Total	U.S. and Other	Japan	Total
	(In thousands)
Change in Plan Assets
Beginning balance	$432,825	$43,247	$476,072	$464,272	$—	$464,272	$—	$—
Consolidation of Japan benefit plans	—	—	—	—	49,332	49,332	—	—
Actual return	54,245	921	55,166	(22,369)	(7,575)	(29,944)	—	—
Employer contributions	31,809	2,906	34,715	16,823	1,657	18,480	2,092	2,148
Benefit payments	(44,245)	(50)	(44,295)	(38,828)	(271)	(39,099)	(2,092)	(2,148)
Participant contributions	147	—	147	—	—	—	—	—
Curtailment/settlement	—	(49,979)	(49,979)	—	(1,200)	(1,200)	—	—
Exchange rate changes	4,917	2,955	7,872	11,179	1,304	12,483	—	—
Other	—	—	—	1,748	—	1,748	—	—
Ending balance	479,698	—	479,698	432,825	43,247	476,072	—	—

Net unfunded status of the plan	166,470	15,478	181,948	211,696	85,607	297,303	15,198	16,323
Unrecognized initial net obligation	(338)	—	(338)	(435)	—	(435)	—	—
Unrecognized prior service cost	12,067	216	12,283	14,380	(9,280)	5,100	—	2,671
Unrecognized net (loss) gain	(296,954)	(543)	(297,497)	(312,991)	(24,310)	(337,301)	641	574
Net (prepaid) liability recognized	$(118,755)	$15,151	$(103,604)	$(87,350)	$52,017	$(35,333)	$15,839	$19,568
Amounts recognized in the consolidated balance sheets:
Other long-term assets	$—	$—	$—	$—	$(9,280)	$(9,280)	$—	$—
Other long-term liabilities	162,875	15,151	178,026	212,827	66,335	279,162	13,839	17,568
Accrued compensation	—	—	—	—	—	—	2,000	2,000
Accumulated other comprehensive loss	(281,630)	—	(281,630)	(300,177)	(5,038)	(305,215)	—	—
Net (prepaid) liability recognized	$(118,755)	$15,151	$(103,604)	$(87,350)	$52,017	$(35,333)	$15,839	$19,568

At May 29, 2004 and May 31, 2003, the Company’s accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans. The cumulative pre-tax charge of $281.6 million at May 29, 2004 is recorded net of deferred tax assets of $107.9 million in Accumulated other comprehensive loss in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The cumulative pre-tax charge decreased by $23.6 million during fiscal year 2004 which resulted in an after-tax credit to equity in Accumulated other comprehensive loss of $13.9 million, net of $9.7 million reversal of deferred tax assets. In fiscal year 2003, the cumulative pre-tax charge increased by $156.4 million, which resulted in an after-tax charge to equity in Accumulated other comprehensive loss of $96.0 million, net of $60.6 million of deferred tax assets.

The accumulated benefit obligation for all defined benefit pension plans was $652.5 million and $743.9 million at May 29, 2004 and May 31, 2003, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for certain plans with accumulated benefit obligations in excess of plan assets were $622.9 million, $614.8 million, and $440.4 million, respectively, for fiscal year 2004 and $737.1 million, $708.8 million, and $437.5 million, respectively, for fiscal year 2003.

Subsequent to the current fiscal year, the Company made a voluntary contribution of $46.5 million to the U.S. cash balance plan in June 2004, which represents the expected funding for fiscal year 2005.

The plan asset allocations at May 29, 2004 and May 31, 2003 for the U.S. cash balance plan, which comprises the majority of the Company’s pension plan assets, by asset category was as follows:

	2004	2003
Publicly traded equity investments	67%	58%
Debt securities	17	22
Real estate	8	9
Private equity investments	7	11
Cash and other	1	—
	100%	100%

The investment policy for the U.S. cash balance plan currently provides for target asset allocations of 72% to 78% for equity investments and 22% to 28% for fixed income investments. The Company’s investment strategy is to maximize shareholder value within the context of providing benefit security for plan participants.

The components of net pension benefit expense (credit) and postretirement benefit credit recognized in income were:

	2004			2003			2002
	U.S. and Other	Japan	Total	U.S. and Other	Japan	Total
	(In thousands)
Pension Benefits
Service cost	$5,000	$2,169	$7,169	$6,134	$3,864	$9,998	$6,836
Interest cost	36,941	883	37,824	38,785	1,802	40,587	37,640
Expected return on plan assets	(49,872)	(921)	(50,793)	(52,684)	(2,107)	(54,791)	(54,207)
Amortization of transition asset	111	—	111	123	2	125	106
Amortization of prior service cost	(2,296)	227	(2,069)	(2,231)	631	(1,600)	(2,206)
Curtailment/settlement loss	—	—	—	—	3,318	3,318	169
Recognized actuarial net loss (gain)	10,743	431	11,174	145	638	783	(347)
Other benefit plans	2,608	—	2,608	1,155	—	1,155	839
Net benefit expense (credit)	$3,235	$2,789	$6,024	$(8,573)	$8,148	$(425)	$(11,170)
Postretirement Benefits
Service cost	$104	$—	$104	$78	$—	$78	$120
Interest cost	930	—	930	947	—	947	1,039
Amortization of prior service cost	(2,671)	—	(2,671)	(2,671)	—	(2,671)	(2,671)
Recognized net gain	—	—	—	(382)	—	(382)	(373)
Net benefit credit	$(1,637)	$—	$(1,637)	$(2,028)	$—	$(2,028)	$(1,885)

Weighted Average Assumptions Used

Weighted average assumptions used to determine benefit obligations at May 29, 2004 and May 31, 2003 were as follows:

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
Discount rate	6.1%	5.2%	6.3%	6.0%
Rate of compensation increase	3.6%	3.3%	3.8%	3.8%

Weighted average assumptions used to determine net pension benefit expense (credit) and net postretirement benefit credit for fiscal years 2004, 2003 and 2002 were as follows:

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	5.6%	6.6%	7.2%	6.0%	7.5%	7.5%
Rate of compensation increase	3.5%	3.4%	3.7%	3.8%	3.8%	3.8%
Expected long-term return on plan assets	8.1%	8.8%	9.6%	N/A	N/A	N/A

N/A—not applicable

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

The expected long-term return on plan assets assumption is based on a detailed analysis conducted by the Company’s treasury group and external actuarial and asset management consultants. The analysis includes a review of the asset allocation strategy, projected future long-term performance of individual asset classes, risks (standard deviations) and correlations for each of the asset classes that comprise the plans’ asset mix. While the analysis gives appropriate consideration to recent asset performance and actual returns in the past, the assumption is primarily an estimated long-term, prospective rate.

The Company maintains an insured indemnity health plan for retirees. The assumed health care cost trend rates used to measure the expected cost of benefits under the indemnity and HMO plans were assumed to increase by 9.3% and 14.0%, respectively, for participants under the age of 65 and 9.5% and 15.0%, respectively, for participants age 65 and over in fiscal year 2004. Thereafter, the rates of both plans were assumed to gradually decrease until they reach 5.3% for participants under the age of 65 and 5.5% for those over 65 in 2010. A 1.0% change in these assumptions would not have a material effect on either the postretirement benefit obligation at May 29, 2004 or the benefit credit reported for fiscal year 2004.

Restructuring of Pension Plans in Japan

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

	Defined benefit plans	Defined contribution plan	Total
	(In thousands)
Reduction (increase) in pension liability, net	$55,583	$(3,891)	$51,692
Write-off of pension asset for unrecognized prior service cost	(9,566)	—	(9,566)
Reduction in minimum pension charge in other comprehensive loss	(3,126)	—	(3,126)
Deferred income taxes on minimum pension charge	(2,259)	—	(2,259)
Net pension curtailment and settlement gain	$40,632	$(3,891)	$36,741

The increase of $3.9 million for the new defined contribution plan, was necessary to adjust the initial liability for future funding of the new defined contribution plan to $21.0 million effective September 30, 2003. As of May 29, 2004, the balance of this funding commitment was $14.6 million, which will be paid in annual installments through February 2011.

Employee savings plan

The Company has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may defer up to 50% of their compensation, subject to certain regulatory limitations. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. The Company’s matching contribution is 4% of compensation and may be invested in any one of the 401(k) plan funds. In addition, the Company contributes Company stock to the plan for all eligible employees equal to 2% of compensation. The Company’s total contributions were approximately $9.2 million in fiscal year 2004, $9.7 million in fiscal year 2003 and $9.7 million in fiscal year 2002.

28.    Subsequent Events

Declaration of Dividends

On June 24, 2004, the Board of Directors declared a quarterly cash dividend of $0.04 per share. The dividend was paid on July 26, 2004 to shareholders of record at the close of business on July 9, 2004.

Agreement to acquire Inet Technologies, Inc.

Subsequent to fiscal year 2004, the Company and Inet Technologies, Inc. (“Inet”) announced on June 29, 2004 that they have signed a definitive agreement for Tektronix to acquire Inet, a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next-generation networks, including 2.5G and 3G mobile data and voice-over-packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks.

Tektronix will acquire all of Inet’s outstanding stock for approximately $12.50 per share consisting of $6.25 per share in cash and approximately $6.25 per share in Tektronix’ common stock. The stock portion of the consideration is subject to a 10 percent collar. The midpoint of the 10 percent collar is $31.66 per share, which represents the average closing price of Tektronix’ common stock during the 10 trading days prior to the announcement of the transaction on June 29, 2004. Since the number of shares of Tektronix’ common stock to be issued will not be known until shortly before the completion of the transaction, the measurement date for the valuation of the shares of Tektronix’ common stock, for accounting purposes, has not yet been determined. As of March 31, 2004, Inet had approximately 39.2 million shares of common stock outstanding. The transaction, which has been approved by both companies’ Boards of Directors, is subject to customary closing conditions, including Inet stockholder approval and certain regulatory approvals. The transaction is expected to close during the second quarter of fiscal year 2005. On July 16, 2004, Tektronix filed a Form S-4 with the SEC which provides additional information on this proposed transaction. The Form S-4 has not yet been declared effective by the SEC and is subject to completion based on the SEC’s review.

Quarterly Financial Data (unaudited)

In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands except per share amounts):

Quarter ended	May 29, 2004	Feb. 28, 2004	Nov. 29, 2003	Aug. 30, 2003
Net sales	$257,755	$243,506	$217,921	$201,438
Gross profit	150,918	141,180	121,837	109,108
Operating income (a)	31,687	52,476	46,052	11,575
Income before taxes	36,232	64,573	50,707	15,800
Income from continuing operations	26,469	43,871	36,509	11,376
Loss from discontinued operations	(350)	(258)	(22)	(1,500)
Net earnings	26,119	43,613	36,487	9,876
Earnings per share from continuing operations—basic	0.31	0.52	0.43	0.13
Earnings per share from continuing operations—diluted	0.31	0.50	0.42	0.13
Loss per share from discontinued operations—basic and diluted	—	—	—	(.02)
Earnings per share—basic	0.31	0.51	0.43	0.13
Earnings per share—diluted	0.30	0.50	0.42	0.13
Average shares outstanding:
Basic	84,707	84,921	84,553	84,697
Diluted	86,277	87,682	86,427	85,816
Common stock prices:
High	$34.16	$34.49	$27.58	$23.64
Low	28.61	26.52	23.38	20.10

Quarter ended	May 31, 2003	Mar. 1, 2003	Nov. 30, 2002	Aug. 31, 2002
Net sales	$202,321	$186,645	$203,570	$198,512
Gross profit	106,650	99,467	101,273	98,353
Operating income (loss) (a)	3,704	(4,885)	8,329	8,780
Income before taxes	6,257	360	12,912	13,776
Income from continuing operations (b)	4,255	1,046	8,392	21,455
Loss from discontinued operations (c), (d)	(1,361)	(3,123)	(3,659)	(1,676)
Net earnings (loss)	2,894	(2,077)	4,733	19,779
Earnings per share from continuing operations—basic and diluted	0.05	0.01	0.10	0.24
Loss per share from discontinued operations—basic and diluted	(0.02)	(0.04)	(0.04)	(0.02)
Earnings (loss) per share—basic and diluted	0.03	(0.02)	0.05	0.22
Average shares outstanding:
Basic	84,886	86,750	87,127	89,474
Diluted	85,251	86,945	87,335	89,808
Common stock prices:
High	$21.08	$19.52	$19.95	$20.34
Low	16.05	15.81	14.70	16.55

The Company’s common stock is traded on the New York Stock Exchange. There were 2,882 shareholders of record at July 19, 2004. The market prices quoted above are the composite daily high and low prices reported by the New York Stock Exchange rounded to full cents per share.

Notes to Quarterly Financial Data (unaudited):

(a)	The Company incurred business realignment costs of $4.7 million, $11.7 million, $3.7 million and $2.7 million during the first, second, third and fourth quarters of fiscal year 2004, respectively. The Company incurred acquisition related (credits), costs, net of $1.4 million, $(35.7) million, $(18.0) million and $1.4 million during the first, second, third and fourth quarters of fiscal year 2004, respectively. The Company incurred business realignment costs of $9.6 million, $3.2 million, $14.2 million and $7.6 million during the first, second, third and fourth quarters of fiscal year 2003, respectively. The Company incurred acquisition related (credits), costs, net of zero, $1.8 million, $0.8 million and $0.9 million during the first, second, third and fourth quarters of fiscal year 2003, respectively.

(b)	During the first quarter of fiscal year 2003, the Company revised its estimated liability for income taxes as of August 31, 2002. The revision resulted in a $12.5 million net reduction of previously estimated liabilities.

(c)	During the third quarter of fiscal year 2003, the Company recorded a gain of $13.0 million, net of income tax expense of $7.0 million, as a result of the resolution of certain estimated liabilities related to the sale of CPID.

(d)	During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. The net carrying value of assets, primarily goodwill and other intangible assets, was adjusted to estimated selling price less costs to sell which resulted in a $15.3 million write-down, net of income tax benefit of $8.4 million.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

(a)	Management of the Company has evaluated, under the supervision and with the participation of, the chief executive officer and chief financial officer, the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner, and that information was accumulated and communicated to the Company’s management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b)	There has been no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this item regarding directors is included under “Election of Directors” and “Board of Directors Meetings, Committees and Compensation” of the Company’s Proxy Statement dated August 19, 2004.

The information required by this item regarding executive officers is contained under “Executive Officers of the Company” in Item 1 of Part I hereof.

The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s Proxy Statement dated August 19, 2004.

Item 11.    Executive Compensation.

The information required by this item is included under “Board of Directors Meetings, Committees and Compensation” and under “Executive Compensation” of the Company’s Proxy Statement dated August 19, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is included under “Election of Directors,” under “Security Ownership of Certain Beneficial Owners,” and under “Security Ownership of Management” of the Company’s Proxy Statement dated August 19, 2004.

Item 13.    Certain Relationships and Related Transactions.

None.

Item 14.    Principal Accountant Fees and Services.

The information appearing in the 2004 Proxy Statement under the caption “Fees Paid to Deloitte & Touche LLP” is incorporated herein by reference.

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

Schedule II—Valuation and Qualifying Accounts	Page 79

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

(3)	Exhibits:

(3	) (i)	Restated Articles of Incorporation of the Company, as amended.
	(ii)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3(ii) of Form 10-K filed August 14, 2003, SEC File No. 1-04837.

(4)	(i)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.
(ii)
Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 1-04837.

(10)	+(i)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 1-04837.
	+(ii)	Restated Annual Performance Incentive Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	+(iii)	Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed December 21, 1984, SEC File No. 1-04837.
	+(iv)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit (10)(v) of Form 10-K filed August 22, 1996, SEC File No. 1-04837.
	+(v)	Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 20, 1993, SEC File No. 1-04837.
+(vi)
Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills. Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 2, 2001, SEC File No. 1-04837.

	+(vii)	Form of Executive Severance Agreement entered into between the Company and its other named officers (other than the Chief Executive Officer)
	+(viii)	2001 Non-Employee Directors Compensation Plan. Incorporated by reference to Exhibit 10 of Form 10-Q filed October 1, 2001, SEC File No. 1-04837.
	+(ix)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 1-04837.
	+(x)	Deferred Compensation Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	+(xi)	Stock Deferral Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837
	+(xii)	Executive Compensatory Arrangement. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 12, 2002, SEC File No. 1-04837.
	+(xiii)	2001 Stock Option Plan. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 14, 2003, SEC File No. 1-04837.
	+(xiv)	2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10 of Form 10-Q filed October 4, 2002, SEC File No. 1-04837.
+(xv)
Agreement and plan of merger dated as of June 29, 2004, among Tektronix, Inc., Inet Technologies, Inc., Impala Merger Corp. and Impala Acquisition Co. LLC. Incorporated by reference to Exhibit (2) of Form 8-K filed June 30, 2004, SEC File No. 1-04837.

(14)	(i)	Code of Ethics
	(ii)	Business Practices Guidelines
(21)		Subsidiaries of the registrant.
(23)		Independent Auditors’ Consent.
(24)		Powers of Attorney.
(31.1)		302 Certification, Chief Executive Officer.
(31.2)		302 Certification, Chief Financial Officer.
(32.1)		906 Certification, Chief Executive Officer.
(32.2)		906 Certification, Chief Financial Officer.

+Compensatory Plan or Arrangement

(b)	Reports on Form 8-K.

Tektronix filed a report on Form 8-K on June 24, 2004 reporting the results of operations of the Company for the fourth quarter and fiscal year ended May 29, 2004 (reported under Item 7 and Item 9 of Form 8-K. Information furnished pursuant to Item 12. Results of Operations and Financial Condition).

Tektronix filed a report on Form 8-K on June 30, 2004 reporting the proposed acquisition of Inet Technologies, Inc. and the agreement and plan of merger dated as of June 29, 2004 (reported under Item 5 and Item 7 of Form 8-K).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKTRONIX, INC.

By:	/s/ COLIN L. SLADE Colin L. Slade, Senior Vice President and Chief Financial Officer

Dated: August 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ RICHARD H. WILLS* Richard H. Wills	Chairman of the Board, President, and Chief Executive Officer	August 12, 2004
/s/ COLIN L. SLADE Colin L. Slade	Senior Vice President and Chief Financial Officer, Principal Financial and Accounting Officer	August 12, 2004
/s/ PAULINE LO ALKER* Pauline Lo Alker	Director	August 12, 2004
/s/ A. GARY AMES* A. Gary Ames	Director	August 12, 2004
/s/ GERRY B. CAMERON* Gerry B. Cameron	Director	August 12, 2004
/s/ DAVID N. CAMPBELL* David N. Campbell	Director	August 12, 2004
/s/ FRANK C. GILL* Frank C. Gill	Director	August 12, 2004
/s/ MERRILL A. MCPEAK* Merrill A. McPeak	Director	August 12, 2004
/s/ CYRIL J. YANSOUNI* Cyril J. Yansouni	Director	August 12, 2004
* By/s/ JAMES F. DALTON James F. Dalton as attorney-in-fact		August 12, 2004

Tektronix, Inc. and Subsidiaries
Schedule II—Valuation and Qualifying Accounts
For the years ended May 25, 2002, May 31, 2003 and May 29, 2004
(Dollars in Thousands)

Description	Beginning balance	Charged to costs and expenses	Charged to other accounts	Deductions	Ending balance
2002:
Allowance for doubtful accounts	$4,488	$1,064	$—	$521	$5,031
Deferred tax assets valuation allowance	30,484	319	—	—	30,803

2003:
Allowance for doubtful accounts	$5,031	$(703)	$—	$572	$3,756
Deferred tax assets valuation allowance	30,803	(5,844)	—	—	24,959

2004:
Allowance for doubtful accounts	$3,756	$671	$—	$(1,414)	$3,013
Deferred tax assets valuation allowance	24,959	(1,776)	—	—	23,183

EXHIBIT INDEX

Exhibit No.		Exhibit Description
(3)	(i)	Restated Articles of Incorporation of the Company, as amended.
	(ii)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3(ii) of Form 10-K filed August 14, 2003, SEC File No. 1-04837.
(4)	(i)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.
(ii)
Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 1-04837.

(10)	+(i)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 1-04837.
	+(ii)	Restated Annual Performance Incentive Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	+(iii)	Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed December 21, 1984, SEC File No. 1-04837.
	+(iv)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit (10)(v) of Form 10-K filed August 22, 1996, SEC File No. 1-04837.
	+(v)	Indemnity Agreement entered into between the Company and its named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 20, 1993, SEC File No. 1-04837.
+(vi)
Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills. Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 2, 2001, SEC File No. 1-04837.

	+(vii)	Form of Executive Severance Agreement entered into between the Company and its other named officers (other than the Chief Executive Officer)
	+(viii)	2001 Non-Employee Directors Compensation Plan. Incorporated by reference to Exhibit 10 of Form 10-Q filed October 1, 2001, SEC File No. 1-04837.
	+(ix)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 1-04837.
	+(x)	Deferred Compensation Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	+(xi)	Stock Deferral Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837
	+(xii)	Executive Compensatory Arrangement. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 12, 2002, SEC File No. 1-04837.
	+(xiii)	2001 Stock Option Plan. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 14, 2003, SEC File No. 1-04837.
	+(xiv)	2002 Stock Incentive Plan. Incorporated by reference to Exhibit 10 of Form 10-Q filed October 4, 2002, SEC File No. 1-04837.
+(xv)
Agreement and plan of merger dated as of June 29, 2004, among Tektronix, Inc., Inet Technologies, Inc., Impala Merger Corp. and Impala Acquisition Co. LLC. Incorporated by reference to Exhibit (2) of Form 8-K filed June 30, 2004, SEC File No. 1-04837.

(14)	(i)	Code of Ethics
	(ii)	Business Practices Guidelines
(21)		Subsidiaries of the registrant.
(23)		Independent Auditors’ Consent.
(24)		Powers of Attorney.
(31.1)		302 Certification, Chief Executive Officer.
(31.2)		302 Certification, Chief Financial Officer.
(32.1)		906 Certification, Chief Executive Officer.
(32.2)		906 Certification, Chief Financial Officer.

+Compensatory Plan or Arrangement