Form 10-Q
period 2004-08-28
TEKTRONIX INC
filed 2004-10-06
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

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

AT SEPTEMBER 25, 2004 THERE WERE 82,461,400 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
          (Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.

FORWARD-LOOKING STATEMENTS		1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Operations (Unaudited) - for the Fiscal Quarter ended August 28, 2004 and the Fiscal Quarter ended August 30, 2003	2

	Condensed Consolidated Balance Sheets - at August 28, 2004 (Unaudited) and May 29, 2004	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the Fiscal Quarter ended August 28, 2004 and the Fiscal Quarter ended August 30, 2003	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	34

Item 4.	Controls and Procedures.	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	35

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.	36

Item 4.	Submission of Matters to a Vote of Security Holders.	36

Item 6.	Exhibits and Reports on Form 8-K.	37

SIGNATURE		38

Forward-Looking Statements

          Statements and information included in this Quarterly Report on Form 10-Q by Tektronix, Inc. (“Tektronix”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality, seasonality and growth in the markets Tektronix sells into, strategic direction, expenditures in research and development, future effective tax rates, new product introductions, changes to manufacturing processes, liquidity position, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, financial results including sales, earnings per share and gross margins, obligations under Tektronix’ retirement benefit plans, savings from business realignment programs, the integration of Inet Technologies, Inc., and the existence or length of an economic recovery.  These forward-looking statements involve risks and uncertainties.  Tektronix may make other forward-looking statements from time to time, including such statements in press releases and public conference calls and webcasts.  All forward-looking statements made by Tektronix are based on information available to Tektronix at the time such statements are made, and Tektronix assumes no obligation to update any forward-looking statements.  It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements.  Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended

(In thousands, except per share amounts)	Aug. 28, 2004	Aug. 30, 2003

Net sales	$250,465	$201,438
Cost of sales	101,946	92,330

Gross profit	148,519	109,108
Research and development expenses	33,579	29,102
Selling, general and administrative expenses	65,066	62,525
Business realignment costs	2,039	4,626
Acquisition related costs	787	1,316
Gain on disposition of assets	(1,891)	(36)

Operating income	48,939	11,575
Interest income	5,462	5,932
Interest expense	(83)	(1,122)
Other non-operating expense, net	(2,224)	(585)

Earnings before taxes	52,094	15,800
Income tax expense	15,628	4,424

Net earnings from continuing operations	36,466	11,376
Loss from discontinued operations, net of income taxes	(58)	(1,500)

Net earnings	$36,408	$9,876

Net earnings per share from continuing operations – basic	$0.44	$0.13
Net earnings per share from continuing operations – diluted	0.43	0.13
Loss per share from discontinued operations – basic and diluted	—	(0.02)
Net earnings per share – basic and diluted	$0.43	$0.12
Weighted average shares outstanding – basic	83,782	84,697
Weighted average shares outstanding – diluted	85,211	85,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets

(In thousands)	Aug. 28, 2004 (unaudited)	May 29, 2004

ASSETS
Current assets:
Cash and cash equivalents	$106,679	$149,011
Short-term marketable investments	125,763	90,956
Trade accounts receivable, net of allowance for doubtful accounts of $2,904 and $3,013, respectively	134,374	133,150
Inventories	100,866	102,101
Other current assets	61,086	69,812

Total current assets	528,768	545,030
Property, plant and equipment, net	105,837	105,310
Long-term marketable investments	377,172	463,878
Deferred tax assets	106,156	105,886
Goodwill, net	79,260	79,774
Other long-term assets	28,951	30,825

Total assets	$1,226,144	$1,330,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$128,799	$134,048
Accrued compensation	57,216	89,212
Deferred revenue	22,101	25,247

Total current liabilities	208,116	248,507
Long-term liabilities	167,691	211,616
Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 82,449 and 84,179 shares at August 28, 2004 and May 29, 2004, respectively)	260,502	257,267
Retained earnings	726,284	748,381
Accumulated other comprehensive loss	(136,449)	(135,068)

Total shareholders’ equity	850,337	870,580

Total liabilities and shareholders’ equity	$1,226,144	$1,330,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Fiscal quarter ended

(In thousands)	Aug. 28, 2004	Aug. 30, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$36,408	$9,876
Adjustments to reconcile net earnings to net cash used in operating activities:
Loss from discontinued operations	58	1,500
Depreciation and amortization expense	6,678	7,252
Gain on disposition of assets	(1,891)	(36)
Tax benefit of stock option exercises	1,345	252
Deferred income tax expense	1,694	9,232
Changes in operating assets and liabilities:
Accounts receivable	(1,224)	3,294
Inventories	1,235	6,926
Other current assets	(1,062)	(1,005)
Accounts payable	(7,183)	2,390
Accrued compensation	(31,996)	(6,156)
Deferred revenue	(3,146)	(3,030)
Cash funding for domestic pension plan	(46,516)	(30,000)
Other long-term assets and liabilities, net	2,480	(2,596)

Net cash used in continuing operating activities	(43,120)	(2,101)
Net cash provided by discontinued operating activities	—	829

Net cash used in operating activities	(43,120)	(1,272)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(7,506)	(4,212)
Proceeds from the disposition of property and equipment	12,365	1,056
Proceeds from maturities and sales of short-term and long-term available-for-sale securities	81,880	177,337
Purchases of short-term and long-term available-for-sale securities	(28,921)	(148,053)

Net cash provided by investing activities	57,818	26,128
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	—	957
Repayment of long-term debt	(122)	(56,300)
Proceeds from employee stock plans	8,963	4,395
Repurchase of common stock	(61,764)	(17,783)
Dividends paid	(3,363)	—

Net cash used in financing activities	(56,286)	(68,731)
Effect of exchange rate changes on cash	(744)	(1,258)

Net decrease in cash and cash equivalents	(42,332)	(45,133)
Cash and cash equivalents at beginning of period	149,011	190,387

Cash and cash equivalents at end of period	$106,679	$145,254

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid (refunded), net	$9,348	$(7,736)
Interest paid	49	2,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.  The Company

          Tektronix, Inc. (“Tektronix”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, and advanced and pervasive technologies. Revenue is derived principally through the development, manufacturing and marketing of a broad range of products including: oscilloscopes; logic analyzers; signal sources; communication test equipment, including mobile protocol test, wireless field test and spectrum analysis equipment; video test equipment; and related components, support services and accessories. Tektronix maintains operations in four major geographies: the Americas, including the United States and Other Americas, including Mexico, Canada and South America; Europe, including Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea, and Singapore; and Japan.

2.  Financial Statement Presentation

          The condensed consolidated financial statements and notes thereto have been prepared by Tektronix without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by Article 10 of Regulation S-X. The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings. Tektronix’ fiscal year is the 52 or 53 week period ending on the last Saturday in May.  Fiscal years 2005 and 2004 are both 52 weeks long.  The first quarter of fiscal years 2005 and 2004 were both 13 weeks long.

          The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period.  Examples include the allowance for doubtful accounts; product warranty accrual; estimates of contingencies; intangible asset valuation; inventory valuation; pension plan assumptions; determining when investment impairments are other-than-temporary; and the assessment of the valuation of deferred income taxes and income tax contingencies.  Actual results may differ from estimated amounts. Management believes that the condensed consolidated financial statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in Tektronix’ annual report on Form 10-K for the fiscal year ended May 29, 2004.

3.  Recent Accounting Pronouncements

          At the November 12–13, 2003 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Tektronix adopted the disclosure requirements in fiscal year 2004. At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities.  However, on September 30, 2004, the Financial Accounting Standards Board (“FASB”) decided to postpone the implementation of the impairment model for debt and equity securities.  Tektronix does not expect this consensus to have a material effect on the consolidated financial statements upon adoption of the proposed impairment model for debt and equity securities.

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.”  SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information has been provided separately for pension plans and for other postretirement benefit plans. Tektronix included the new disclosures in its fiscal year 2004 consolidated financial statements and interim disclosures beginning with the first quarter of fiscal year 2005.

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

          Earnings per share for the fiscal quarters ended August 28, 2004 and August 30, 2003 were as follows:

	Fiscal quarter ended

(In thousands, except per share amounts)	Aug. 28, 2004	Aug. 30, 2003

Net earnings	$36,408	$9,876

Weighted average shares used for basic earnings per share	83,782	84,697
Effect of dilutive stock options	1,429	1,119

Weighted average shares used for dilutive earnings per share	85,211	85,816

Net earnings per share – basic and diluted	$0.43	$0.12

          Options to purchase an additional 3,888,027 and 4,510,898 shares of common stock were outstanding at August 28, 2004 and August 30, 2003, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.

          Tektronix accounts for stock options according to Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized in Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair values of options granted during the fiscal quarters ended August 28, 2004 and August 30, 2003 were $10.06 and $6.15 per share, respectively.

          The pro forma impact to both net earnings and earnings per share (“EPS”) from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 for the fiscal quarters ended August 28, 2004 and August 30, 2003 is indicated below:

	Fiscal quarter ended

(In thousands, except per share amounts)	Aug. 28, 2004	Aug. 30, 2003

Net earnings as reported	$36,408	$9,876
Stock compensation cost included in net earnings as reported, net of income taxes	227	91
Stock compensation cost using the fair value alternative, net of income taxes	(3,405)	(5,115)

Pro forma net earnings	$33,230	$4,852

Basic EPS – as reported	$0.43	$0.12
Basic EPS – pro forma	0.40	0.06
Diluted EPS – as reported	$0.43	$0.12
Diluted EPS – pro forma	0.39	0.06

     SFAS No. 123 Assumptions

          The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal quarters ended August 28, 2004 and August 30, 2003:

	Aug. 28, 2004	Aug. 30, 2003

Expected life in years	5.1	4.0
Risk-free interest rate	3.80%	2.57%
Volatility	32.47%	31.84%
Dividend yield	0.54%	0.00%

5.  Acquisition of Inet Technologies, Inc.

          On June 29, 2004, Tektronix and Inet Technologies, Inc. (“Inet”) announced the signing of a definitive agreement for Tektronix to acquire Inet, a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next-generation networks, including 2.5G and 3G mobile data and voice-over-packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks.

          Subsequent to the first quarter of fiscal year 2005, the transaction closed on September 30, 2004.  Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix’ common stock. Prior to the close of the transaction on September 30, 2004, Inet had 39.6 million shares of common stock outstanding.  The final exchange ratio used to determine the number of shares of Tektronix’ common stock issued was 0.192, which resulted in the issuance of 7.6 million shares of Tektronix’ common stock in the transaction.  The cash consideration of $247.6 million and the value of Tektronix’ common stock of $247.5 million will be included in the purchase price that will be allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values.  Tektronix has not yet had sufficient time subsequent to the close of the transaction to perform the analysis necessary to record the purchase price allocation.  Analysis supporting the purchase price allocation will include valuation of assets and liabilities as of the close date, including certain third party valuation analysis, and an audit of the acquired balance sheet by Tektronix’ external auditor.  Tektronix filed a Form S-4, as amended, with the SEC which provides additional information on this transaction.

6.  Discontinued Operations

          Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended

(In thousands)	Aug. 28, 2004	Aug. 30, 2003

Loss on sale of VideoTele.com (less applicable income tax benefit of $1 and $3)	$(1)	$(5)
Loss on sale of optical parametric test business (less applicable income tax benefit of $40 and $136)	(72)	(253)
Gain (loss) on sale of Gage (less applicable income tax expense (benefit) of $8 and ($457))	15	(848)
Loss from operations of Gage (less applicable income tax benefit of $0 and $212)	—	(394)

Loss from discontinued operations, net of income taxes	$(58)	$(1,500)

7.  Business Realignment Costs

          Business realignment costs represent actions to realign Tektronix’ cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels.  Business realignment actions taken in recent fiscal years were intended to reduce Tektronix’ worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which Tektronix sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions.  In addition to severance, Tektronix incurred other costs associated with restructuring its organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels.

          Costs incurred during the current quarter primarily relate to restructuring actions Tektronix planned in prior years which were executed in the current quarter.  Many of the restructuring actions planned take significant time to execute, particularly if they are being conducted in countries outside the United States.

          Business realignment costs of $2.0 million in the first quarter of fiscal year 2005 primarily included severance and related costs for 21 employees, accelerated depreciation of assets, and contractual obligations largely in Europe.  Expected future annual salary cost savings from actions taken in the first quarter of fiscal year 2005 to reduce employee headcount is not significant.  At August 28, 2004, the remaining liabilities for employee severance and related benefits were maintained for 94 employees.

          Activity for the above described actions during the first quarter of fiscal year 2005 was as follows:

(In thousands)	Balance May 29, 2004	Costs incurred	Cash payments	Non-cash adjustments	Balance August 28, 2004

Fiscal Year 2005 Actions:
Employee severance and related benefits	$—	$1,133	$(431)	$—	$702
Asset impairments	—	287	—	(287)	—
Contractual obligations	—	435	(193)	217	459
Accumulated currency translation loss, net	—	18	—	(18)	—

Total	—	1,873	(624)	(88)	1,161

Fiscal Year 2004 Actions:
Employee severance and related benefits	5,335	(104)	(2,280)	—	2,951
Contractual obligations	409	287	—	1	697

Total	5,744	183	(2,280)	1	3,648

Fiscal Year 2003 Actions:
Employee severance and related benefits	294	(17)	(269)	—	8
Contractual obligations	1,240	—	(110)	30	1,160

Total	1,534	(17)	(379)	30	1,168

Fiscal Year 2002 Actions:
Employee severance and related benefits	152	—	(23)	—	129
Contractual obligations	54	—	(6)	—	48

Total	206	—	(29)	—	177

Total of all actions	$7,484	$2,039	$(3,312)	$(57)	$6,154

8.  Marketable Investments

          Marketable investments are recorded at fair value with the resulting unrealized gains and temporary losses included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Realized gains and losses on sales of marketable investments were $0.4 million and $0.6 million, respectively, during the quarter ended August 28, 2004, and $0.5M and $0.9M, respectively, during the quarter ended August 30, 2003, which are included in Other non-operating expense, net on the Condensed Consolidated Statements of Operations.

          Short-term marketable investments held at August 28, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Corporate notes and bonds	$66,638	$160	$(153)	$66,645
Asset backed securities	27,253	—	(444)	26,809
U.S. Agency	18,768	—	(60)	18,708
Mortgage backed securities	10,970	—	(127)	10,843
U.S. Treasuries	2,727	31	—	2,758

Short-term marketable investments	$126,356	$191	$(784)	$125,763

          Long-term marketable investments held at August 28, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Mortgage backed securities	$113,064	$404	$(1,021)	$112,447
Asset backed securities	83,187	1,222	(216)	84,193
Corporate notes and bonds	78,785	1,147	(299)	79,633
U.S. Agency	60,397	180	(505)	60,072
U.S. Treasuries	40,808	113	(94)	40,827

Long-term marketable investments	$376,241	$3,066	$(2,135)	$377,172

          Short-term marketable investments held at May 29, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Corporate notes and bonds	$46,899	$191	$(118)	$46,972
Asset backed securities	30,657	1	(363)	30,295
U.S. Treasuries	5,313	96	—	5,409
Mortgage backed securities	5,358	—	(52)	5,306
U.S. Agency	2,972	2	—	2,974

Short-term marketable investments	$91,199	$290	$(533)	$90,956

          Long-term marketable investments held at May 29, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Mortgage backed securities	$176,266	$715	$(2,684)	$174,297
Corporate notes and bonds	89,562	817	(587)	89,792
U.S. Agency	79,878	155	(962)	79,071
Asset backed securities	76,052	999	(261)	76,790
U.S. Treasuries	44,166	—	(238)	43,928

Long-term marketable investments	$465,924	$2,686	$(4,732)	$463,878

          Contractual maturities of long-term marketable investments at August 28, 2004 are as follows (in thousands):

Amortized Cost Basis

After 1 year through 5 years	$263,177
Mortgage backed securities	113,064

$376,241

          Tektronix reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  In the evaluation of whether an impairment is other-than-temporary, Tektronix considers the reasons for the impairment, its ability and intent to hold the investment until the market price recovers, compliance with its investment policy, the severity and duration of the impairment and expected future performance.  As Tektronix primarily invests in high quality debt securities, unrealized losses are largely driven by market interest rates.  These unrealized losses were not significant on an individual investment security basis.  Based on this evaluation, no impairment was considered to be other-than-temporary.  The following table presents the fair value of marketable investments with unrealized losses at August 28, 2004:

	12 months or more		Less than 12 months		Total

(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate notes and bonds	$7,325	$57	$85,867	$395	$93,192	$452
Asset backed securities	2,646	50	55,096	610	57,742	660
Mortgage backed securities	304	11	90,712	1,137	91,016	1,148
U.S. Agency	4,961	61	65,303	504	70,264	565
U.S. Treasuries	—	—	25,222	94	25,222	94

Total	$15,236	$179	$322,200	$2,740	$337,436	$2,919

          Investments in corporate equity securities are classified as available-for-sale and reported at fair value and are included in Other long-term assets on the Condensed Consolidated Balance Sheets. The related unrealized holding gains and temporary losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains at August 28, 2004 and May 29, 2004 were as follows:

(In thousands)	Aug. 28, 2004	May 29, 2004

Unamortized cost basis of corporate equity securities	$5,990	$6,178
Gross unrealized holding gains	4,079	7,818

Fair value of corporate equity securities	$10,069	$13,996

9.  Inventories

          Inventories are stated at the lower of cost or market. Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis. Tektronix periodically reviews its inventory for obsolete or slow-moving items. Inventories consisted of the following:

(In thousands)	Aug. 28, 2004	May 29, 2004

Materials	$9,408	$10,379
Work in process	39,589	40,923
Finished goods	51,869	50,799

Inventories	$100,866	$102,101

10.  Other Current Assets

          Other current assets consisted of the following:

(In thousands)	Aug. 28, 2004	May 29, 2004

Current deferred tax asset	$36,007	$37,703
Prepaid expenses	9,161	7,293
Held-for-sale assets	7,981	16,075
Other receivables	7,136	7,820
Income taxes receivable	—	6
Other current assets	789	911
Notes receivable	12	4

Other current assets	$61,086	$69,812

          At August 28, 2004, held-for-sale assets included buildings and land located in Gotemba, Japan, which were acquired in the Sony/Tektronix redemption in fiscal year 2003. During fiscal year 2004, Tektronix announced a plan to transfer manufacturing operations conducted in Japan to other facilities and to market the land and buildings located in Gotemba, Japan. As such, these assets have been classified as held-for-sale.  Tektronix has entered into an agreement to sell the held-for-sale assets located in Gotemba, Japan which is expected to be completed in the third quarter of fiscal year 2005.

          During the first quarter of fiscal year 2005, Tektronix completed the sale of property located in Nevada City, California, which had been classified as held-for-sale assets in fiscal year 2004.  Net proceeds of $9.9 million were received from the sale of the Nevada City assets with a carrying value of $7.7 million, resulting in a gain on sale of $2.2 million during the first quarter of fiscal year 2005.

11.  Property, Plant and Equipment, Net

          Property, plant and equipment, net consisted of the following:

(In thousands)	Aug. 28, 2004	May 29, 2004

Land	$1,086	$698
Buildings	134,868	133,304
Machinery and equipment	258,147	255,669
Accumulated depreciation and amortization	(288,264)	(284,361)

Property, plant and equipment, net	$105,837	$105,310

12.  Goodwill, Net

          Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition-related intangibles.

          Changes in goodwill during the quarter ended August 28, 2004 were as follows (in thousands):

Balance at May 29, 2004	$79,774
Currency translation	(514)

Balance at August 28, 2004	$79,260

13.  Other Long-Term Assets

          Other long-term assets consisted of the following:

(In thousands)	Aug. 28, 2004	May 29, 2004

Notes, contracts and leases	$12,746	$10,845
Corporate equity securities	10,069	13,996
Other intangibles, net	2,614	2,706
Other assets	3,522	3,278

Other long-term assets	$28,951	$30,825

14.  Long-Term Liabilities

          Long-term liabilities consisted of the following:

(In thousands)	Aug. 28, 2004	May 29, 2004

Pension liability	$132,192	$178,026
Postretirement benefits	13,591	13,839
Deferred compensation	14,993	10,707
Other	6,915	9,044

Other long-term liabilities	$167,691	$211,616

          Tektronix made a voluntary contribution of $46.5 million in the first quarter of fiscal year 2005 to the U.S. Cash Balance pension plan, which represents the expected funding for the fiscal year.  This contribution directly reduced the balance of pension liability.

15.  Pension and Other Postretirement Benefits

          Components of net periodic benefit cost for defined benefit pension plans and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits

	Fiscal quarter ended		Fiscal quarter ended

(In thousands)	Aug. 28, 2004	Aug. 30, 2003	Aug. 28, 2004	Aug. 30, 2003

Service cost	$1,550	$2,247	$21	$26
Interest cost	9,579	10,185	226	233
Expected return on plan assets	(12,537)	(12,664)	—	—
Amortization of transition asset	28	25	—	—
Amortization of prior service cost	(557)	(194)	—	(668)
Amortization of net loss	3,329	1,952	—	—

Net periodic benefit costs	$1,392	$1,551	$247	$(409)

16.  Contingencies

          As of August 28, 2004, Tektronix had $19.6 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $10.4 million of contingencies relating to the sale of the Color Printer and Imaging division (“CPID”) in fiscal year 2000, $3.3 million for environmental exposures and $5.9 million for other contingent liabilities.  It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to Tektronix’ consolidated financial statements.

     Sale of Color Printing and Imaging

          On January 1, 2000, Tektronix sold substantially all of the assets of CPID.  Tektronix accounted for CPID as a discontinued operation in accordance with APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the purchaser.  During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale.  The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, $60.0 million of contingencies related to the sale and $14.4 million in transaction and related costs.

          In accordance with SFAS No. 5 “Accounting for Contingencies,” it is Tektronix’ policy to defer recognition of a gain where it is believed that contingencies exist that may result in that gain being recognized prior to realization.  Tektronix analyzes the amount of deferred gain in relation to outstanding contingencies, and recognizes additional gain when persuasive objective evidence indicates that such contingencies are believed to be resolved.  With regard to the contingencies associated with the sale of CPID, persuasive objective evidence includes a) legal determinations resulting in the resolution of contingencies, including lapse of claim periods defined in the final sale agreement, b) the resolution of claims made by the purchaser, c) evidence that liabilities underlying current or probable future claims have been resolved and d) interactions with the purchaser on outstanding claims.  The $60.0 million of contingencies represents the deferral of a portion of the gain on sale that Tektronix’ management believed was not realizable due to certain contingencies contained in the final sale agreement and approximated the amount that management believed was the maximum exposure under the contingencies. The specific nature of these contingencies was specified in the final sale agreement.

          The contingencies contained in the final sale agreement represented provisions designed to protect the purchaser in disputes over the net assets included in the closing balance sheet and breach of certain representations and warranties by Tektronix.  Tektronix viewed these exposures in terms of the following categories: balance sheet arbitration, liabilities subject to indemnity, 18 month indemnity for breach of certain representations and warranties and a 36 month indemnity for breach of certain representations and warranties.  Tektronix’ estimate of the maximum contingency, including anticipated costs and expenses to resolve these matters, was $60.0 million.  This estimate was based on certain limitations on purchase contingencies as defined in the final sale agreement as well as Tektronix’ estimates of other exposures not subject to these limitations.  As the maximum exposure under these categories is measured in the aggregate by Tektronix and as there are many overlapping provisions between these categories, Tektronix’ review of these contingencies considered both the individual categories as well as the aggregate remaining exposures.

          Subsequent to the close of the transaction, Tektronix and the purchaser entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date.  This arbitration process was provided to the purchaser under the terms of the final sale agreement.  This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by Tektronix to the purchaser.  This settlement directly reduced the $60.0 million previously deferred gain.

          During fiscal year 2003, Tektronix recognized $25.0 million of the previously deferred gain as a result of the resolution of certain of the purchase contingencies related to the sale, in accordance with the accounting policy described above.  The $25.0 million of pre-tax gain was recognized in Discontinued operations.  Of the total $25.0 million recognized in fiscal year 2003, $20.0 million was recorded during the third quarter of fiscal year 2003.  Persuasive objective evidence supporting the recognition of $20.0 million included a) the expiration of the 36 month deadline for certain claims included in the final sale agreement, which passed without the receipt of claims from the purchaser, b) analysis of exposures underlying pending claims previously made by the purchaser, and c) the interactions with the purchaser regarding these pending claims, which included the fact that significant time had lapsed since the purchaser had pursued these claims.  Tektronix recognized an additional $5.0 million of pre-tax gain in Discontinued operations during the fourth quarter of fiscal year 2003 based on persuasive objective evidence that certain previously identified exposures had been resolved without consequence to Tektronix.

          Other payments and adjustments during fiscal years 2001, 2002 and 2003 reduced the balance of the contingencies by $4.6 million.  As of August 28, 2004 and May 29, 2004, the balance of the contingencies related to the CPID disposition was $10.4 million, a significant portion of which may take several years to resolve.  The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained.  Tektronix continues to monitor the status of the CPID related contingencies based on information received.  If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur.  Tektronix, however, does not expect such changes to be material to the financial statements.

     Environmental and Other

          The $3.3 million for environmental exposures is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus.  Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations.  Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.  Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range.  These costs are estimated to be incurred over the next several years.

          The remaining $5.9 million includes amounts related to intellectual property and employment issues, as well as amounts related to dispositions of assets other than CPID.  If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.

          In the normal course of business, Tektronix and its subsidiaries are parties to various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not Tektronix will ultimately be successful in any of these legal matters or, if not, what the impact might be. However, Tektronix’ management does not expect that the results of these legal proceedings will have a material adverse effect on its results of operations, financial position or cash flows.

17.  Shareholders’ Equity

          Activity in shareholders’ equity for the first quarter of fiscal year 2005 was as follows:

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total

(In thousands)	Shares	Amount

Balance at May 29, 2004	84,179	$257,267	$748,381	$(135,068)	$870,580
Net earnings	—	—	36,408	—	36,408
Additional minimum pension liability, net of income taxes	—	—	—	344	344
Foreign currency translation adjustment, net of income taxes	—	—	—	(931)	(931)
Unrealized holding loss on available- for-sale securities, net of income taxes	—	—	—	(794)	(794)
Dividends paid	—	—	(3,363)	—	(3,363)
Shares issued to employees	398	9,857	—	—	9,857
Shares repurchased in open market	(2,128)	(6,622)	(55,142)	—	(61,764)

Balance at August 28, 2004	82,449	$260,502	$726,284	$(136,449)	$850,337

          In fiscal year 2000, the Board of Directors authorized the purchase of up to $550.0 million of Tektronix’ common stock on the open market or through negotiated transactions. During the first quarter of fiscal year 2005, 2.1 million shares were repurchased for $61.8 million.  As of August 28, 2004, a total of 19.3 million shares have been repurchased at an average price of $23.39 per share totaling $450.6 million under this authorization.  The reacquired shares were immediately retired as required under Oregon corporate law.  Subsequent to the first quarter of fiscal year 2005, in September 2004, the Board of Directors authorized the repurchase of an incremental $400.0 million of Tektronix’ common stock.  In addition, the Board of Directors has increased the quarterly cash dividend by 50% to $0.06 per share of common stock.  The dividend is payable on October 25, 2004 to shareholders of record at the close of business on October 8, 2004.

          Comprehensive income and its components, net of income taxes, were as follows:

	Fiscal quarter ended

(In thousands)	Aug. 28, 2004	Aug. 30, 2003

Net earnings	$36,408	$9,876
Other comprehensive income (loss):
Additional minimum pension liability, net of income taxes of $152 and $164, respectively	344	419
Foreign currency translation adjustment, net of income taxes of ($595) and ($3,514), respectively	(931)	(5,496)
Unrealized holding loss on available-for-sale securities, net of income taxes of ($508) and ($1,560), respectively	(794)	(2,440)

Total comprehensive income	$35,027	$2,359

          Accumulated other comprehensive loss consisted of the following:

(In thousands)	Foreign currency translation	Unrealized holding gains, net on available-for- sale securities	Additional minimum pension liability	Accumulated other comprehensive loss

Balance at May 29, 2004	$35,192	$3,488	$(173,748)	$(135,068)
First quarter activity	(931)	(794)	344	(1,381)

Balance at August 28, 2004	$34,261	$2,694	$(173,404)	$(136,449)

18.  Business Segments

          Tektronix’ revenue is derived principally through the development and marketing of a range of test and measurement products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. It is impractical to report net sales by product group.  Accordingly, Tektronix reports as a single segment.  Inter-segment sales were not material and were included in net sales to external customers below.

	Fiscal quarter ended

(In thousands)	Aug. 28, 2004	Aug. 30, 2003

Consolidated net sales to external customers by region:
The Americas:
United States	$105,764	$84,127
Other Americas	8,022	5,731
Europe	47,550	40,076
Pacific	44,279	37,493
Japan	44,850	34,011

Net sales	$250,465	$201,438

19.  Product Warranty Accrual

          Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

          Changes in the product warranty accrual were as follows:

	Fiscal quarter ended

(In thousands)	Aug. 28, 2004	Aug. 30, 2003

Balance at beginning of period	$8,959	$8,689
Payments made	(2,290)	(2,655)
Provision for warranty expense	2,295	2,531

Balance at end of period	$8,964	$8,565

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

          Tektronix, Inc. (“Tektronix”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics.  Unless otherwise indicated by the context, management (“we” or “our”) refers to Tektronix as the parent company or its majority-owned subsidiaries.  This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of Tektronix’ operating performance and its financial condition.  A discussion of our business, including our strategy, products and competition is included in Part I of Tektronix’ Form 10-K for the fiscal year ended May 29, 2004.  Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, and advanced and pervasive technologies. Revenue is derived principally through the development, manufacturing and marketing of a broad range of products including: oscilloscopes; logic analyzers; signal sources; communication test equipment, including mobile protocol test, wireless field test and spectrum analysis equipment; video test equipment; and related components, support services and accessories.  Tektronix maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea, and Singapore; and Japan.

          Tektronix’ results of operations and financial condition may be affected by a variety of factors.  In our opinion, the most significant of these factors include the economic strength of the technology markets into which we sell our products, our ability to develop compelling technology solutions and deliver these to the marketplace in a timely manner, and the actions of competitors.  These significant factors are discussed further below.

          The markets that we serve are very diverse and include a cross-section of the technology industries.  Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector.  During fiscal years 2000 and 2001, we experienced considerable growth and profitability resulting from the overall growth in the technology markets and successful new product introductions.  However, we began to experience weakening demand in the latter part of fiscal year 2001 and subsequently experienced a dramatic decline in demand during fiscal year 2002.  During fiscal year 2002, product orders declined 38% from fiscal year 2001.  The technology markets continued to be depressed into fiscal year 2003.  During the latter part of fiscal year 2003, we began to experience the stabilization of certain markets.  Fiscal year 2004 saw a more broad-based recovery in the technology sector from the downturn of preceding years.  During the first quarter of fiscal year 2005, growth rates moderated as compared with the prior year, which management has partially attributed to excess demand in fiscal year 2004 resulting from customers deferring purchasing activity during the downturn years of 2001 to 2003.  The higher growth rates during fiscal year 2004 result in a higher basis for comparison for fiscal year 2005 results.

          During fiscal years 2002 and 2003, Tektronix engaged in a variety of efforts to reduce the cost structure to better align to the lower sales levels.  These costs continued to be incurred into fiscal year 2004 and the first quarter of the current fiscal year as many of the actions identified took considerable time to execute.  In addition to incurring costs to realign our cost structure during fiscal year 2003 and

2004, we also incurred costs to restructure the operations of the Japan subsidiary acquired through acquisition of Sony/Tektronix Corporation and also recognized certain costs and credits directly associated with the integration of this subsidiary.  Costs incurred in the first quarter of fiscal year 2005 largely relate to previously planned actions in Europe.

          We face significant competition in many of the markets in which we sell our products.  Tektronix competes on many factors including product performance, technology, product availability and price.  To compete effectively, we must deliver compelling products to the market in a timely manner.  Accordingly, we make significant investments into the research and development of new products and the selling channels necessary to deliver products to the market.  Even during periods where economic conditions have reduced our revenues, such as those experienced in fiscal years 2002 and 2003, we continued to invest significantly in the development of new products and selling channels.  A discussion of our competitors and products is included in Item 1 of Tektronix’ Form 10-K for the fiscal year ended May 29, 2004.

          A component of our strategy includes focusing investments in certain product categories to expand our existing market positions.  Expansion in these certain product categories may come through internal growth or from acquisitions.  On June 29, 2004, we announced the signing of a definitive agreement to purchase Inet Technologies, Inc. (“Inet”).  The transaction closed on September 30, 2004, subsequent to the end of the first quarter of fiscal year 2005.  We will integrate the operations of Inet into the operations of Tektronix.  We believe that the success of this integration will have a significant impact on Tektronix’ results of operations and financial condition.  The agreement to acquire Inet is described below in this Management’s Discussion and Analysis.

          For a discussion of risk factors affecting Tektronix, see the Risks and Uncertainties section below.

Acquisition of Inet Technologies, Inc.

          On June 29, 2004, Tektronix and Inet announced the signing of a definitive agreement for Tektronix to acquire Inet, a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next-generation networks, including 2.5G and 3G mobile data and voice-over-packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks.

          Inet has approximately 500 employees worldwide and had 2003 sales of $104 million. When combined with our mobile protocol test business, Tektronix will be one of the largest global providers of these solutions.

          We anticipate that the acquisition will accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next-generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS) and VoIP.

          Subsequent to the first quarter of fiscal year 2005, the transaction closed on September 30, 2004.  Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix’ common stock. Prior to the close of the transaction on September 30, 2004, Inet had 39.6 million shares of common stock outstanding.  The final exchange ratio used to determine the number of shares of Tektronix’ common stock issued was 0.192, which resulted in the issuance of 7.6 million shares of Tektronix’ common stock in the transaction.  The cash consideration of $247.6 million and the value of Tektronix’ common stock of $247.5 million will be included in the purchase price that will be allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values.  Tektronix has not yet had sufficient time subsequent to the close of the transaction to perform the analysis necessary to record the purchase price allocation.  Analysis supporting the purchase price allocation will include valuation of assets and liabilities as of the close date, including certain third party valuation analysis, and an audit of the acquired balance sheet by Tektronix’ external auditor.  Tektronix filed a Form S-4, as amended, with the SEC which provides additional information on this transaction.

Business Realignment Costs

          Business realignment costs represent actions to realign our cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels.  Business realignment actions taken in recent fiscal years were intended to reduce our worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which we sell our products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions.  In addition to severance, we incurred other costs associated with restructuring our organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels.  Actions taken have or are expected to result in reduced operating costs in periods following the period in which the costs were incurred, primarily through reductions in labor costs. Management believes that the restructuring actions implemented in recent fiscal years have resulted in the costs savings anticipated for those actions.

          Costs incurred during the current quarter primarily relate to restructuring actions we planned in prior years which were executed in the current quarter.  Many of the restructuring actions planned take significant time to execute, particularly if they are being conducted in countries outside the United States.  Excluding the impact of the Inet acquisition, which has not yet been determined, we anticipate significantly lower levels of business realignment costs during the current fiscal year, as most of the previously planned actions have been executed.

          Business realignment costs of $2.0 million in the first quarter of fiscal year 2005 primarily included severance and related costs for 21 employees, accelerated depreciation of assets, and contractual obligations largely in Europe.  Expected future annual salary cost savings from actions taken in the first quarter of fiscal year 2005 to reduce employee headcount is not significant.  At August 28, 2004, the remaining liabilities for employee severance and related benefits were maintained for 94 employees.

          Activity for the above described actions during the first quarter of fiscal year 2005 was as follows:

(In thousands)	Balance May 29, 2004	Costs incurred	Cash payments	Non-cash adjustments	Balance August 28, 2004

Fiscal Year 2005 Actions:
Employee severance and related benefits	$—	$1,133	$(431)	$—	$702
Asset impairments	—	287	—	(287)	—
Contractual obligations	—	435	(193)	217	459
Accumulated currency translation loss, net	—	18	—	(18)	—

Total	—	1,873	(624)	(88)	1,161

Fiscal Year 2004 Actions:
Employee severance and related benefits	5,335	(104)	(2,280)	—	2,951
Contractual obligations	409	287	—	1	697

Total	5,744	183	(2,280)	1	3,648

Fiscal Year 2003 Actions:
Employee severance and related benefits	294	(17)	(269)	—	8
Contractual obligations	1,240	—	(110)	30	1,160

Total	1,534	(17)	(379)	30	1,168

Fiscal Year 2002 Actions:
Employee severance and related benefits	152	—	(23)	—	129
Contractual obligations	54	—	(6)	—	48

Total	206	—	(29)	—	177

Total of all actions	$7,484	$2,039	$(3,312)	$(57)	$6,154

Critical Accounting Estimates

          Management has identified the “critical accounting estimates,” which are those that are most important to our portrayal of the financial condition and operating results and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include contingencies, intangible asset valuation, inventory valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax contingencies.

     Contingencies

          Tektronix is subject to claims and litigation concerning intellectual property, environmental and employment issues, and settlement of contingencies related to prior dispositions of assets.  Accruals have been established based upon management’s best estimate of the ultimate outcome of these matters. We review the status of any claims, litigation and other contingencies on a regular basis, and adjustments are made as additional information becomes available.  As of August 28, 2004, $19.6 million of contingencies were recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $10.4 million of contingencies relating to the sale of the Color Printing and Imaging division (“CPID”) described below, $3.3 million for environmental exposures and $5.9 million for other contingent liabilities.  It is reasonably possible that our estimates of contingencies could change in the near term and that such changes could be material to the consolidated financial statements.

          At the time of the sale of CPID on January 1, 2000, we deferred the recognition of $60.0 million of gain on the sale and recorded contingencies of $60.0 million.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” our policy is to defer recognition of a gain where we believe contingencies exist which may result in that gain being recognized prior to realization.  We analyze the amount of deferred gain in relation to outstanding contingencies and recognize additional gain when objective evidence indicates that such contingencies are believed to be resolved.  The $60.0 million of contingencies represents the deferral of a portion of the gain on sale that we believed was not realizable due to certain contingencies contained in the final sale agreement.  Of the original $60.0 million of contingencies, $22.6 million has been utilized to settle claims and $27.0 million was recognized in subsequent periods.  As of August 28, 2004 and May 29, 2004, the balance of the contingencies related to the CPID disposition was $10.4 million, a significant portion of which may take several years to resolve.  We continue to monitor the status of the CPID related contingencies based on information received.  If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies could be material to the financial statements.

          Included in contingent liabilities is $3.3 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon campus.  The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations.  Costs for tank removal and cleanup were incurred in fiscal year 2001.  Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.  Our best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. We believe that the recorded liability represents the low end of the range.  These costs are expected to be incurred over the next several years.  If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from this estimate.

          The remaining $5.9 million of contingency accruals include amounts related to intellectual property and employment issues, as well as contingencies related to dispositions of assets other than CPID.  If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from this estimate.

     Intangible assets

          Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we do not amortize goodwill from acquisitions, but we amortize other acquisition-related intangibles.  As of August 28, 2004, the balance of goodwill, net was $79.3 million, which is recorded on the Condensed Consolidated Balance Sheets.

          We perform an annual goodwill impairment analysis during the second quarter of each fiscal year. The impairment analysis is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying businesses.  However, if we fail to deliver new products for these reporting units, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.

          For intangible assets with definite useful lives, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As of August 28, 2004, we had $2.6 million of non-goodwill intangible assets recorded in Other long-term assets on the Condensed Consolidated Balance Sheets, which includes patents and licenses for certain technology. If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges to impair these assets. The impairment would be based on the estimated discounted cash flow associated with each asset.  Impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.

     Inventories

          Inventories are stated at the lower of cost or market. Cost is determined based on currently-adjusted standard costs, which approximates actual cost on a first-in, first-out basis. Inventory includes raw materials, work-in-process, finished goods and demonstration equipment totaling $100.9 million as of August 28, 2004.  We review inventory each reporting period and, when necessary, recognize estimated write-downs for obsolete or slow-moving items. These write-downs reduce the carrying value of these obsolete or slow-moving items to estimated net realizable value.  Such estimates may become difficult to make under volatile economic and market conditions as write-downs are based on current and forecasted demand. Therefore, if actual demand and market conditions are less favorable than our projections, additional write-downs may be required.  In addition, excessive amounts of used equipment in the marketplace can negatively impact the estimated net realizable value of our demonstration equipment.  If actual market conditions are different than anticipated, we may incur additional charges for impairment of inventory in the period in which more information becomes available.  We recorded charges for inventory obsolescence of approximately $2.2 million during the first quarter of fiscal year 2005.

     Pension plans

          Tektronix offers defined benefit pension plan benefits to employees in certain countries.  The Cash Balance plan in the United States is our largest defined benefit pension plan.  Employees hired after July 31, 2004 do not participate in the U.S. Cash Balance pension plan.  We maintain less significant defined benefit plans in other countries including the United Kingdom, Germany, Holland and Taiwan.

          Pension plans are a significant cost of doing business and the related obligations are expected to be settled far in the future.  Accounting for defined benefit pension plans results in the current recognition of liabilities and net periodic pension cost over employees’ expected service periods based on the terms of the plans and the impact of our investment and funding decisions.  The measurement of pension obligations and recognition of liabilities and costs require significant assumptions, such as the discount rate and the expected long-term rate of return on the assets of the plan.

          Discount rate assumptions are used to measure pension obligations for the recognition of a net pension liability on the balance sheet and the service cost and interest cost components of net periodic pension cost.  We estimate discount rates to reflect the rates at which the pension benefits could be effectively settled.  In making those estimates, we evaluate rates of return on high-quality fixed-income investments currently available and expected to be available during the settlement of future pension benefits.  The weighted average of discount rates used in determining our pension obligation as of May 29, 2004 was 6.1%.

          The long-term rate of return on plan assets assumption is applied to the market related value of plan assets to estimate income from return on plan assets.  This income from return on plan assets offsets the various cost components of net periodic pension cost.  The various cost components of net periodic pension cost primarily include interest cost on accumulated benefits, service cost for benefits earned during the period, and amortization of unrecognized gains and losses.  The amount of net pension expense recognized has increased from prior periods due primarily to our beginning to amortize previously unrecognized losses on the decline in value of plan assets, decline in the return on plan assets assumption, and reduction in the market related value of plan assets.  Cumulative income recognized from the long-term rate of return on plan assets assumption has differed materially from the actual returns on plan assets.  This has resulted in a net unrecognized loss on plan assets that contributed a significant portion of the additional minimum pension liability described below.  To the extent this unrecognized loss is not offset by future unrecognized gains, there will continue to be a negative impact to net earnings as this amount is amortized as a cost component of net periodic pension cost.

          Our estimated weighted average long-term rate of return on plan assets for fiscal year 2005 is approximately 8.4%.  A one percent change in the estimated long-term rate of return on plan assets would result in a change in operating income of $5.9 million for fiscal year 2005.

          We will continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America, and will make adjustments to the assumptions as appropriate.  Net pension expense was $1.4 million in the first quarter of fiscal year 2005, which included the effect of the recognition of service cost, interest cost, the assumed return on plan assets and amortization of a portion of the unrecognized loss noted above.  Net pension expense was allocated to Cost of sales, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

          We measure pension obligations, fair value of plan assets, and the impact of significant assumptions at the end of each fiscal year.  At May 29, 2004, the accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans, resulting in an unfunded accumulated benefit obligation for those plans.  In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we recognized an additional minimum pension liability due to the unfunded accumulated benefit obligation.  Recognition of an additional minimum liability was required since an unfunded accumulated benefit obligation exists and an asset has been recognized as prepaid pension cost.  Since the additional minimum liability exceeded unrecognized prior service cost, the excess (which would represent a net loss not yet recognized as net periodic pension cost) has been reported as a component of Accumulated other comprehensive loss, net of applicable income tax benefit.  As of May 29, 2004, the cumulative additional minimum pension charge included in Accumulated other comprehensive loss was $173.7 million, net of income tax benefit of $107.9 million.  The implication of the additional minimum pension liability is that it may reduce net income in future years by reducing the market related value of plan assets, thereby reducing the asset base upon which we recognize a return.  We may find it necessary to fund additional pension assets, which would increase the market related value of plan assets upon which we recognize a return but would reduce operating cash and future interest earnings on that cash.  In the first quarter of fiscal year 2005, we made a voluntary contribution of $46.5 million to the U.S. Cash Balance pension plan, which represents the expected funding for the fiscal year.

     Income Taxes

          We are subject to taxation from federal, state and international jurisdictions. Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing.  Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The liabilities are frequently reviewed for their adequacy and appropriateness.  As of August 28, 2004, we were subject to income tax audits for fiscal years 2001, 2002 and 2003.  The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense in the Consolidated Statements of Operations in the period of the event.

          Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of August 28, 2004, we maintained a valuation allowance against deferred tax assets, primarily foreign tax credit carryforwards.  We have not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

RESULTS OF OPERATIONS

	Fiscal quarter ended

(In millions, except per share amounts)	Aug. 28, 2004	Aug. 30, 2003	% Change

Product orders	$204.3	$209.5	(2)%
Net sales	250.5	201.4	24%
Cost of sales	102.0	92.3	10%

Gross profit	148.5	109.1	36%

Gross margin	59.3%	54.2%
Research and development expenses	33.6	29.1	15%
Selling, general and administrative expenses	65.1	62.5	4%
Business realignment costs	2.0	4.6	(57)%
Acquisition related costs	0.8	1.3	(38)%
Gain on disposition of assets	(1.9)	—	>100%

Operating income	48.9	11.6	>100%
Interest income	5.5	5.9	(7)%
Interest expense	(0.1)	(1.1)	(91)%
Other non-operating expense, net	(2.2)	(0.6)	>100%

Earnings before taxes	52.1	15.8	>100%
Income tax expense	15.6	4.4	>100%

Net earnings from continuing operations	36.5	11.4	>100%
Loss from discontinued operations, net of income taxes	(0.1)	(1.5)	(93)%

Net earnings	$36.4	$9.9	>100%

Earnings per share from continuing operations – basic	$0.44	$0.13	>100%
Earnings per share from continuing operations – diluted	$0.43	$0.13	>100%
Loss per share from discontinued operations – basic and diluted	$—	$(0.02)	(100)%
Net earnings per share – basic and diluted	$0.43	$0.12	>100%

First Quarter of Fiscal Year 2005 Compared to the First Quarter of Fiscal Year 2004

     Economic Conditions

          Beginning in the second half of fiscal year 2001, and continuing through fiscal year 2002, economic conditions had a significant negative impact on many markets into which Tektronix sold products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing.  During fiscal year 2003, these economic conditions continued to affect many of the markets into which Tektronix sold products, although the impact was less severe than in prior years and certain markets appeared to begin to stabilize towards the end of that fiscal year.  From a geographical perspective, we began to see the economic environment stabilize in the United States and Japan.  The stabilization of certain markets that began at the end of fiscal year 2003 continued into fiscal year 2004.  During fiscal year 2004, we continued to experience a phased recovery of our end markets, with growth across all regions and most product lines throughout the fiscal year. We continued to see strength in demand broadly across the business during the first quarter of fiscal year 2005.  From a regional standpoint, we saw solid demand for our products, especially in Japan and the Pacific.  There can be no assurance that our underlying end markets will continue to improve or that the recent increased levels of business activity will continue as a trend into the future.

          In response to the reduced level of orders and associated sales in fiscal year 2002 and 2003, we incurred significant business realignment costs. We continued to incur business realignment costs during fiscal year 2004 to further reduce Tektronix’ cost structure in order to provide an amount of operating income that we believed was appropriate at the current sales levels.  In addition to incurring costs to realign Tektronix’ cost structure during fiscal year 2003 and 2004, we also incurred costs to restructure the operations of the Japan subsidiary acquired through the acquisition of Sony/Tektronix Corporation and also recognized certain costs and credits directly associated with the integration of this subsidiary.  Many of the costs incurred during fiscal year 2004 and the first quarter of fiscal year 2005 were associated with actions that were identified during prior fiscal years, but for which sufficient action had not yet been taken to support the recognition of the associated expense.  Many of the business realignment actions that we identified take significant time to execute, particularly if they are being conducted in countries outside the United States.

     Discontinuation of Rohde and Schwarz Distribution Agreement

          On March 18, 2004, we announced the discontinuation of an existing distribution agreement with Rohde and Schwarz (“R&S”), under which Tektronix served as the exclusive distributor for R&S’ communication test products in the United States and Canada.  The discontinuation of this distribution agreement was effective June 1, 2004.  Tektronix had served in this distribution role for R&S since October 1993.  As we anticipated, substantially all product backlog related to R&S distributed product at the end of fiscal year 2004 was shipped and recognized as revenue during the first quarter of fiscal year 2005. During the first quarter of fiscal years 2005 and 2004, we generated revenue of $21.2 million and $17.1 million, respectively, from R&S distributed products. As Tektronix was merely a distributor of these products, the corresponding sales generated lower gross margins compared to sales of products manufactured by Tektronix. During the first quarter of fiscal year 2005 and 2004, gross margins on these distribution sales were 29.2% and 22.3%, respectively.

     Product Orders

          Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded.  During the first quarter of fiscal year 2005, product orders decreased by $5.2 million or 2% from the same quarter last year. The overall decline was largely due to the discontinuation of the R&S distribution agreement described above.  Excluding the impact of product orders related to the R&S distribution agreement, product orders increased to $204.4 million in the first quarter of fiscal year 2005 from $194.6 million in the same period last year, an increase of 5%.  This year over year increase was primarily driven by strength in the overall markets, demonstrated by year over year growth in most of our product categories and regionally in Japan and the Pacific.  Additional factors contributing to the growth included good response to new products and the favorable impact of foreign currency exchange rate changes, mostly in Japan.

          Geographically, product orders increased 17% internationally, but decreased by 28% in the United States.  Growth in international regions was primarily driven by Japan, which grew approximately 29%, and the Pacific, which grew by 19%.  The growth in the Japan region was driven by growth in the local economy, good response to new products and the favorable impact of foreign currency exchange rate fluctuations.  The growth in the Pacific region was primarily driven by the continued economic growth in the Pacific countries and good acceptance of new products.  The favorable impact of foreign currency exchange rates was attributable for total year over year growth of approximately $6.3 million, or 3%, mostly attributable to currency fluctuation in Japan.  The decrease in the United States was attributable to two primary factors.  First, as discussed above, the discontinuation of the Rohde and Schwarz distribution agreement, where we were the distributor for these products in the United States and Canada, resulted in no orders for those products being included in the current quarter.  Orders for Rohde and Schwarz’ product in the first quarter of fiscal year 2004 were $14.9 million.  Second, during the first quarter of fiscal year 2004 we experienced certain large order activity in the United States, which was not repeated, nor was it anticipated to be repeated, in the current quarter.

     Net Sales

          Consolidated net sales during the first quarter of fiscal year 2005 increased by $49.0 million, or 24%, over the same period last year.  The overall increase in net sales was largely driven by changes in product backlog in the current quarter as compared with the same quarter last year.  In the current quarter, we reduced product backlog by $24.2 million, as compared with a $19.9 million increase in product backlog in the same quarter last year, a difference of $44.1 million.  The reduction of product backlog in the current quarter mostly reflected the shipment of substantially all backlog related to R&S distributed product.  In addition to product sales, net sales also include revenues from service and component sales.  As we increase or decrease the level of product backlog within any given fiscal period, the direct correlation between product orders and product sales may vary.  As discussed above, we reduced product backlog in the current quarter mostly attributable to R&S distributed product, and therefore the increase in product sales does not correlate with the overall decrease in product orders discussed above.

          Net sales in the United States increased 26% compared to the prior fiscal year, while international net sales increased by 23%.  The increase in net sales in the United States was largely driven by shipment of backlog related to R&S distributed products.  The increase in international net sales was generally associated with the geographical mix of orders received, reflecting the increased order demand in Japan and the Pacific region.

          Product backlog at August 28, 2004 was $118.0 million, a decrease of $24.2 million from product backlog of $142.2 million at May 29, 2004.  Ending product backlog as of August 28, 2004 was approximately 6.6 weeks of product sales.  Product backlog levels are affected by the timing of product orders received within the quarter.  We maintain a general target for product backlog levels of 6 to 8 weeks of product sales.

          During the first quarter of fiscal years 2005 and 2004, we generated revenue of $21.2 million and $17.1 million, respectively, from R&S distributed products. As noted above, Tektronix discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004.

     Gross Profit and Gross Margin

          Gross profit for the first quarter of fiscal year 2005 was $148.5 million, an increase of $39.4 million or 36%, from gross profit of $109.1 million for the same quarter last year. The increase in gross profit was attributable to the increase in sales volume during the current fiscal year as well as the increase in gross margin on those sales.

          Gross margin is the measure of gross profit as a percentage of net sales.  Gross margin for the first quarter of fiscal year 2005 was 59.3%, an increase of 5.1 points over gross margin of 54.2% in the same quarter last year.  Gross margin is affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments and other costs such as warranty repair and sustaining engineering.  The improvement in gross margin during the current quarter was primarily attributable to higher sales volumes, which spread additional revenue over a partially fixed manufacturing cost structure, and favorable mix resulting from the shipment of higher margin products.  Also contributing to the year over year increase was the positive impact of our explicit program to increase gross margin, whereby we reviewed all cost drivers within gross margin and created a focused effort on reducing these costs where appropriate.

          During the first quarter of fiscal years 2005 and 2004, gross margins on R&S distribution sales were 29.2% and 22.3%, respectively.  As noted above, Tektronix discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004.

     Operating Expenses

          In the current quarter, operating expenses included research and development expenses, selling general and administrative expenses, business realignment costs, acquisition related costs and net gains from the sale of fixed assets.  Each of these categories of operating expenses is discussed further below.  It should be noted that although a portion of operating expenses is variable and therefore will fluctuate with operating levels, many costs are fixed in nature and are therefore subject to increase due to inflation and annual labor cost increases.  Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat or declining.  Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure.

          Research and development expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools.  Such costs include labor and employee benefits, contract services, materials, equipment and facilities.  Research and development expenses increased $4.5 million, or 15%, during the first quarter of fiscal year 2005 as compared with the same quarter last year.  This increase was primarily attributable to selected levels of spending on new product development and higher labor related expense.  We continuously invest in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process.  At times, we may focus certain engineering resources on the maintenance of the current product portfolio (sustaining engineering), which is expensed in Cost of goods sold in the Condensed Consolidated Statements of Operations.  During the current quarter we used proportionally more of these engineering resources in new product development, thereby increasing research and development expense.  Additionally, we incurred higher expenses associated with engineering materials as a result of the current projects’ stages of development.  Labor related spending increased approximately $1.8 million, most of which was associated with annual salary increases, and increased variable incentive expense due to the relatively strong operating results that we experienced in the current quarter.  As Tektronix was a distributor of R&S products, there was no research and development expense associated with the sale of these products.

          Selling, general and administrative (“SG&A”) expenses increased $2.5 million, or 4% in the current quarter as compared with the same quarter last year.  This increase in SG&A was largely attributable to increased labor related expense.  Labor related expense was largely driven by increases for annual salary raises, pension expense and higher variable incentives expense.  These increases were partially offset by cost savings from headcount reduction actions.  In addition, the timing of program execution has an impact on the ultimate level of SG&A expense.  During the current quarter, we did not execute a number of planned programs that would result in higher SG&A expense.  Therefore, we would have expected to incur higher SG&A expense in the normal course of business.  Many of these programs will be executed in following quarters and accordingly, we anticipate higher SG&A expenses in these future quarters.

          Business realignments costs represent actions to realign our cost structure in response to dramatic changes in operating levels or a significant acquisition or divestiture.  These costs primarily comprise severance costs for reductions in employee headcount and costs associated with the closure of facilities and subsidiaries.  In recent years, business realignment costs have primarily been associated with the realignment of our cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with the our acquisition of Sony/Tektronix.  In many cases, and especially in foreign countries, these actions may take significant time to execute.  Accordingly, we have continued to experience business realignment costs in fiscal year 2005 for actions planned in response to the reductions in operating levels experienced in previous fiscal years.  During the first quarter of fiscal year 2005 we incurred business realignment costs of $2.0 million, a reduction from expense of $4.6 million in the first quarter of the prior fiscal year.  The reduction from the prior year is the result of the previously planned actions being executed and recognized with fewer additional actions needing to be planned as business levels stabilized.  For a full description of the components of business realignment costs please refer to the Business Realignment Costs section above in this Management Discussion and Analysis.

          Acquisition related costs are incurred as a direct result of the integration of significant acquisitions.  The acquisition related costs for the first quarter of fiscal years 2005 and 2004 are primarily related to our acquisition of Sony/Tektronix in fiscal year 2003.  We incurred acquisition related costs of $0.8 million during the first quarter of fiscal year 2005 as compared with $1.3 million in the same quarter last year.  In the fourth quarter of fiscal year 2004, we offered voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with Tektronix through August 2005 while we complete our plan to transition manufacturing operations to other locations.  Accordingly, Tektronix will recognize a liability for retention bonuses for 48 employees of approximately $3.7 million ratably through August 2005.  During the first quarter of fiscal year 2005, we recognized an expense of $0.6 million for the retention bonuses, which are included in Acquisition related costs on the Condensed Consolidated Statements of Operations.

          The gain on disposition of assets in the current quarter was primarily due to the sale of property located in Nevada City, California.  Net proceeds of $9.9 million were received from the sale of the Nevada City assets with a carrying value of $7.7 million, resulting in a gain on sale of $2.2 million.

     Non-Operating Income / Expense

          Interest income during the first quarter of fiscal year 2005 decreased $0.5 million from the same quarter last year.  The decrease in interest income was due to a lower average balance of invested cash as well as lower yields on invested cash.

          Interest expense during first quarter of fiscal year 2005 decreased $1.0 million as compared with the same quarter last year.  The decrease in interest expense was largely due to the retirement of $56.3 million of outstanding bond debt in the first quarter of fiscal year 2004 and repayment of the outstanding principal balance in full on the TIBOR+1.75% debt facility during the third and fourth quarters of fiscal year 2004.

          Other non-operating expense, net of $2.2 million during the first quarter of fiscal year 2005 was largely due to the write-down of a non-operating asset and unfavorable impacts of foreign currency exchange rate changes.

     Income Taxes

          Income tax expense for the first quarter of fiscal year 2005 was $15.6 million, resulting in an effective tax rate of 30%.  The increase in the effective tax rate from 28% in the prior fiscal year to 30% during the current fiscal year was primarily due to higher estimated taxable income in the current fiscal year.  The effective tax rate was impacted by a variety of estimates, including the amount of income during the remainder of fiscal year 2005, the mix of that income between foreign and domestic sources and expected utilization of tax credits which have a full valuation allowance.  To the extent the estimates of these and other amounts change, the effective tax rate may change accordingly.  The effective tax rate expected for fiscal year 2005 does not include the impact from completion of the acquisition of Inet.

     Discontinued Operations

          During the fourth quarter of fiscal year 2003, Tektronix’ management approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly-owned subsidiary of Tektronix.  Gage was located in Montreal, Canada and produced PC-based instruments products.  The divestiture of this entity was consistent with our strategy of concentrating Tektronix’ resources in core product areas and de-emphasizing products which are determined to be less strategic.  This business has been accounted for as a discontinued operation in accordance with SFAS No. 144.  During the first quarter of fiscal year 2004, we sold the operations of Gage to a third party.  We recorded an after-tax loss of $0.8 million during the first quarter of fiscal year 2004 to reflect adjustments to the previously estimated after-tax loss of $2.2 million on the disposition of this discontinued operation which was recorded during the fourth quarter of fiscal year 2003 to write-down the net assets of Gage, primarily for goodwill, to net realizable value less estimated selling costs.

          Loss from discontinued operations in the current quarter includes additional losses from the sale of the optical parametric test business and VideoTele.com due to settlement of additional costs arising after the sale of these businesses in fiscal year 2003.

     Net Earnings

          For first quarter of fiscal year 2005, Tektronix recognized consolidated net earnings of $36.4 million, an increase of $26.5 million from net earnings of $9.9 million for the same quarter last year.  The current year increase was largely due to overall increased sales and higher gross profit.

     Earnings Per Share

          The increase in earnings per share is a result of the increased net earnings discussed above, and to a lesser extent, decreased weighted average shares outstanding in the current year as a result of shares repurchased by Tektronix.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash

Cash Flows.  The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

(In thousands)	Aug. 28, 2004	Aug. 30, 2003

Cash provided by (used in):
Operating activities	$(43,120)	$(1,272)
Investing activities	57,818	26,128
Financing activities	(56,286)	(68,731)

Operating Activities.  Cash used in operating activities for the first quarter of fiscal year 2005 increased by $41.8 million as compared with the same quarter last year.  The most significant factors contributing to this increase in cash outflow were payments in the current quarter of $46.5 million for a cash contribution to the U.S. Cash Balance pension plan and $29.8 million for annual incentive compensation accrued during fiscal year 2004, compared to payments in the same quarter last year of $30.0 million for a cash contribution to the U.S. Cash Balance pension plan and $5.8 million for annual incentive compensation accrued during fiscal year 2003.  Other adjustments to reconcile net earnings to net cash provided by operating activities are presented in the Condensed Consolidated Statements of Cash Flows.

          As noted above, we made a cash contribution of $46.5 million to the U.S. Cash Balance pension plan in the current quarter. This funding reduced Other long-term liabilities on the Condensed Consolidated Balance Sheets. Depending on the future market performance of the pension plan assets, we may make additional large cash contributions to the plan in the future.

Investing Activities.  Cash provided by investing activities for the first quarter of fiscal year 2005 increased by $31.7 million as compared with the same quarter last year.  The increase in net cash inflow provided by investing activities was largely attributable to net sales of short-term and long-term investment securities.  The reduced investment in these securities was a result of cash needed to fund the contribution to the U.S. Cash Balance pension plan in the current quarter as discussed above.  We spent $7.5 million for capital expenditures and realized $12.4 million of proceeds on sales of fixed assets in the current quarter.  Sales of fixed assets included proceeds of $9.9 million from the sale of the Nevada City property.

Financing Activities.  Cash used in financing activities decreased by $12.4 million in the first quarter of fiscal year 2005 as compared with the same quarter last year.  This decrease was largely due to $65.2 million of outflows for financing activities in the current quarter compared to $74.1 million in the same quarter last year.  During the current quarter, we paid $61.8 million to repurchase 2.1 million shares of Tektronix’ common stock at an average price of $29.02 per share, compared to $17.8 million in the same quarter last year.  We paid dividends of $3.4 million to shareholders in the current quarter.  There were no dividends paid to shareholders in the prior fiscal year.  Financing activities in the first quarter of fiscal year 2004 included the August 1, 2003 scheduled 7.5% notes repayment of $56.3 million.  These cash outflows were partially offset by proceeds from employee stock plans of $9.0 million in the current quarter, an increase from proceeds of $4.4 million in the same quarter last year.  The increase in proceeds from employee stock plans was largely due to increased option exercise activity in the current quarter.

          The above noted repurchases of common stock were made under an authorization approved by the  Board of Directors.  In fiscal year 2000, the Board of Directors authorized the purchase of up to $550.0 million of Tektronix’ common stock on the open market or through negotiated transactions.  As of August 28, 2004, we had repurchased a total of 19.3 million shares at an average price of $23.39 per share totaling $450.6 million under this authorization.  The reacquired shares were immediately retired, in accordance with Oregon corporate law.  Subsequent to the first quarter of fiscal year 2005, in September 2004, the Board of Directors authorized an incremental $400.0 million to repurchase shares of Tektronix’ common stock.  In addition, the Board of Directors has increased the quarterly cash dividend by 50% to $0.06 per share of common stock.  The dividend is payable on October 25, 2004 to shareholders of record at the close of business on October 8, 2004.

          At August 28, 2004, we maintained unsecured bank credit facilities totaling $58.4 million, of which $54.5 million was unused.

          Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations for the next twelve months.

Working Capital

The following table summarizes working capital as of August 28, 2004 and May 29, 2004:

(In thousands)	Aug. 28, 2004	May 29, 2004

Current assets:
Cash and cash equivalents	$106,679	$149,011
Short-term marketable investments	125,763	90,956
Trade accounts receivable, net of allowance for doubtful accounts of $2,904 and $3,013, respectively	134,374	133,150
Inventories	100,866	102,101
Other current assets	61,086	69,812

Total current assets	528,768	545,030
Current liabilities:
Accounts payable and accrued liabilities	128,799	134,048
Accrued compensation	57,216	89,212
Deferred revenue	22,101	25,247

Total current liabilities	208,116	248,507

Working capital	$320,652	$296,523

          Working capital increased in the current year by $24.1 million, largely due to the decrease in current liabilities.  Current liabilities decreased $40.4 million, primarily from a decrease of $32.0 million in accrued compensation largely related to the payment of  fiscal year 2004 annual incentive compensation and a decrease of $5.2 million in accounts payable and accrued liabilities largely due to timing of manufacturing purchases.  Current assets decreased in the current year by $16.3 million, primarily due to a decrease of $8.7 million in other current assets and a net decrease of $7.5 million in cash and cash equivalents and short-term marketable investments.  Other current assets decreased by $8.7 million, primarily the result of the sale of property classified as held-for-sale located in Nevada City, California.  Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above.

Recent Accounting Pronouncements

          At the November 12–13, 2003 meeting, the Emerging Issues Task Force ("EITF") reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. We adopted the disclosure requirements in fiscal year 2004. At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities.  However, on September 30, 2004, the Financial Accounting Standards Board (“FASB”) decided to postpone the implementation of the impairment model for debt and equity securities.  We do not expect this consensus to have a material effect on the consolidated financial statements upon adoption of the impairment model for debt and equity securities.

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132.”  SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. The required information has been provided separately for pension plans and for other postretirement benefit plans. We included the new disclosures in our fiscal year 2004 consolidated financial statements and interim disclosures beginning with the first quarter of fiscal year 2005.

Risks and Uncertainties

          Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report.  See “Forward-Looking Statements” which precedes Part I of this Form 10-Q.

     Market Risk and Cyclical Downturns in the Markets in Which Tektronix Competes

          Our business depends on capital expenditures of manufacturers in a wide range of industries, including the telecommunications, semiconductor, and computer industries.  Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment, including test and measurement equipment manufactured and marketed by us. In particular, the telecommunications industry, including but not limited to the optical segment, has experienced more dramatic declines than other industries.  In addition, the severity and length of any downturn may also affect overall access to capital, which could adversely affect our customers across many industries.  During periods of reduced and declining demand, we may need to rapidly align our cost structure with prevailing market conditions while at the same time motivating and retaining key employees.  While the economy had recovered by fiscal year 2004, no assurance can be given regarding the length or extent of the recovery, and no assurance can be given that our net sales and operating results will not be adversely impacted by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in these industries.

     Timely Delivery of Competitive Products

          We sell our products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. Our ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because we sell test and measurement products that enable our customers to develop new technologies, we must accurately anticipate the ever-evolving needs of those customers and deliver appropriate products and new technologies at competitive prices to meet customer demands. Our ability to deliver such products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third party providers on a timely basis and at reasonable prices. Failure to deliver competitive products in a timely manner and at a reasonable price could have an adverse effect on our results of operations, financial condition or cash flows.

     Competition

          We compete with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies. Other competitors include Acterna Corporation, Anritsu Corporation, Catapult Communications, LeCroy Corporation, Rohde & Schwarz, Yokogawa Electric Corporation and many other smaller companies. In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability and price. Some of our competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which we compete. We face pricing pressures that may have an adverse impact on our earnings. If we are unable to compete effectively on these and other factors, it could have a material adverse affect on our results of operations, financial condition or cash flows.  In addition, we enjoy a leadership position in certain core product categories, and continually develop and introduce new products designed to maintain that leadership, as well as to penetrate new markets.  Failure to develop and introduce new products that maintain a leadership position or that fail to penetrate new markets, may adversely affect operating results.

     Supplier Risks

          Our manufacturing operations are dependent on the ability of suppliers to deliver quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. We periodically experience constrained supply of certain component parts in some product lines as a result of strong demand in the industry for those parts. Such constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. There is increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands.  Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results.  In addition, we use certain sole sourced components, which are integral to a variety of products.  Disruption in key sole sourced suppliers could have a significant adverse effect on our results of operations.

     Worldwide Economic and Market Conditions

          We maintain operations in four major geographies: the Americas, including the United States and Other Americas, including Mexico, Canada and South America; Europe, including Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea and Singapore; and Japan. During the last fiscal year, more than half of our revenues were from international sales. In addition, some of our manufacturing operations and key suppliers are located in foreign countries, including China, where we expect to further expand our operations.  As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business globally, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and acts of terrorism, epidemic disease or other health concerns and changes in other economic or political conditions. These factors, among others, could influence our ability to sell in global markets, as well as our ability to manufacture products or procure supplies. A significant downturn in the global economy or a particular region could adversely affect our results of operations, financial position or cash flows.

     Intellectual Property Risks

          As a technology-based company, our success depends on developing and protecting our intellectual property. We rely generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of our products, however, is generally not patentable in its entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that actions we take to establish and protect proprietary rights will be adequate, particularly in countries (including China) where intellectual property rights are not highly developed or protected. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse affect on our results of operations, financial position or cash flows. From time to time in the usual course of business, we receive notices from third parties regarding intellectual property infringement or take action against others with regard to intellectual property rights. Even where we are successful in defending or pursuing such claims, we may incur significant costs. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on our business.

     Environmental Risks

          We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of our hazardous chemicals used during our manufacturing process. We have closed a licensed hazardous waste management facility at our Beaverton, Oregon campus and have entered into a consent order with the Oregon Department of Environmental Quality requiring certain remediation actions (see Part I, Item 1, “Environment” of Form 10-K).  If we fail to comply with the consent order or any present or future regulations, we could be subject to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.

     Possible Volatility of Stock Price

          The price of our common stock may be subject to wide, rapid fluctuations.  Such fluctuations may be due to factors specific to us, such as changes in operating results or changes in analysts’ estimates regarding earnings.  Fluctuations in the stock price may also be due to factors relating to the telecommunications, semiconductor, and computer industries or to the securities markets in general.  Fluctuations in stock prices have often been unrelated to the operating performance of the specific companies whose stocks are traded.  Shareholders should be willing to incur the risk of such fluctuations.

     Successful Integration of Inet, Technologies, Inc.

          On September 30, 2004, we acquired all of the outstanding common stock of Inet.  Following the close of this transaction, we must integrate the operations of Inet into Tektronix.  The successful integration of the Inet business is subject to a number of risk factors which could materially adversely affect our consolidated results of operations, financial condition and cash flows.  These risks include the necessity of coordinating geographically separated organizations, integrating personnel with diverse business backgrounds, integrating Inet’s technology and products, combining different corporate cultures, retaining key employees, maintaining customer satisfaction and current bid processes, maintaining product development schedules, coordinating sales and marketing activities, preserving important distribution relationships, diversion of management’s attention with consequent negative impact upon our execution of our overall strategy and failure to realize upon expected cost savings and other synergies from the merger.

     Other Risk Factors

          Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of our sales are generated from orders received during each quarter, significant modifications to existing information systems, and the susceptibility of assets in our pension plans to market risk and other risk factors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

     Financial Market Risk

          We are exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.

          We maintain a short-term and long-term investment portfolio consisting of high quality fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, was two years or less.  Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index.  An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of August 28, 2004 would reduce the market value by $2.8 million, which would be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold.

          We are exposed to equity price risk primarily through our marketable equity securities portfolio, primarily including investments in Merix Corporation and Tut Systems, Inc. We have not entered into any hedging programs to mitigate equity price risk. An adverse change of 20% in the value of these securities would reduce the market value by $2.0 million, which would likely be reflected in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets until sold.  If the adverse change results in an impairment that is considered to be other-than-temporary, the loss on impairment would be charged to net earnings on the Condensed Consolidated Statements of Operations.

          We are exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. When appropriate, we utilize derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Our policy is to only enter into derivative transactions when we have an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk.  At August 28, 2004, there were no forward foreign currency exchange contracts.

Item 4.  Controls and Procedures.

(a)  Our management has evaluated, under the supervision and with the participation of, the chief executive officer and chief financial officer, the effectiveness of the our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934.  Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed is recorded, processed, summarized and reported in a timely manner, and that information was accumulated and communicated to our management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

(b) There has been no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

          Tektronix is involved in various other litigation matters, claims and investigations that occur in the normal course of business, including but not limited to patent, commercial, personnel and environmental matters.  While the results of such matters cannot be predicted with certainty, management believes that their final outcome will not have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

          Purchases of Tektronix common stock during the first quarter ended August 28, 2004 were as follows:

Fiscal Period	Total Number of Shares	Average Price Paid Per Share	Total Amount Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased

May 30, 2004 to June 26, 2004	298,000	$31.01	$9,240,876	17,432,279	$151,952,442
June 27, 2004 to July 24, 2004	62,000	31.34	1,942,951	17,494,279	150,009,491
July 25, 2004 to August 28, 2004	1,768,300	28.60	50,580,225	19,262,579	$99,429,266

Total	2,128,300	$29.02	$61,764,052

          Subsequent to the first quarter of fiscal year 2005, in September 2004, the Board of Directors authorized an incremental $400.0 million to repurchase shares of Tektronix common stock.  This authorization is not included in the $99.4 million remaining Maximum dollar value of shares that may yet be purchased shown in the above table.

Item 4.  Submission of Matters to a Vote of Security Holders.

          At Tektronix’ annual meeting of shareholders on September 23, 2004, the shareholders voted on the election of three directors to Tektronix’ board of directors.  David N. Campbell, Merrill A. McPeak and Richard H. Wills were elected to serve three-year terms ending at the 2007 annual meeting of shareholders.  The voting for each director was as follows:

	FOR	WITHHELD

David N. Campbell	76,633,937	1,937,311
Merrill A. McPeak	75,186,971	3,384,276
Richard H. Wills	76,639,467	1,931,781

          The term of office of the Company’s other directors continued after the 2004 annual meeting of shareholders as follows:  Pauline Lo Alker, A. Gary Ames and Frank C. Gill until the 2005 annual meeting of shareholders, and Gerry B. Cameron and Cyril J. Yansouni until the 2006 annual meeting of shareholders.

Item 6.     Exhibits and Reports on Form 8-K.

(a)	Exhibits

	(31.1)	302 Certification, Chief Executive Officer.

	(31.2)	302 Certification, Chief Financial Officer.

	(32.1)	906 Certification, Chief Executive Officer.

	(32.2)	906 Certification, Chief Financial Officer.

(b)	Reports on Form 8-K

On September 16, 2004, Tektronix filed a report on Form 8-K dated September 16, 2004 relating to the results of its first fiscal quarter ended August 28, 2004. Under the Form 8-K, Tektronix furnished (not filed) under Item 2.02 and Item 9.01 a press release relating to the results of its first fiscal quarter ended August 28, 2004 presented in accordance with GAAP, as well as related non-GAAP financial information.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 6, 2004	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE

Colin L. Slade Senior Vice President and Chief Financial Officer