Form 10-Q
period 2004-11-27
TEKTRONIX INC
filed 2005-01-06
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________.

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

AT DECEMBER 24, 2004 THERE WERE 89,375,154 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.

          (Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.

FORWARD-LOOKING STATEMENTS		1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Operations (Unaudited) - for the Fiscal quarter ended November 27, 2004 and the Fiscal quarter ended November 29, 2003	2

	for the Two fiscal quarters ended November 27, 2004 and the Two fiscal quarters ended November 29, 2003

	Condensed Consolidated Balance Sheets – (Unaudited) at November 27, 2004 and May 29, 2004	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the Two fiscal quarters ended November 27, 2004 and the Two fiscal quarters ended November 29, 2003	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44

Item 4.	Controls and Procedures.	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	45

Item 6.	Exhibits.	46

SIGNATURE		47

Forward-Looking Statements

          Statements and information included in this Quarterly Report on Form 10-Q by Tektronix, Inc. (“Tektronix”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality, seasonality and growth in the markets Tektronix sells into, strategic direction, expenditures in research and development, future effective tax rates, new product introductions, changes to manufacturing processes, liquidity position, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, financial results including sales, earnings per share and gross margins, obligations under Tektronix’ retirement benefit plans, savings from business realignment programs, the integration of Inet Technologies, Inc., and the existence or length of an economic recovery.  These forward-looking statements involve risks and uncertainties.  Tektronix may make other forward-looking statements from time to time, including such statements in press releases and public conference calls and webcasts.  All forward-looking statements made by Tektronix are based on information available to Tektronix at the time such statements are made, and Tektronix assumes no obligation to update any forward-looking statements.  It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements.  Some of these risks and uncertainties are discussed in the Risks and Uncertainties section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands, except per share amounts)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Net sales	$266,828	$217,921	$517,293	$419,359
Cost of sales	106,505	96,084	208,451	188,414

Gross profit	160,323	121,837	308,842	230,945
Research and development expenses	41,878	31,403	75,457	60,505
Selling, general and administrative expenses	76,320	68,309	141,386	130,834
Acquisition related costs (credits) and amortization, net	34,941	(35,681)	35,728	(34,365)
Business realignment costs	244	11,718	2,283	16,344
Loss (gain) on disposition of assets, net	57	36	(1,834)	—

Operating income	6,883	46,052	55,822	57,627
Interest income	3,904	5,190	9,366	11,122
Interest expense	(335)	(661)	(418)	(1,783)
Other non-operating income (expense), net	(1,067)	126	(3,291)	(459)

Earnings before taxes	9,385	50,707	61,479	66,507
Income tax expense	11,964	14,198	27,592	18,622

Net earnings (loss) from continuing operations	(2,579)	36,509	33,887	47,885
Loss from discontinued operations, net of income taxes	(255)	(22)	(313)	(1,522)

Net earnings (loss)	$(2,834)	$36,487	$33,574	$46,363

Earnings (loss) per share:
Continuing operations – basic	$(0.03)	$0.43	$0.40	$0.57
Continuing operations – diluted	$(0.03)	$0.42	$0.39	$0.56
Discontinued operations – basic and diluted	$—	$—	$—	$(0.02)
Net earnings (loss) – basic	$(0.03)	$0.43	$0.39	$0.55
Net earnings (loss) – diluted	$(0.03)	$0.42	$0.39	$0.54
Weighted average shares outstanding:
Basic	87,020	84,553	85,401	84,625
Diluted	87,020	86,427	86,949	86,116
Cash dividends declared per share	$0.06	$0.04	$0.10	$0.04

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	Nov. 27, 2004	May 29, 2004

ASSETS
Current assets:
Cash and cash equivalents	$152,562	$149,011
Short-term marketable investments	103,403	90,956
Trade accounts receivable, net of allowance for doubtful accounts of $3,667 and $3,013, respectively	149,371	133,150
Inventories	122,860	102,101
Other current assets	67,791	69,812

Total current assets	595,987	545,030
Property, plant and equipment, net	117,247	105,310
Long-term marketable investments	300,643	463,878
Deferred tax assets	63,718	105,886
Goodwill, net	304,133	79,774
Other long-term assets	155,198	30,825

Total assets	$1,536,926	$1,330,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$152,377	$134,048
Accrued compensation	73,466	89,212
Deferred revenue	43,737	25,247

Total current liabilities	269,580	248,507
Long-term liabilities	180,015	211,616
Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 89,304 and 84,179 shares at November 27, 2004 and May 29, 2004, respectively)	520,283	257,267
Retained earnings	688,363	748,381
Accumulated other comprehensive loss	(121,315)	(135,068)

Total shareholders’ equity	1,087,331	870,580

Total liabilities and shareholders’ equity	$1,536,926	$1,330,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Two fiscal quarters ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$33,574	$46,363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-off of in-process research and development	32,195	—
Amortization of acquisition related intangible assets	3,926	—
Loss from discontinued operations	313	1,522
Gain on Japan pension restructuring	—	(36,741)
Depreciation and amortization expense	13,878	14,276
Gain on disposition of assets, net	(1,834)	—
Tax benefit of stock option exercises	3,285	2,069
Deferred income tax expense (benefit)	(2,582)	12,656
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable, net	2,283	443
Inventories	(2,734)	1,498
Other current assets	866	(4,378)
Accounts payable and accrued liabilities	6,387	5,610
Accrued compensation	(19,762)	8,808
Deferred revenue	2,715	470
Cash funding for domestic pension plan	(46,516)	(30,000)
Other long-term assets and liabilities, net	10,631	10,113

Net cash provided by continuing operating activities	36,625	32,709
Net cash provided by discontinued operating activities	—	829

Net cash provided by operating activities	36,625	33,538
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Inet, net of cash acquired	(93,856)	—
Acquisition of property, plant and equipment	(14,504)	(9,240)
Proceeds from the disposition of property and equipment	12,593	5,897
Proceeds from maturities and sales of marketable investments	198,657	311,132
Purchases of short-term and long-term marketable investments	(50,937)	(290,993)

Net cash provided by investing activities	51,953	16,796
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term debt	—	709
Repayment of long-term debt	(228)	(56,300)
Proceeds from employee stock plans	14,808	12,710
Repurchase of common stock	(95,319)	(22,625)
Dividends paid	(8,771)	(3,386)

Net cash used in financing activities	(89,510)	(68,892)
Effect of exchange rate changes on cash	4,483	3,864

Net increase (decrease) in cash and cash equivalents	3,551	(14,694)
Cash and cash equivalents at beginning of period	149,011	190,387

Cash and cash equivalents at end of period	$152,562	$175,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

1.        The Company

           Tektronix, Inc. (“Tektronix”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, and advanced and pervasive technologies.  Revenue is derived principally through the development, manufacturing and marketing of a broad range of products including: oscilloscopes; logic analyzers; network management and diagnostics equipment, including mobile protocol test and network monitoring solutions; video test equipment; signal sources; radio frequency test equipment, including wireless field test and spectrum analysis equipment; and related components, support services and accessories.  Tektronix maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea, and Singapore; and Japan.

2.        Financial Statement Presentation

           The condensed consolidated financial statements and notes thereto have been prepared by Tektronix without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by Article 10 of Regulation S-X.  The condensed consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries.  Significant intercompany transactions and balances have been eliminated.  Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings. Tektronix’ fiscal year is the 52 or 53 week period ending on the last Saturday in May.  Fiscal years 2005 and 2004 are both 52 weeks long.  The first two quarters of fiscal years 2005 and 2004 were each 13 weeks long.

           The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions.  These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period.  Examples include revenue recognition; the allowance for doubtful accounts; product warranty accrual; estimates of contingencies; intangible asset valuation; inventory valuation; pension plan assumptions; determining when investment impairments are other-than-temporary; and the assessment of the valuation of deferred income taxes and income tax contingencies.  Actual results may differ from estimated amounts.  Management believes that the condensed consolidated financial statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations and cash flows for the interim periods.  The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in Tektronix’ annual report on Form 10-K for the fiscal year ended May 29, 2004.

     Revenue Recognition

           Tektronix recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  The majority of Tektronix products are sold in this manner.  These criteria are met at the time the product is shipped under FOB shipping point shipping terms. Upon shipment, Tektronix also provides for estimated costs that may be incurred for product warranties and sales returns.  When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

           The majority of the contracts for network monitoring solution products, which were acquired in the Inet acquisition, contain multiple billing milestones, such as contract award, shipment, installation, ready for acceptance and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from these products and license fees are recognized in the period that Tektronix has completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable.  Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred.

           Contracts for network monitoring solution products often involve multiple deliverables.  Tektronix determines the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE.  VSOE for each element of the contract is based on the price for which Tektronix sells the element on a stand-alone basis.  Elements of the contracts include product support services, which include the correction of software problems, hardware replacement, telephone access to Tektronix’ technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available.  Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service period.  Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE.  If Tektronix determines that it does not have VSOE on an undelivered element of an arrangement, Tektronix will not recognize revenue until all elements of the arrangement are delivered.  This occurrence could materially impact Tektronix’ financial results because of the significant dollar amount of many of its contracts and the significant portion of total revenues that a single contract may represent in any particular period.

           Revenue earned from service is recognized ratably over the contractual period or as the services are performed. Shipping and handling costs are recorded as Cost of sales on the Condensed Consolidated Statements of Operations.

     Goodwill and Intangible Assets

           Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Tektronix performed its annual goodwill impairment analysis during the second quarter of fiscal year 2005 and identified no impairment.  SFAS No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life.  Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization.  Amortization expense is recognized over the estimated useful lives of the intangible assets, mostly over three to five years.  Amortization expense for intangible assets that are software-related developed technology is recorded as Cost of sales on the Condensed Consolidated Statements of Operations.

3.       Recent Accounting Pronouncements

          At the November 12–13, 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Tektronix adopted the disclosure requirements in fiscal year 2004.  At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities.  However, on September 30, 2004, the Financial Accounting Standards Board (“FASB”) decided to postpone the implementation of the impairment model for debt and equity securities.  Tektronix does not expect this consensus to have a significant effect on the consolidated financial statements upon adoption of the proposed impairment model for debt and equity securities.

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132R”).  SFAS No. 132R revised employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  The required information has been provided separately for pension plans and for other postretirement benefit plans.  Tektronix included the new disclosures in its fiscal year 2004 consolidated financial statements and interim disclosures beginning with the first quarter of fiscal year 2005.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .”  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007.  The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of Tektronix.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”   The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 will be applied prospectively to nonmonetary asset exchange transactions beginning in the second quarter of fiscal year 2006.

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after June 15, 2005.  Accordingly, Tektronix will be required to adopt the provisions of SFAS No. 123R in the second fiscal quarter of fiscal year 2006.  Management is currently evaluating the requirements of SFAS No. 123R.  The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Tektronix.  See Note 4 for the pro forma impact on net earnings (loss) and earnings (loss) per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

          In December 2004, the FASB issued two FASB staff positions (“FSP”): FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004”; and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” FSP FAS 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSPs went into effect upon being issued and did not have a significant effect on the consolidated financial statements of Tektronix.

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

          Earnings per share was calculated as follows:

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands, except per share amounts)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Net earnings (loss)	$(2,834)	$36,487	$33,574	$46,363

Weighted average shares used for basic earnings per share	87,020	84,553	85,401	84,625
Incremental dilutive stock options	—	1,874	1,548	1,491

Weighted average shares used for dilutive earnings per share	87,020	86,427	86,949	86,116

Earnings (loss) per share:
Net earnings (loss) – basic	$(0.03)	$0.43	$0.39	$0.55
Net earnings (loss) – diluted	$(0.03)	$0.42	$0.39	$0.54

          Due to the net loss for the fiscal quarter ended November 27, 2004, incremental dilutive stock options to purchase 1,550,155 shares of common stock were excluded from the calculation of dilutive earnings per share for this quarter, as the impact would have been antidilutive.  In addition, options to purchase 4,894,864 and 1,985,075 shares of common stock were outstanding at November 27, 2004 and November 29, 2003, respectively, but were not included in the calculation of diluted net earnings per share because the exercise price of the options exceeded the average market price and their effect would have been antidilutive.

          Tektronix accounts for stock options according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB Opinion No. 25, no compensation expense is recognized in Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant.  Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options.  The weighted average estimated fair values of options granted during the fiscal quarters ended November 27, 2004 and November 29, 2003 were $10.75 and $7.72 per share, respectively.

          The pro forma impact to both net earnings (loss) and earnings per share (“EPS”) from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands, except per share amounts)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Net earnings (loss) as reported	$(2,834)	$36,487	$33,574	$46,363
Stock compensation cost included in net earnings as reported, net of income taxes	456	91	683	182
Stock compensation cost using the fair value alternative, net of income taxes	(4,472)	(4,546)	(7,877)	(9,661)

Pro forma net earnings (loss)	$(6,850)	$32,032	$26,380	$36,884

Earnings (loss) per share:
Basic EPS – as reported	$(0.03)	$0.43	$0.39	$0.55
Basic EPS – pro forma	(0.08)	0.38	0.31	0.44
Diluted EPS – as reported	$(0.03)	$0.42	$0.39	$0.54
Diluted EPS – pro forma	(0.08)	0.37	0.30	0.43

     SFAS No. 123 Assumptions

          The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal quarter ended		Two fiscal quarters ended

	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Expected life in years	5.1	4.6	5.1	4.4
Risk-free interest rate	3.71%	2.67%	3.72%	2.64%
Volatility	33.32%	31.64%	33.18%	31.69%
Dividend yield	0.78%	0.08%	0.74%	0.06%

5.       Acquisition of Inet Technologies, Inc.

          On September 30, 2004, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses.  Inet’s products address next-generation networks, including 2.5G and 3G mobile data and voice-over-packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks.  Inet had approximately 500 employees worldwide and had sales of $104 million for the year ended December 31, 2003.  Through the Inet acquisition, Tektronix gains significant expansion into network monitoring, which is a market that Tektronix had previously targeted for expansion.  Inet’s established network monitoring business, as well as its established customer base, is very complementary with Tektronix’ pre-acquisition mobile protocol test business.

          Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix’ common stock.  Prior to the close of the transaction on September 30, 2004, Inet had 39.6 million shares of common stock outstanding.  The final exchange ratio used to determine the number of shares of Tektronix’ common stock issued was 0.192, which resulted in the issuance of 7.6 million shares of Tektronix’ common stock in the transaction.  The 7.6 million shares were valued at $32.55 per share, based on the 5-day period ended September 29, 2004, because that was the earliest date that the final exchange ratio could be determined.  The fair values of the stock options and restricted share rights assumed were determined by using the Black-Scholes option pricing model.  The cash consideration of $247.6 million, the value of Tektronix’ common stock of

$247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values.  Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, including a third party valuation of intangible items and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value.  The purchase price allocation is subject to further changes, including an analysis of the deductibility of transaction costs and finalization of the intangibles valuation.  The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, were as follows:

          The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,116
Unearned stock-based compensation	(3,403)
Liabilities assumed	34,630

Total purchase price	$541,426

          The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	17,565
Inventories	18,025
Other current assets	7,849
Property, plant, and equipment	10,662
Intangible assets	121,630
Goodwill	219,535
Other long term assets	811
In-process research and development	32,195
Deferred income taxes	(45,667)

Total assets acquired, net of deferred income taxes	$541,426

          The following table presents the details of the intangible assets purchased in the Inet acquisition as of November 27, 2004:

(In thousands)	(in years) Weighted Average Useful Life	Cost	Accumulated Amortization	Net

Developed technology	4.8	$86,926	$(3,080)	$83,846
Customer relationships	4.8	22,552	(802)	21,750
Covenants not to compete	4.0	1,000	(44)	956
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,630	$(3,926)	$117,704

          Amortization expense for intangible assets purchased in the Inet acquisition was $3.9 million for the second quarter and first two quarters of fiscal year 2005. Amortization expense for intangible assets purchased in the Inet acquisition has been recorded in the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Cost of sales	$3,080	$—	$3,080	$—
Acquisition related costs (credits) and amortization, net	846	—	846	—

Total	$3,926	$—	$3,926	$—

          The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current fiscal year, including amounts amortized to date, and in future years is as follows:

Fiscal Year	Amount (in thousands)

2005	$15,704
2006	23,556
2007	23,556
2008	21,103
2009	19,908
2010	6,651

Total	$110,478

          The $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”.  This write-off was included in acquisition related costs on the Condensed Consolidated Statements of Operations.  The fair value of IPR&D was based on the net present value of estimated future cash flows.  Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market.  As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete.  The total estimated cost to complete these projects was approximately $0.8 million at the acquisition date.  As of November 27, 2004, the total estimated remaining cost for these substantially complete projects was not significant.

          The Condensed Consolidated Statements of Operations include the results of operations of Inet since September 30, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at June 1, 2003, the beginning of Tektronix’ fiscal year 2004.

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands, except per share amounts)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Sales	$280,530	$244,368	$553,973	$480,129
Net earnings	32,034	35,614	65,955	49,486

Net earnings per share – basic	$0.36	$0.39	$0.73	$0.54
Net earnings per share – diluted	0.35	0.38	0.72	0.53

          The write-off of IPR&D is excluded from the calculation of net earnings and net earnings per share in the table shown above.

          The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

6.       Discontinued Operations

          Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Loss on sale of VideoTele.com (less applicable income tax benefit of $8, $0, $9 and $3)	$(14)	$—	$(15)	$(5)
Gain (loss) on sale of optical parametric test business (less applicable income tax expense (benefit) of ($45), $47, ($85) and ($89))	(86)	87	(158)	(166)
Loss on sale of Gage (less applicable income tax benefit of $83, $59, $75 and $515)	(155)	(109)	(140)	(957)
Loss from operations of Gage (less applicable income tax benefit of $0, $0, $0 and $212)	—	—	—	(394)

Loss from discontinued operations, net of income taxes	$(255)	$(22)	$(313)	$(1,522)

7.       Business Realignment Costs

          Business realignment costs represent actions to realign Tektronix’ cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels.  Business realignment actions taken were intended to reduce Tektronix’ worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which Tektronix sells its products.  Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions.  In addition to severance, Tektronix incurred other costs associated with restructuring its organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels.

          Costs incurred during the current quarter primarily relate to restructuring actions Tektronix planned in prior years which were executed in the current quarter.  Many of the restructuring actions planned take significant time to execute, particularly if they are being conducted in countries outside the United States.

          Business realignment costs of $0.2 million in the second quarter of fiscal year 2005 primarily included severance and related costs of $0.2 million, largely in Japan, for 8 employees, $0.1 million for accelerated depreciation of assets and contractual obligations largely in Europe, offset by a $0.1 million credit from net accumulated currency translation gains.  For the first two fiscal quarters of fiscal year 2005, business realignment costs of $2.3 million included severance and related costs of $1.3 million for 29 employees, $0.8 million for contractual obligations, and $0.3 million for accelerated depreciation of assets, offset by a $0.1 million credit from net accumulated currency translation gains.  Business realignment costs in the first two quarters of fiscal year 2005 largely relate to residual activities for actions taken in Europe.  Expected future annual salary cost savings from actions taken in the first two quarters of fiscal year 2005 to reduce employee headcount is not significant.  At November 27, 2004, the remaining liabilities for employee severance and related benefits were maintained for 33 employees.

          Activity for the above described actions during the first two quarters of fiscal year 2005 was as follows:

(In thousands)	Balance May 29, 2004	Cost incurred	Cash payments	Non-cash adjustments	Balance Nov. 27, 2004

Fiscal Year 2005 Actions:
Employee severance and related benefits	$—	$1,608	$(932)	$—	$676
Asset impairments	—	289	—	(289)	—
Contractual obligations	—	468	(463)	217	222
Accumulated currency translation gain, net	—	(121)	—	121	—

Total	—	2,244	(1,395)	49	898

Fiscal Year 2004 Actions:
Employee severance and related benefits	5,335	(319)	(3,481)	—	1,535
Contractual obligations	409	379	(745)	1	44

Total	5,744	60	(4,226)	1	1,579

Fiscal Year 2003 Actions:
Employee severance and related benefits	294	(19)	(269)	—	6
Contractual obligations	1,240	—	(220)	59	1,079

Total	1,534	(19)	(489)	59	1,085

Fiscal Year 2002 Actions:
Employee severance and related benefits	152	(2)	(41)	—	109
Contractual obligations	54	—	(15)	—	39

Total	206	(2)	(56)	—	148

Total of all actions	$7,484	$2,283	$(6,166)	$109	$3,710

8.       Marketable Investments

          Marketable investments are recorded at fair value with the resulting unrealized gains and temporary losses included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.  Realized gains and losses on sales of marketable investments were $0.9 million and $1.0 million, respectively, during the quarter ended November 27, 2004, and $1.3 million and $1.6 million, respectively, for the two quarters ended November 27, 2004.  Realized gains and losses on sales of marketable investments were $1.2 million and $0.8 million, respectively, during the quarter ended November 29, 2003, and $1.7 million and $1.7 million, respectively, for the two quarters ended November 29, 2003.  Realized gains and losses on sales of marketable investments are included in Other non-operating income (expense), net on the Condensed Consolidated Statements of Operations.

          Short-term marketable investments held at November 27, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Corporate notes and bonds	$40,847	$46	$(183)	$40,710
U.S. Treasuries	23,148	15	(163)	23,000
U.S. Agency	17,765	—	(90)	17,675
Asset backed securities	14,137	—	(74)	14,063
Mortgage backed securities	8,074	—	(119)	7,955

Short-term marketable investments	$103,971	$61	$(629)	$103,403

          Long-term marketable investments held at November 27, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Mortgage backed securities	$87,550	$269	$(1,002)	$86,817
Corporate notes and bonds	68,454	414	(515)	68,353
Asset backed securities	66,458	686	(231)	66,913
U.S. Agency	64,260	114	(911)	63,463
U.S. Treasuries	15,170	22	(95)	15,097

Long-term marketable investments	$301,892	$1,505	$(2,754)	$300,643

          Short-term marketable investments held at May 29, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Corporate notes and bonds	$46,899	$191	$(118)	$46,972
U.S. Treasuries	5,313	96	—	5,409
U.S. Agency	2,972	2	—	2,974
Asset backed securities	30,657	1	(363)	30,295
Mortgage backed securities	5,358	—	(52)	5,306

Short-term marketable investments	$91,199	$290	$(533)	$90,956

          Long-term marketable investments held at May 29, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Mortgage backed securities	$176,266	$715	$(2,684)	$174,297
Corporate notes and bonds	89,562	817	(587)	89,792
Asset backed securities	76,052	999	(261)	76,790
U.S. Agency	79,878	155	(962)	79,071
U.S. Treasuries	44,166	—	(238)	43,928

Long-term marketable investments	$465,924	$2,686	$(4,732)	$463,878

          Contractual maturities of long-term marketable investments at November 27, 2004 are as follows:

(In thousands)	Amortized Cost Basis

After 1 year through 5 years	$214,342
Mortgage backed securities	87,550

Long-term marketable investments	$301,892

          Tektronix reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  In the evaluation of whether an impairment is other-than-temporary, Tektronix considers the reasons for the impairment, its ability and intent to hold the investment until the market price recovers, compliance with its investment policy, the severity and duration of the impairment and expected future performance.  As Tektronix primarily invests in high quality debt securities, unrealized losses are largely driven by increased market interest rates.  These unrealized losses were not significant on an individual investment security basis.  Based on this evaluation, no impairment was considered to be other-than-temporary.  The following table presents the fair value of marketable investments with unrealized losses at November 27, 2004:

	12 months or more		Less than 12 months		Total

(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate notes and bonds	$7,283	$68	$81,259	$630	$88,542	$698
Asset backed securities	1,776	38	29,309	267	31,085	305
Mortgage backed securities	4,469	69	71,624	1,052	76,093	1,121
U.S. Agency	7,420	164	69,611	837	77,031	1,001
U.S. Treasuries	—	—	33,769	258	33,769	258

Total	$20,948	$339	$285,572	$3,044	$306,520	$3,383

          Investments in corporate equity securities are classified as available-for-sale and reported at fair value and are included in Other long-term assets on the Condensed Consolidated Balance Sheets.  The related unrealized holding gains and temporary losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains at November 27, 2004 and May 29, 2004 were as follows:

(In thousands)	Nov. 27, 2004	May 29, 2004

Unamortized cost basis of corporate equity securities	$5,990	$6,178
Gross unrealized holding gains	11,201	7,818

Fair value of corporate equity securities	$17,191	$13,996

9.       Inventories

          Inventories are stated at the lower of cost or market.  Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis.  Tektronix periodically reviews its inventory for obsolete or slow-moving items.  Inventories consisted of the following:

(In thousands)	Nov. 27, 2004	May 29, 2004

Materials	$8,814	$10,379
Work in process	48,680	40,923
Finished goods	65,366	50,799

Inventories	$122,860	$102,101

10.     Other Current Assets

          Other current assets consisted of the following:

(In thousands)	Nov. 27, 2004	May 29, 2004

Current deferred tax asset	$36,930	$37,703
Prepaid expenses	10,820	7,293
Other receivables	10,821	7,820
Held-for-sale assets	8,490	16,075
Income taxes receivable	—	6
Other current assets	728	911
Notes receivable	2	4

Other current assets	$67,791	$69,812

          At November 27, 2004, held-for-sale assets included buildings and land located in Gotemba, Japan, which were acquired in the Sony/Tektronix redemption in fiscal year 2003.  During fiscal year 2004, Tektronix announced a plan to transfer manufacturing operations conducted in Japan to other facilities and to market the land and buildings located in Gotemba, Japan.  As such, these assets have been classified as held-for-sale.  The held-for-sale assets in Gotemba, Japan were sold in December 2004, subsequent to the second quarter of fiscal year 2005.

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

11.     Property, Plant and Equipment, Net

          Property, plant and equipment, net consisted of the following:

(In thousands)	Nov. 27, 2004	May 29, 2004

Land	$1,086	$698
Buildings	133,177	133,304
Machinery and equipment	275,103	255,669
Accumulated depreciation and amortization	(292,119)	(284,361)

Property, plant and equipment, net	$117,247	$105,310

12.     Goodwill, Net

          Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition-related intangibles.

          Changes in goodwill during the two fiscal quarters ended November 27, 2004 were as follows (in thousands):

Balance at May 29, 2004	$79,774
Acquisition of Inet (see Note 5)	219,535
Currency translation	4,824

Balance at November 27, 2004	$304,133

13.     Other Long-Term Assets

          Other long-term assets consisted of the following:

(In thousands)	Nov. 27, 2004	May 29, 2004

Other intangibles, net	$120,772	$2,706
Corporate equity securities	17,191	13,996
Notes, contracts and leases	13,708	10,845
Other assets	3,527	3,278

Other long-term assets	$155,198	$30,825

          Intangible assets of $117.7 million as of November 27, 2004 resulted from the acquisition of Inet in the second quarter of fiscal year 2005, as described in Note 5.

14.     Long-Term Liabilities

          Long-term liabilities consisted of the following:

(In thousands)	Nov. 27, 2004	May 29, 2004

Pension liability	$136,692	$178,026
Postretirement benefits	13,513	13,839
Deferred compensation	16,758	10,707
Other	13,052	9,044

Other long-term liabilities	$180,015	$211,616

          Tektronix made a voluntary contribution of $46.5 million in the first quarter of fiscal year 2005 to the U.S. Cash Balance pension plan, which represents the expected funding for the fiscal year.  This contribution directly reduced the balance of pension liability.

15.     Pension and Other Postretirement Benefits

          Components of net periodic benefit cost (credit) for defined benefit pension plans and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits

	Fiscal quarter ended		Fiscal quarter ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Service cost	$1,561	$2,029	$21	$26
Interest cost	9,620	9,954	226	233
Expected return on plan assets	(12,568)	(12,333)	—	—
Amortization of transition asset	29	26	—	—
Amortization of prior service cost	(556)	(501)	—	(668)
Amortization of actuarial net loss	3,340	1,752	—	—

Net periodic benefit cost (credit)	$1,426	$927	$247	$(409)

	Pension Benefits		Other Postretirement Benefits

	Two fiscal quarters ended		Two fiscal quarters ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Service cost	$3,111	$4,444	$42	$52
Interest cost	19,199	20,226	452	466
Expected return on plan assets	(25,105)	(25,087)	—	—
Amortization of transition asset	57	50	—	—
Amortization of prior service cost	(1,113)	(885)	—	(1,336)
Amortization of actuarial net loss	6,669	3,730	—	—

Net periodic benefit cost (credit)	$2,818	$2,478	$494	$(818)

16.     Contingencies

          As of November 27, 2004, Tektronix had $19.5 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $10.4 million of contingencies relating to the sale of the Color Printer and Imaging division (“CPID”) in fiscal year 2000, $3.2 million for environmental exposures and $5.9 million for other contingent liabilities.  It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to Tektronix’ consolidated financial statements.

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

          Other payments and adjustments during fiscal years 2001, 2002 and 2003 reduced the balance of the contingencies by $4.6 million.  As of November 27, 2004 and May 29, 2004, the balance of the contingencies related to the CPID disposition was $10.4 million, a significant portion of which may take several years to resolve.  The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained.  Tektronix continues to monitor the status of the CPID related contingencies based on information received.  If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur.  Tektronix, however, does not expect such changes to be material to the financial statements.

     Environmental and Other

          The $3.2 million for environmental exposures is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus.  Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations.  Costs for tank removal and cleanup were incurred in fiscal year 2001.  Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.  Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million.  Management believes that the recorded liability represents the low end of the range.  These costs are estimated to be incurred over the next several years. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.

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

17.     Shareholders’ Equity

          Activity in shareholders’ equity for the first two quarters of fiscal year 2005 was as follows:

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss	Total

(In thousands)	Shares	Amount

Balance at May 29, 2004	84,179	$257,267	$748,381	$(135,068)	$870,580
Net earnings	—	—	33,574	—	33,574
Additional minimum pension liability, net of income taxes	—	—	—	(405)	(405)
Foreign currency translation adjustment, net of income taxes	—	—	—	11,922	11,922
Unrealized holding gain on available-for-sale securities, net of income taxes	—	—	—	2,236	2,236
Dividends paid	—	—	(8,771)	—	(8,771)
Shares issued	8,373	262,676	—	—	262,676
Stock options and share rights assumed from Inet acquisition	—	9,979	—	—	9,979
Unearned stock-based compensation from Inet acquisition	—	(3,403)	—	—	(3,403)
Tax benefit of stock option exercises	—	3,285	—	—	3,285
Amortization of unearned stock-based compensation	—	977	—	—	977
Shares repurchased in open market	(3,248)	(10,498)	(84,821)	—	(95,319)

Balance at November 27, 2004	89,304	$520,283	$688,363	$(121,315)	$1,087,331

          Common stock increased by $254.1 million as a result of the Inet acquisition discussed in Note 5.  This amount includes $247.5 million for 7.6 million shares of common stock issued and $10.0 million for stock options and restricted share rights assumed, offset by $3.4 million of unearned stock-based compensation.  The $3.4 million of unearned stock-based compensation was related to the intrinsic value of in-the-money unvested stock options, restricted stock and restricted share rights resulting from the Inet acquisition.

          In fiscal year 2000, the Board of Directors authorized the purchase of up to $550.0 million of Tektronix’ common stock on the open market or through negotiated transactions.  In September 2004, the Board of Directors authorized the repurchase of an incremental $400.0 million of Tektronix’ common stock.  During the first two quarters of fiscal year 2005, 3.2 million shares were repurchased for $95.3 million.  As of November 27, 2004, a total of 20.4 million shares have been repurchased at an average price of $23.75 per share totaling $484.1 million under this authorization.  The reacquired shares were immediately retired as required under Oregon corporate law.

          On December 16, 2004, the Board of Directors declared a quarterly cash dividend of $0.06 per share.  The dividend is payable on January 24, 2005 to shareholders of record at the close of business on January 7, 2005.

          Comprehensive income and its components, net of income taxes, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Net earnings (loss)	$(2,834)	$36,487	$33,574	$46,363
Other comprehensive income (loss):
Net change in additional minimum pension liability, net of income taxes of ($329), $1,707, ($178) and $1,871, respectively	(749)	1,957	(405)	2,376
Foreign currency translation adjustment, net of income taxes of $8,218, $9,370, $7,623 and $5,856, respectively	12,853	14,654	11,922	9,158
Unrealized holding gain on available- for-sale securities, net of income taxes of $1,938, $4,785, $1,430 and $3,225, respectively	3,030	7,485	2,236	5,045

Total comprehensive income	$12,300	$60,583	$47,327	$62,942

          Accumulated other comprehensive loss consisted of the following:

(In thousands)	Foreign currency translation	Unrealized holding gains, net on available-for- sale securities	Additional minimum pension liability	Accumulated other comprehensive loss

Balance at May 29, 2004	$35,192	$3,488	$(173,748)	$(135,068)
First quarter activity	(931)	(794)	344	(1,381)
Second quarter activity	12,853	3,030	(749)	15,134

Balance at November 27, 2004	$47,114	$5,724	$(174,153)	$(121,315)

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

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Consolidated net sales to external customers by region:
The Americas:
United States	$104,205	$95,326	$209,969	$179,453
Other Americas	7,648	6,849	15,670	12,580
Europe	56,463	40,127	104,013	80,203
Pacific	56,573	42,407	100,852	79,900
Japan	41,939	33,212	86,789	67,223

Net sales	$266,828	$217,921	$517,293	$419,359

19.     Product Warranty Accrual

          Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties.  Management determines the warranty accrual based on historical experience and other currently available evidence.

          Changes in the product warranty accrual were as follows:

	Two fiscal quarters ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003

Balance at beginning of period	$8,959	$8,689
Payments made	(4,493)	(5,469)
Provision for warranty expense	4,186	5,527

Balance at end of period	$8,652	$8,747

20.     Supplemental Cash Flow Information

	Two fiscal quarters ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003

Supplemental disclosure of cash flows:
Income taxes paid, net	$15,132	$7,811
Interest paid	69	2,824

Non-cash transactions from acquisition of Inet:
Common stock issued	$247,543	$—
Stock options assumed	9,658	—
Restricted share rights assumed	321	—
Unearned stock-based compensation	(3,403)	—
Liabilities assumed	34,630	—
Non-cash assets acquired, net of deferred income taxes	(382,605)	—

Net cash paid	$(93,856)	$—

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

          Tektronix, Inc. (“Tektronix”) manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, broadcast, education, government, military/aerospace, research, automotive and consumer electronics.  Unless otherwise indicated by the context, Tektronix refers to Tektronix as the parent company or its majority-owned subsidiaries.  This management’s discussion and analysis of financial condition and results of operations is intended to provide investors with an understanding of Tektronix’ operating performance and its financial condition.  A discussion of our business, including our strategy, products and competition is included in Part I of Tektronix’ Form 10-K for the fiscal year ended May 29, 2004.  Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, and advanced and pervasive technologies.  Revenue is derived principally through the development, manufacturing and marketing of a broad range of products including: oscilloscopes; logic analyzers; network management and diagnostics equipment, including mobile protocol test and network monitoring solutions; video test equipment; signal sources; radio frequency test equipment, including wireless field test and spectrum analysis equipment; and related components, support services and accessories.  Tektronix maintains operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea, and Singapore; and Japan.

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

          The markets that we serve are very diverse and include a cross-section of the technology industries.  Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector.  During fiscal years 2000 and 2001, we experienced considerable growth and profitability resulting from the overall growth in the technology markets and successful new product introductions.  However, we began to experience weakening demand in the latter part of fiscal year 2001 and subsequently experienced a dramatic decline in demand during fiscal year 2002.  During fiscal year 2002, product orders declined 38% from fiscal year 2001.  The technology markets continued to be depressed into fiscal year 2003.  During the latter part of fiscal year 2003, we began to experience the stabilization of certain markets.  Fiscal year 2004 saw a more broad-based recovery in the technology sector from the downturn of preceding years.  During the first half of fiscal year 2005, growth rates moderated as compared with the prior year, which management has partially attributed to excess demand in fiscal year 2004 resulting from customers deferring purchasing activity during the downturn years of 2001 to 2003 as well as the higher growth rates during fiscal year 2004 result in a higher basis for comparison to fiscal year 2005 results.

          During fiscal years 2002 and 2003, Tektronix engaged in a variety of efforts to reduce the cost structure to better align with the lower sales levels.  The related business realignment costs continued to be incurred into fiscal year 2004 and to a lesser extent into the current fiscal year as many of the actions identified took considerable time to execute.  In addition to incurring costs to realign our cost structure during fiscal year 2003 and 2004, we also incurred costs to restructure the operations of the Japan subsidiary acquired through acquisition of Sony/Tektronix Corporation and also recognized certain costs and credits directly associated with the integration of this subsidiary.  Costs incurred in the first half of fiscal year 2005 largely relate to previously planned actions in Europe.

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

          A component of our strategy includes focusing investments in certain product categories to expand our existing market positions.  Expansion in these certain product categories may come through internal growth or from acquisitions.  On September 30, 2004 we acquired Inet Technologies, Inc. (“Inet”), a company that engages primarily in network monitoring.  The acquisition of Inet will further expand our network monitoring and diagnostics product offering.  The acquisition of Inet is described below in this Management’s Discussion and Analysis.

          For a discussion of risk factors affecting Tektronix, see the Risks and Uncertainties section below.

Acquisition of Inet Technologies, Inc.

          During the current quarter Tektronix acquired Inet, a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next-generation networks, including 2.5G and 3G mobile data and voice-over-packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks.  Inet had approximately 500 employees worldwide and had sales of $104 million for the year ended December 31, 2003.  Through the Inet acquisition, Tektronix gains significant expansion into network monitoring, which is a market that Tektronix had previously targeted for expansion.  Inet’s established network monitoring business, as well as its established customer base, is very complementary with our pre-acquisition mobile protocol test business.  When combined with our pre-existing mobile protocol test business, Tektronix will be one of the largest global providers of these solutions.  We anticipate that the acquisition will help us accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next-generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS) and VoIP.  The product offerings of the acquired Inet business, along with our pre-existing mobile protocol test products, collectively comprise our network monitoring and diagnostics product offerings.

          Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix’ common stock. Prior to the close of the transaction on September 30, 2004, Inet had 39.6 million shares of common stock outstanding.  The final exchange ratio used to determine the number of shares of Tektronix’ common stock issued was 0.192, which resulted in the issuance of 7.6 million shares of Tektronix’ common stock in the transaction.  The 7.6 million shares were valued at $32.55 per share, based on the 5-day period ended September 29, 2004, because that was the earliest date that the final exchange ratio could be determined.  The fair values of the stock options and restricted share rights assumed were determined by using the Black-Scholes option pricing model.  The cash consideration of $247.6 million, the value of Tektronix’ common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values.  Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, including a third party valuation of intangible items and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value.  The purchase price allocation is subject to further changes, including an analysis of the deductibility of transaction costs and finalization of the intangibles valuation.  The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, were as follows:

          The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,116
Unearned stock-based compensation	(3,403)
Liabilities assumed	34,630

Total purchase price	$541,426

          The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	17,565
Inventories	18,025
Other current assets	7,849
Property, plant, and equipment	10,662
Intangible assets	121,630
Goodwill	219,535
Other long term assets	811
In-process research and development	32,195
Deferred income taxes	(45,667)

Total assets acquired, net of deferred income taxes	$541,426

          The following table presents the details of the intangible assets purchased in the Inet acquisition as of November 27, 2004:

(In thousands)	(in years) Weighted Average Useful Life	Cost	Accumulated Amortization	Net

Developed technology	4.8	$86,926	$(3,080)	$83,846
Customer relationships	4.8	22,552	(802)	21,750
Covenants not to compete	4.0	1,000	(44)	956
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,630	$(3,926)	$117,704

          Amortization expense for intangible assets purchased in the Inet acquisition was $3.9 million for the second quarter and first two quarters of fiscal year 2005. Amortization expense for intangible assets purchased in the Inet acquisition has been recorded in the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Cost of sales	$3,080	$—	$3,080	$—
Acquisition related costs (credits) and amortization, net	846	—	846	—

Total	$3,926	$—	$3,926	$—

          The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current fiscal year, including amounts amortized to date, and in future years is as follows :

Fiscal Year	Amount (in thousands)

2005	$15,704
2006	23,556
2007	23,556
2008	21,103
2009	19,908
2010	6,651

Total	$110,478

          The $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”  This write-off was included in acquisition related costs on the Condensed Consolidated Statements of Operations.  The fair value of IPR&D was based on the net present value of estimated future cash flows.  Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market.  As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete.  The total estimated cost to complete these projects was approximately $0.8  million at the acquisition date.  As of November 27, 2004, the total estimated remaining cost for these substantially complete projects was not significant.

          The Condensed Consolidated Statements of Operations include the results of operations of Inet since September 30, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at June 1, 2003, the beginning of Tektronix’ fiscal year 2004.

	Fiscal quarter ended		Two fiscal quarters ended

(In thousands, except per share amounts)	Nov. 27, 2004	Nov. 29, 2003	Nov. 27, 2004	Nov. 29, 2003

Sales	$280,530	$244,368	$553,973	$480,129
Net earnings	32,034	35,614	65,955	49,486

Net earnings per share – basic	$0.36	$0.39	$0.73	$0.54
Net earnings per share – diluted	0.35	0.38	0.72	0.53

          The write-off of IPR&D is excluded from the calculation of net earnings and net earnings per share in the table shown above.

          The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Business Realignment Costs

          Business realignment costs represent actions to realign our cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels.  Business realignment actions taken were intended to reduce our worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which we sell our products.  Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions.  In addition to severance, we incurred other costs associated with restructuring our organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels.  Actions taken have or are expected to result in reduced operating costs in periods following the period in which the costs were incurred, primarily through reductions in labor costs.  Management believes that the restructuring actions implemented in recent fiscal years have resulted in the costs savings anticipated for those actions.

          Costs incurred during the current quarter primarily relate to restructuring actions we planned in prior years which were executed in the current quarter.  Many of the restructuring actions planned take significant time to execute, particularly if they are being conducted in countries outside the United States.

          Business realignment costs of $0.2 million in the second quarter of fiscal year 2005 primarily included severance and related costs of $0.2 million, largely in Japan, for 8 employees, $0.1 million for accelerated depreciation of assets and contractual obligations largely in Europe, offset by a $0.1 million credit from net accumulated currency translation gains.  For the first two fiscal quarters of fiscal year 2005, business realignment costs of $2.3 million included severance and related costs of $1.3 million for 29 employees, $0.8 million for contractual obligations, and $0.3 million for accelerated depreciation of assets, offset by a $0.1 million credit from net accumulated currency translation gains. Business realignment costs in the first two quarters of fiscal year 2005 largely relate to residual activities for actions taken in Europe.  Expected future annual salary cost savings from actions taken in the first two quarters of fiscal year 2005 to reduce employee headcount is not significant.  At November 27, 2004, the remaining liabilities for employee severance and related benefits were maintained for 33 employees.

          Activity for the above described actions during the first two quarters of fiscal year 2005 was as follows:

(In thousands)	Balance May 29, 2004	Costs incurred	Cash payments	Non-cash adjustments	Balance Nov. 27, 2004

Fiscal Year 2005 Actions:
Employee severance and related benefits	$—	$1,608	$(932)	$—	$676
Asset impairments	—	289	—	(289)	—
Contractual obligations	—	468	(463)	217	222
Accumulated currency translation gain, net	—	(121)	—	121	—

Total	—	2,244	(1,395)	49	898

Fiscal Year 2004 Actions:
Employee severance and related benefits	5,335	(319)	(3,481)	—	1,535
Contractual obligations	409	379	(745)	1	44

Total	5,744	60	(4,226)	1	1,579

Fiscal Year 2003 Actions:
Employee severance and related benefits	294	(19)	(269)	—	6
Contractual obligations	1,240	—	(220)	59	1,079

Total	1,534	(19)	(489)	59	1,085

Fiscal Year 2002 Actions:
Employee severance and related benefits	152	(2)	(41)	—	109
Contractual obligations	54	—	(15)	—	39

Total	206	(2)	(56)	—	148

Total of all actions	$7,484	$2,283	$(6,166)	$109	$3,710

Critical Accounting Estimates

          Management has identified the “critical accounting estimates,” which are those that are most important to our portrayal of the financial condition and operating results and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include revenue recognition, contingencies, intangible asset valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax contingencies.

     Revenue Recognition

          Tektronix recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  The majority of our products are sold in this manner.  These criteria are met at the time the product is shipped under FOB shipping point shipping terms. Upon shipment, Tektronix also provides for estimated costs that may be incurred for product warranties and sales returns.  When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

          The majority of the contracts for network monitoring solution products which were acquired in the Inet acquisition, contain multiple billing milestones, such as contract award, shipment, installation, ready for acceptance and acceptance, not all of which are associated with revenue recognition. Except as otherwise discussed below, revenues from these products and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable. Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred.

          Contracts for our network monitoring solution products often involve multiple deliverables.  We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE.  VSOE for each element of the contract is based on the price for which we sell the element on a stand-alone basis.  Elements of the contracts include product support services, which include the correction of software problems, hardware replacement, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available.  Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service period.  Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE.  If we determine that we do not have VSOE on an undelivered element of an arrangement, we will not recognize revenue until all elements of the arrangement are delivered.  This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.

          Revenue earned from service is recognized ratably over the contractual period or as the services are performed.  Shipping and handling costs are recorded as Cost of sales on the Condensed Consolidated Statements of Operations.

     Contingencies

          Tektronix is subject to claims and litigation concerning intellectual property, environmental and employment issues, and settlement of contingencies related to prior dispositions of assets.  Accruals have been established based upon management’s best estimate of the ultimate outcome of these matters.  We review the status of any claims, litigation and other contingencies on a regular basis, and adjustments are made as additional information becomes available.  As of November 27, 2004, $19.5 million of contingencies were recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $10.4 million of contingencies relating to the sale of the Color Printing and Imaging division (“CPID”) described below, $3.2 million for environmental exposures and $5.9 million for other contingent liabilities.  It is reasonably possible that our estimates of contingencies could change in the near term and that such changes could be material to the consolidated financial statements.

          At the time of the sale of CPID on January 1, 2000, we deferred the recognition of $60.0 million of gain on the sale and recorded contingencies of $60.0 million.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” our policy is to defer recognition of a gain where we believe contingencies exist which may result in that gain being recognized prior to realization.  We analyze the amount of deferred gain in relation to outstanding contingencies and recognize additional gain when objective evidence indicates that such contingencies are believed to be resolved.  The $60.0 million of contingencies represents the deferral of a portion of the gain on sale that we believed was not realizable due to certain contingencies contained in the final sale agreement.  Of the original $60.0 million of contingencies, $22.6 million has been utilized to settle claims and $27.0 million was recognized in subsequent periods.  As of November 27, 2004 and May 29, 2004, the balance of the contingencies related to the CPID disposition was $10.4 million, a significant portion of which may take several years to resolve.  We continue to monitor the status of the CPID related contingencies based on information received.  If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies could be material to the financial statements.

          Included in contingent liabilities is $3.2 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus.  The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations.  Costs for tank removal and cleanup were incurred in fiscal year 2001.  Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.  Our best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. We believe that the recorded liability represents the low end of the range.  These costs are expected to be incurred over the next several years.  If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from this estimate.

          The remaining $5.9 million of contingency accruals include amounts related to intellectual property and employment issues, as well as contingencies related to dispositions of assets other than CPID.  If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from this estimate.

     Goodwill and Intangible Assets

          Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, we do not amortize goodwill and intangible assets with indefinite useful lives from acquisitions, but we amortize other acquisition-related intangibles with definite useful lives.  As of November 27, 2004, the balance of goodwill, net was $304.1 million, which is recorded on the Condensed Consolidated Balance Sheets.

          We performed our annual goodwill impairment analysis during the second quarter of fiscal year 2005 and identified no impairment.  The impairment analysis is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates.  The estimates used are consistent with the plans and estimates that we use to manage the underlying businesses.  However, if we fail to deliver new products for these reporting units, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.

          As of November 27, 2004, we had $120.8 million of non-goodwill intangible assets recorded in Other long-term assets on the Condensed Consolidated Balance Sheets, which includes intangible assets from the acquisition of Inet, patents and licenses for certain technology. For intangible assets with definite useful lives that are not software-related, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges to impair these assets.  The impairment would be based on the estimated discounted cash flow associated with each asset.  Impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable. For software-related intangible assets with definite useful lives, we amortize the cost over the estimated economic life of the software product and assess impairment in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” At each balance sheet date, the unamortized cost of the software-related intangible asset is compared to its net realizable value. The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The excess of the unamortized cost over the net realizable value will be recognized as an impairment loss. For intangible assets with indefinite useful lives, we review these annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired in accordance with SFAS No. 142. The impairment test for these assets is a comparison of the fair value of the intangible asset with its carrying value. Any excess of carrying value over fair value will be recognized as an impairment loss.

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

          We will continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and will make adjustments to the assumptions as appropriate.  Net pension expense was $1.4 million and $2.8 million, respectively, in the second quarter and first two quarters of fiscal year 2005, which included the effect of the recognition of service cost, interest cost, the assumed return on plan assets and amortization of a portion of the unrecognized loss noted above.  Net pension expense was allocated to Cost of sales, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

     Income Taxes

          We are subject to taxation from federal, state and international jurisdictions.  Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing.  Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The liabilities are frequently reviewed for their adequacy and appropriateness.  As of November 27, 2004, we were subject to income tax audits for fiscal years 2001, 2002 and 2003.  The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur.  To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense in the Consolidated Statements of Operations in the period of the event.

          Judgment is also applied in determining whether deferred tax assets will be realized in full or in part.  When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  As of November 27, 2004, we maintained a valuation allowance against deferred tax assets, primarily foreign tax credit carryforwards.  We have not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets.  Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period.  We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

RESULTS OF OPERATIONS

	Fiscal quarter ended			Two fiscal quarters ended

(In millions, except per share amounts)	Nov. 27, 2004	Nov. 29, 2003	% Change	Nov. 27, 2004	Nov. 29, 2003	% Change

Product orders	$234.9	$224.2	5%	$439.2	$433.7	1%

Net sales	266.8	217.9	22%	517.3	419.3	23%
Cost of sales	106.5	96.1	11%	208.5	188.4	11%

Gross profit	160.3	121.8	32%	308.8	230.9	34%

Gross margin	60.1%	55.9%		59.7%	55.1%

Research and development expenses	41.9	31.4	33%	75.5	60.5	25%
Selling, general and administrative expenses	76.3	68.3	12%	141.4	130.8	8%
Acquisition related costs (credits) and amortization, net	34.9	(35.7)	>(100)%	35.7	(34.3)	>(100)%
Business realignment costs	0.2	11.7	(98)%	2.2	16.3	(86)%
Loss (gain) on disposition of assets, net	0.1	—	58%	(1.8)	—	>(100)%

Operating income	6.9	46.1	(85)%	55.8	57.6	(3)%
Interest income	3.9	5.2	(25)%	9.4	11.1	(16)%
Interest expense	(0.3)	(0.7)	(49)%	(0.4)	(1.8)	(77)%
Other non-operating income (expense), net	(1.1)	0.1	>(100)%	(3.3)	(0.4)	>100%

Earnings before taxes	9.4	50.7	(81)%	61.5	66.5	(8)%
Income tax expense	12.0	14.2	(16)%	27.6	18.6	48%

Net earnings (loss) from continuing operations	(2.6)	36.5	>(100)%	33.9	47.9	(29)%
Loss from discontinued operations, net of income taxes	(0.2)	—	>100%	(0.3)	(1.5)	(79)%

Net earnings (loss)	$(2.8)	$36.5	>(100)%	$33.6	$46.4	(28)%

Earnings (loss) per share:
Continuing operations – basic	$(0.03)	$0.43	>(100)%	$0.40	$0.57	(30)%
Continuing operations – diluted	$(0.03)	$0.42	>(100)%	$0.39	$0.56	(30)%
Discontinued operations – basic and diluted	$—	$—	—	$—	$(0.02)	(100)%
Net earnings (loss) – basic	$(0.03)	$0.43	>(100)%	$0.39	$0.55	(29)%
Net earnings (loss) – diluted	$(0.03)	$0.42	>(100)%	$0.39	$0.54	(28)%

Second Quarter and First Two Quarters of Fiscal Year 2005 Compared to the Second Quarter and First Two Quarters of Fiscal Year 2004

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

The stabilization of certain markets that began at the end of fiscal year 2003 continued into fiscal year 2004.  During fiscal year 2004, we continued to experience a phased recovery of our end markets, with growth across all regions and most product lines throughout the fiscal year.  We continued to see growth in demand broadly across the business during the first two quarters of fiscal year 2005.  From a regional standpoint, we saw the strongest demand for our products in Japan and the Pacific.  There can be no assurance that our underlying end markets will continue to improve or that the recent increased levels of business activity will continue as a trend into the future.

          In response to the reduced level of orders and associated sales in fiscal year 2002 and 2003, we incurred significant business realignment costs.  We continued to incur business realignment costs during fiscal year 2004 to further reduce Tektronix’ cost structure in order to provide an amount of operating income that we believed was appropriate at the current sales levels.  In addition to incurring costs to realign Tektronix’ cost structure during fiscal year 2003 and 2004, we also incurred costs to restructure the operations of the Japan subsidiary acquired through the acquisition of Sony/Tektronix Corporation and also recognized certain costs and credits directly associated with the integration of this subsidiary.  Many of the costs incurred during fiscal year 2004 and the first two quarters of fiscal year 2005 were associated with actions that were identified during prior fiscal years, but for which sufficient action had not yet been taken to support the recognition of the associated expense.  Many of the business realignment actions that we identified take significant time to execute, particularly if they are being conducted in countries outside the United States.

     Acquisition of Inet Technologies, Inc.

          We completed the acquisition of Inet on September 30, 2004.  Accordingly, the results of operations for the second quarter of fiscal year 2005 include two months of activity from this business.  As there is no Inet related activity in the prior year comparative periods, an understanding of the impact from the acquisition of Inet is an important component to understanding the current year results of operations.  In our description of the results of operations that follow, we will quantify the impact of the Inet acquisition where meaningful.

     Discontinuation of Rohde and Schwarz Distribution Agreement

          On March 18, 2004, we announced the discontinuation of an existing distribution agreement with Rohde and Schwarz (“R&S”), under which Tektronix served as the exclusive distributor for R&S’ communication test products in the United States and Canada.  The discontinuation of this distribution agreement was effective June 1, 2004.  Tektronix had served in this distribution role for R&S since October 1993.  As we had anticipated, substantially all product backlog related to R&S distributed product at the end of fiscal year 2004 was shipped and recognized as revenue during the first quarter of fiscal year 2005.  Accordingly, we will not derive significant revenue from the shipment of R&S products in quarters after the first quarter of fiscal year 2005.  During the second quarter of fiscal years 2005 and 2004, we generated revenue of $1.8 million and $16.5 million, respectively, from R&S distributed products.  During the first two quarters of fiscal years 2005 and 2004, we generated revenue of $23.0 million and $33.6 million, respectively, from R&S distributed products.  As Tektronix was merely a distributor of these products, the corresponding sales generated lower gross margins compared to sales of products manufactured by Tektronix.  During the second quarter of fiscal year 2005 and 2004, gross margins on these distribution sales were 7.9% and 24.0%, respectively.  During the first two quarters of fiscal year 2005 and 2004, gross margins on these distribution sales were 27.6% and 23.1%, respectively.

     Product Orders

	Fiscal quarter ended			Two fiscal quarters ended

(In millions)	Nov. 27, 2004	Nov. 29, 2003	% Change	Nov. 27, 2004	Nov. 29, 2003	% Change

Consolidated product orders:
Tektronix products	$213.9	$200.4	7%	$418.2	$395.0	6%
Inet products	20.9	—	>100%	20.9	—	>100%
R&S distributed products	0.1	23.8	(99)%	0.1	38.7	(100)%

Total product orders	$234.9	$224.2	5%	$439.2	$433.7	1%

          Product orders consist of cancelable commitments to sell currently produced products to customers with deliveries scheduled generally within six months of being recorded.  During the second quarter of fiscal year 2005, product orders increased by $10.7 million, or 5%, from the same quarter last year. Product orders during the first two quarters of fiscal year 2005 increased by $5.5 million, or 1%, from the same period last year.

          During the second quarter of fiscal year 2005, the increase in product orders was attributable to the net effect of additional orders of $20.9 million from the acquisition of Inet, offset by a decrease in orders from the discontinuation of the R&S distribution agreement, and growth in our other product categories, primarily driven by growth in our general purpose instruments products.  Growth in general purpose instruments products was primarily attributable to good acceptance of new products, particularly our oscilloscope and logic analyzer products.

          During the first two quarters of fiscal year 2005 product orders increased 1%, the net effect of 6% growth in product orders before considering the impact from Inet or the discontinuation of the R&S distribution agreement, the addition of $20.9 million from the Inet acquisition and a $38.6 million decline from discontinuing the R&S distribution agreement.  The 6% growth in Tektronix produced products before considering Inet was primarily attributable to growth in our general instruments products, primarily oscilloscopes and logic analyzers.

          Growth in our general purpose instruments during both the second quarter and the first two quarters of fiscal year 2005 was attributable to a number of factors including growth in the underlying technology markets into which we sell these products, good acceptance of new products and certain regional economic growth discussed below.

	Fiscal quarter ended			Two fiscal quarters ended

(In millions)	Nov. 27, 2004	Nov. 29, 2003	% Change	Nov. 27, 2004	Nov. 29, 2003	% Change

Consolidated product orders by region:
The Americas:
United States	$85.0	$93.3	(9)%	$149.3	$182.9	(18)%
Other Americas	7.2	8.0	(11)%	11.4	13.5	(15)%
Europe	58.2	49.1	19%	99.7	87.5	14%
Pacific	47.7	42.7	12%	93.9	81.4	15%
Japan	36.8	31.1	18%	84.9	68.4	24%

Total product orders	$234.9	$224.2	5%	$439.2	$433.7	1%

          Geographically, product orders increased by 14% internationally in the second quarter of fiscal year 2005 as compared with the same quarter last year, but decreased 9% in the United States.  During the first two quarters of fiscal year 2005, product orders increased by 16% internationally, but decreased by 18% in the United States.

          We experienced growth in Europe, Japan and the Pacific regions during both the second quarter and first two quarters of fiscal year 2005.  Growth in Europe was primarily attributable to the acquisition of Inet, which has significant large customers in that region.  In addition, Europe was favorably impacted by fluctuations in the foreign exchange rate of the Euro against the US Dollar.  Growth in Japan was favorably impacted by the continued economic recovery in that region as well as strong acceptance of new products.  Japan was also favorably impacted by fluctuations in the foreign exchange rate of the Yen against the US Dollar.  Growth in the Pacific region was primarily associated with the continued economic recovery in certain countries and the continued economic expansion in China.

          The decline in the United States was primarily attributable to the discontinuation of the R&S distribution agreement discussed above.  The decline in R&S orders was almost entirely in the United States.  Excluding the decline associated with R&S orders and the orders attributable to Inet, the United States increased 4% and decreased 6%, for the second quarter and first two quarters of fiscal year 2005, respectively.  The increase in the United States during the second quarter was attributable to growth in the technology markets and good acceptance of new products.  The decline for the first two quarters of the current fiscal year was attributable to the high order growth level in the prior year that was associated with economic recovery in the United States that resulted in some excess demand from some customers deferring capital purchases during the extreme downturn of 2002 and 2003.  In addition, we experienced certain large order activity in the first half of the prior year which did not, and was not expected to, repeat in the current year.

          The favorable impact of foreign currency exchange rates accounted for total year over year growth of approximately 2% and 3% for the second quarter and first two quarters of fiscal year 2005, respectively.  As noted above, the favorable impact was mostly due to currency fluctuation in Europe and Japan.

     Net Sales

           Net sales during the second quarter of fiscal year 2005 increased by $48.9 million, or 22%, over the same period last year. Sales for the first two quarters of fiscal year 2005 increased $97.9 million, or 23%, over the same period last year.  The overall increase in net sales for both the second quarter and first two quarters of fiscal year 2005 reflects a combination of factors including the addition of Inet sales of $20.7 million during the current fiscal year second quarter and backlog reductions in the second quarter and first two quarters of the current fiscal year. These factors that increased net sales were partially offset by a reduction in sales due to the discontinuation of the R&S distribution agreement.

           In the current quarter product backlog was reduced by $12.9 million as compared with an increase in product backlog of $19.6 million in the prior year second quarter, resulting in a net increase to sales of $32.5 million.  This reduction in backlog has the impact of increasing net sales relative to the change in product orders.  In addition, our net sales included $20.7 million as a result of the acquisition of Inet. These increases were partially offset by the impact from the discontinuation of the R&S distribution agreement.  In the prior year second quarter, we had net sales of $16.5 million from R&S distribution product as compared with only $1.8 million of sales of R&S product in the current quarter.

           In the first two quarters of the current fiscal year product backlog was reduced by $37.2 million as compared with an increase in product backlog of $39.5 million in the prior year second quarter, resulting in a net increase to sales of $76.7 million. In addition, our net sales included $20.7 million as a result of the acquisition of Inet. These increases were partially offset by the impact from the discontinuation of the R&S distribution agreement.  In the first two quarters of the prior year, we had net sales of $33.6 million from R&S distribution product as compared with $23.0 million of sales in the first two quarters of the current fiscal year.

          In addition to product sales, net sales also include service revenues and sales from Maxtek, our wholly-owned components manufacturing subsidiary that produces components for third party customers as well as for Tektronix.  As we increase or decrease the level of product backlog within any given fiscal period, the direct correlation between product orders and product sales may vary.

          Net sales in the United States increased by 9% in the second quarter of fiscal year 2005 as compared with the same quarter last year, while international net sales increased by 33%.  During the first two quarters of fiscal year 2005, net sales in the United States increased by 17% compared to the same period last year, while international net sales increased by 28%.  The increase in net sales in the United States in the second quarter of fiscal year 2005 was primarily attributable to the addition of sales from the Inet acquisition. For the first two quarters of fiscal year 2005, net sales in the United States included the shipment of substantially all backlog related to R&S distributed product.  The increase in international net sales was generally associated with the geographical mix of orders received, reflecting the increased order demand in Japan and the Pacific region, as well as international sales from the Inet acquisition beginning in the second quarter of fiscal year 2005.

     Gross Profit and Gross Margin

          Gross profit for the second quarter of fiscal year 2005 was $160.3 million, an increase of $38.5 million or 32%, from gross profit of $121.8 million for the same quarter last year.  For the first two quarters of fiscal year 2005, gross profit was $308.8 million, an increase of $77.9 million, or 34%, from gross profit of $230.9 for the same period last year.  The increase in gross profit was attributable to the increase in sales volume described above during the current fiscal year as well as the increase in gross margin on those sales.

          Gross margin is the measure of gross profit as a percentage of net sales.  Gross margin for the second quarter of fiscal year 2005 was 60.1%, an increase of 4.2% points over gross margin of 55.9% in the same quarter last year.  Gross margin for the first two quarters of fiscal year 2005 was 59.7%, an increase of 4.6% points over gross margin of 55.1% in the same period last year.  Gross margin is typically affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments and other costs such as warranty repair and sustaining engineering.

          The improvement in gross margin during both the second quarter of the current year and the first two quarters of the current fiscal year was primarily attributable to higher sales volumes, which spread additional revenue over a partially fixed manufacturing cost structure, and favorable mix resulting from the shipment of higher margin products.  Our favorable mix has primarily resulted from two factors.  First, we continue to introduce new products that have been well received in the market.  Typically, new products tend to yield higher gross margins, and we have experienced this on our recently introduced new oscilloscope products.  Second, the discontinuation of the R&S distribution agreement has favorably impacted gross margin.  As we were merely the distributor of those products, the associated gross margin was lower than margins we typically experience for Tektronix manufactured product.  In addition to sales volumes and favorable mix, the positive impact of our explicit program to increase gross margin, whereby we reviewed all cost drivers within gross margin and created a focused effort on reducing these costs where appropriate also contributed to the year over year increase.  The improvements in gross margin were partially offset by amortization of intangible assets of $3.1 million and the non-cash expense of $1.6 million from inventory step up to fair value from the Inet acquisition.  For additional information on the amortization of intangibles see the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis.

          During the second quarter of fiscal years 2005 and 2004, gross margins on R&S distribution sales were 7.9% and 24.0%, respectively.  During the first two quarters of fiscal year 2005 and 2004, gross margins on R&S distribution sales were 27.6% and 23.1%, respectively.

     Operating Expenses

          In the current fiscal period, operating expenses included research and development expenses, selling general and administrative expenses, business realignment costs, acquisition related costs, amortization of acquisition related items and gains and losses from the sale of fixed assets.  Each of these categories of operating expenses is discussed further below.  It should be noted that although a portion of operating expenses is variable and therefore will fluctuate with operating levels, many costs are fixed in nature and are therefore subject to increase due to inflation and annual labor cost increases.  Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat or declining.  Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure.

          Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools.  Such costs include labor and employee benefits, contract services, materials, equipment and facilities.  R&D expenses increased $10.5 million, or 33%, during the second quarter of fiscal year 2005 as compared with the same quarter last year, and increased by $15.0 million, or 25% during the first two quarters of fiscal year 2005 as compared with the same period last year.  Approximately half of the increase in the current quarter was due to the inclusion of R&D expenses from the Inet acquisition.  The remaining increase in the current quarter and first two quarters of the current fiscal year was primarily attributable to increased spending on new product development and higher labor related expense.  We continuously invest in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process.  During the current quarter and first two quarters of the current fiscal year we incurred higher expenses associated with engineering materials as a result of the current projects’ stages of development.  Labor related spending in the current quarter and first two quarters of the current fiscal year, excluding the impact of the Inet acquisition, increased approximately $2.9 million and $4.7 million, respectively, most of which was associated with annual salary increases, and increased variable incentive expense due to the relatively strong operating results that we experienced in the current quarter.  As Tektronix was a distributor of R&S products, there was no R&D expense associated with the sale of those products.

           Selling, general and administrative (“SG&A”) expenses increased $8.0 million, or 12% in the current quarter as compared with the same quarter last year, and increased by $10.6 million, or 8% during the first two quarters of fiscal year 2005 as compared with the same period last year.  More than half of the increase in the current quarter was due to the inclusion of SG&A expenses from the Inet acquisition.  The remaining increase in SG&A was largely attributable to increased labor related expense, spending on our project to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and less significant increases in other general spending categories including travel, partly offset by savings from headcount reductions taken in the prior year.  The increase in labor related expense was largely attributable to annual salary increases, pension expense and higher variable incentives expense.  In addition, the timing of program execution has an impact on the ultimate level of SG&A expense.  During the first quarter of fiscal year 2005, we did not execute a number of planned programs that would result in higher SG&A expense.  Therefore, we would have expected to incur higher SG&A expense in the normal course of business.  Many of these programs will be executed in following quarters and accordingly, we anticipate higher SG&A expenses in these future quarters.  Additionally, in each future quarter we will include a full three months of expenses associated with the Inet operations, while only two months are included in the second quarter of fiscal year 2005.

          Acquisition related costs (credits) and amortization, net are incurred as a direct result of the integration of significant acquisitions.  The acquisition related costs of $34.9 million for the second quarter of fiscal year 2005 primarily relate to the acquisition of Inet, which was completed in this quarter.  The largest item of these costs was the $32.2 million write-off of IPR&D in the current quarter. Other costs incuded $0.8 million for amortization of intangible assets and $0.2 million for amortization of unearned stock-based compensation, which represent amortization of items in the purchase price and the allocation of the purchase price discussed in the Acquisition of Inet Technologies, Inc. section above in this Management Discussion and Analysis.  Also included in the current quarter are transition expenses of $1.0 million, which represent incremental expenses to integrate the operations of Inet, and $0.7 million related to our acquisition of Sony/Tektronix in fiscal year 2003 mostly to accrue for voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with Tektronix through August 2005 while we complete our plan to transition manufacturing operations to other locations.  Accordingly, Tektronix will recognize a liability for retention bonuses for 48 employees totaling $3.7 million that is being accrued ratably over 18 months through August 2005.   In the second quarter of the prior fiscal year, the net acquisition related credit of $35.7 million was largely attributable to a $36.7 million gain on pension restructuring which resulted from the substantial settlement of the defined benefit pension plans in Japan.

          Business realignments costs represent actions to realign our cost structure in response to dramatic changes in operating levels or a significant acquisition or divestiture.  These costs primarily comprise severance costs for reductions in employee headcount and costs associated with the closure of facilities and subsidiaries.  In recent years, business realignment costs have primarily been associated with the realignment of our cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with the acquisition of Sony/Tektronix.  In many cases, and especially in foreign countries, these actions may take significant time to execute. Accordingly, we have continued to experience business realignment costs in fiscal year 2005 for actions planned in response to the reductions in operating levels experienced in previous fiscal years.  During the second quarter of fiscal year 2005 we incurred business realignment costs of $0.2 million, a reduction from expense of $11.7 million in the same quarter last year.  During the first two quarters of fiscal year 2005 we incurred business realignment costs of $2.3 million, a reduction from expense of $16.3 million in the same period last year.  The reduction from the prior year is the result of the previously planned actions being executed and recognized with fewer additional actions needing to be planned as business levels stabilized.  For a full description of the components of business realignment costs please refer to the Business Realignment Costs section above in this Management Discussion and Analysis.

          The net gain on disposition of assets for the first two quarters of fiscal year 2005 was primarily due to the sale of property located in Nevada City, California.  Net proceeds of $9.9 million were received from the sale of the Nevada City assets with a carrying value of $7.7 million, resulting in a gain on sale of $2.2 million.

     Non-Operating Income / Expense

          Interest income during the second quarter and first two quarters of fiscal year 2005 decreased $1.3 million and $1.8 million, respectively, as compared with the same periods last year.  The decrease in interest income was due to a lower average balance of invested cash as well as lower yields on invested cash.

          Interest expense during second quarter and first two quarters of fiscal year 2005 decreased $0.3 million and $1.4 million, respectively, as compared with the same periods last year.  The decrease in interest expense was largely due to the retirement of $56.3 million of outstanding bond debt in the first quarter of fiscal year 2004 and repayment of the outstanding principal balance in full on the TIBOR+1.75% debt facility during the third and fourth quarters of fiscal year 2004.

          Other non-operating expense, net of $1.1 million and $3.3 million during the second quarter and first two quarters of fiscal year 2005, respectively, was largely attributable to legal expenses for litigation not related to our current operations and the impairment of a non-operating asset.

     Income Taxes

          Income tax expense for the second quarter and first two quarters of fiscal year 2005 was $12.0 million and $27.6 million, respectively.  Income tax expense exceeded taxable income in the current quarter because there was no tax benefit recognized for the $32.2 million write-off of IPR&D from the Inet acquisition.  In addition, the impact of purchase accounting adjustments from the Inet acquisition, such as the amortization of acquisition related items and non-cash expense for the inventory step up to fair value, were tax effected at the statutory rate.  Excluding the impact of the write-off of IPR&D and purchase accounting adjustments, the effective tax rate for the current quarter and first two quarters of the current fiscal year was 30%.  The increase in the effective tax rate from 28% in the prior fiscal year to 30% during the current fiscal year was primarily due to higher estimated taxable income in the current fiscal year.  The effective tax rate was impacted by a variety of estimates, including the amount of income during the remainder of fiscal year 2005, the mix of that income between foreign and domestic sources and expected utilization of tax credits which have a full valuation allowance.  In addition, current IRS audits of fiscal years 2001, 2002 and 2003 may be completed in the near future.  To the extent our estimates and other amounts or circumstances change, the effective tax rate may change accordingly.

     Discontinued Operations

          During the fourth quarter of fiscal year 2003, Tektronix’ management approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly-owned subsidiary of Tektronix.  Gage was located in Montreal, Canada and produced PC-based instruments products.  The divestiture of this entity was consistent with our strategy of concentrating Tektronix’ resources in core product areas and de-emphasizing products which are determined to be less strategic.  This business has been accounted for as a discontinued operation in accordance with SFAS No. 144.  During the first quarter of fiscal year 2004, we sold the operations of Gage to a third party.  We recorded an after-tax loss of $0.8 million during the first quarter of fiscal year 2004 to reflect adjustments to the previously estimated after-tax loss of $2.2 million on the disposition of this discontinued operation which was recorded during the fourth quarter of fiscal year 2003 to write-down the net assets of Gage, primarily for goodwill, to net realizable value less estimated selling costs.  Losses in the second quarter of fiscal year 2005 and 2004 included additional settlement expenses arising after the sale of the business.

          Loss from discontinued operations in the second quarter and first two quarters of the current fiscal year also included additional losses from the sale of the optical parametric test business and VideoTele.com due to settlement of additional costs arising after the sale of these businesses in fiscal year 2003.

     Net Earnings

          For the second quarter of fiscal year 2005, Tektronix recognized a net loss of $2.8 million, a decrease of $39.3 million from net earnings of $36.5 million for the same quarter last year.  For the first two quarters of fiscal year 2005, we recognized consolidated net earnings of $33.6 million, a decrease of $12.8 million from net earnings of $46.4 million for the first two quarters of the same period last year.  These decreases were largely due to impact of the Inet acquisition which included the write-off of IPR&D and amortization of acquisition related items.  In addition, the impact of the significant increases in sales and gross profit in the current quarter and first two quarters of the current fiscal year were significantly offset by the Japan pension gain recognized in the same quarter last year.

     Earnings Per Share

          The decrease in earnings per share is a result of the decreased net earnings discussed above, and to a lesser extent, increased weighted average shares outstanding in the current year as a result of shares issued to acquire Inet, offset by shares repurchased by Tektronix in the open market.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash

Cash Flows.  The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	Two fiscal quarters ended

(In thousands)	Nov. 27, 2004	Nov. 29, 2003

Cash provided by (used in):
Operating activities	$36,625	$33,538
Investing activities	51,953	16,796
Financing activities	(89,510)	(68,892)

Operating Activities.  Cash provided by operating activities of $36.6 million for the first two quarters of fiscal year 2005 increased by $3.1 million as compared with the same period last year.  The impact of higher net sales and gross profit in the first two quarters of fiscal year 2005 were offset by higher cash payments in the first quarter of $46.5 million for a cash contribution to the U.S. Cash Balance pension plan and $29.8 million for annual incentive compensation accrued during fiscal year 2004, compared to payments in the first quarter last year of $30.0 million for a cash contribution to the U.S. Cash Balance pension plan and $5.8 million for annual incentive compensation accrued during fiscal year 2003.  Other adjustments to reconcile net earnings to net cash provided by operating activities, such as the write-off of IPR&D and amortization of acquisition related items in the current fiscal year are presented in the Condensed Consolidated Statements of Cash Flows.

          As noted above, we made a cash contribution of $46.5 million to the U.S. Cash Balance pension plan in the first quarter of fiscal year 2005.  This funding reduced Other long-term liabilities on the Condensed Consolidated Balance Sheets. Depending on the future market performance of the pension plan assets, we may make additional large cash contributions to the plan in the future.

Investing Activities.  Cash provided by investing activities of $52.0 million for the first two quarters of fiscal year 2005 increased by $35.2 million as compared with the same period last year.  The increase in net cash inflow provided by investing activities was largely attributable to net sales of marketable investments.  The reduced investment in these securities was a result of cash needed to fund the net cash portion of $93.9 million for the Inet acquisition in the second quarter of fiscal year 2005 and the contribution to the U.S. Cash Balance pension plan in the first quarter as discussed above.  We spent $14.5 million for capital expenditures and realized $12.6 million of proceeds on sales of fixed assets in the first two quarters of the current fiscal year.  Sales of fixed assets in the first two quarters of fiscal year 2005 included proceeds of $9.9 million from the sale of the Nevada City property in the first quarter.

Financing Activities.  Cash used in financing activities of $89.5 million for the first two quarters of fiscal year 2005 increased by $20.6 million as compared with the same period last year.  During the first two quarters of fiscal year 2005, we paid $95.3 million to repurchase 3.2 million shares of Tektronix’ common stock at an average price of $29.35 per share, compared to $22.6 million in the same period last year.  We paid dividends of $8.8 million to shareholders in the first two quarters of fiscal year 2005, compared with $3.4 million in the same period last year.  We increased the cash dividend per share by 50% in the second quarter of fiscal year 2005 to $0.06 from $0.04 in the first quarter.  We started paying cash dividends of $0.04 per share in the second quarter of last year.  Financing activities in the first two quarters of fiscal year 2004 included the August 1, 2003 scheduled 7.5% notes repayment of $56.3 million.  These cash outflows were partially offset by proceeds from employee stock plans of $14.8 million in the first two quarters of fiscal year 2005, an increase from proceeds of $12.7 million in the same period last year.  The increase in proceeds from employee stock plans was largely due to increased option exercise activity in the first two quarters of fiscal year 2005 compared with the same period last year.

          The above noted repurchases of common stock were made under an authorization approved by the Board of Directors.  In fiscal year 2000, the Board of Directors authorized the purchase of up to $550.0 million of Tektronix’ common stock on the open market or through negotiated transactions.  In September 2004, the Board of Directors authorized an incremental $400.0 million to repurchase shares of Tektronix’ common stock.  As of November 27, 2004, we had repurchased a total of 20.4 million shares at an average price of $23.75 per share totaling $484.1 million under these authorizations.  The reacquired shares were immediately retired, in accordance with Oregon corporate law.  On December 16, 2004, the Board of Directors declared a quarterly cash dividend of $0.06 per share. The dividend is payable on January 24, 2005 to shareholders of record at the close of business on January 7, 2005.

          At November 27, 2004, we maintained unsecured bank credit facilities totaling $58.7 million, of which $55.3 million was unused.

          Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations for the next twelve months.

     Working Capital

The following table summarizes working capital as of November 27, 2004 and May 29, 2004:

(In thousands)	Nov. 27, 2004	May 29, 2004

Current assets:
Cash and cash equivalents	$152,562	$149,011
Short-term marketable investments	103,403	90,956
Trade accounts receivable, net of allowance for doubtful accounts of $3,667 and $3,013, respectively	149,371	133,150
Inventories	122,860	102,101
Other current assets	67,791	69,812

Total current assets	595,987	545,030
Current liabilities:
Accounts payable and accrued liabilities	152,377	134,048
Accrued compensation	73,466	89,212
Deferred revenue	43,737	25,247

Total current liabilities	269,580	248,507

Working capital	$326,407	$296,523

          Working capital increased in the current year by $29.9 million.  Current assets increased in the current year by $51.0 million, largely as a result of $43.4 million of non-cash current assets received in the Inet acquisition in the second quarter of fiscal year 2005.  Current liabilities increased in the current year by $21.1 million, largely as a result of the acquisition of Inet where we assumed $34.6 million in liabilities, accrual of current year annual incentive compensation, offset by the cash payment of annual incentive compensation in the first quarter of fiscal year 2005 that was accrued in fiscal year 2004 as described in the Sources and Uses of Cash section above.  Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above.

Recent Accounting Pronouncements

          At the November 12–13, 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. Tektronix adopted the disclosure requirements in fiscal year 2004. At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities.  However, on September 30, 2004, the Financial Accounting Standards Board (“FASB”) decided to postpone the implementation of the impairment model for debt and equity securities.  Tektronix does not expect this consensus to have a material effect on the consolidated financial statements upon adoption of the proposed impairment model for debt and equity securities.

          In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits, an amendment of FASB Statements No. 87, 88, and 106, and a revision of FASB Statement No. 132” (“SFAS No. 132R”).  SFAS No. 132R revised employers’ disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by SFAS No. 87, “Employers’ Accounting for Pensions,” SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”  The new rules require additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans.  The required information has been provided separately for pension plans and for other postretirement benefit plans.  Tektronix included the new disclosures in its fiscal year 2004 consolidated financial statements and interim disclosures beginning with the first quarter of fiscal year 2005.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .”  SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007.  The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of Tektronix.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29.”   The guidance in Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 will be applied prospectively to nonmonetary asset exchange transactions beginning the second quarter of fiscal year 2006.

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS No. 123R as of the first interim or annual reporting period that begins after June 15, 2005.  Accordingly, Tektronix will be required to adopt the provisions of SFAS No. 123R in the second fiscal quarter of fiscal year 2006.  Management is currently evaluating the requirements of SFAS No. 123R.  The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Tektronix. See Note 4 to the Condensed Consolidated Financial Statements for the pro forma impact on net earnings (loss) and earnings (loss) per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

          In December 2004, the FASB issued two FASB staff positions (FSP): FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, for the Tax Deduction Provided to U.S.-Based Manufacturers by the American Jobs Creation Act of 2004”; and FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  FSP FAS 109-1 clarifies that the tax deduction for domestic manufacturers under the American Jobs Creation Act of 2004 (the “Act”) should be accounted for as a special deduction in accordance with SFAS No. 109, “Accounting for Income Taxes.” FSP FAS 109-2 provides enterprises more time (beyond the financial-reporting period during which the Act took effect) to evaluate the Act’s impact on the enterprise’s plan for reinvestment or repatriation of certain foreign earnings for purposes of applying SFAS No. 109. The FSPs went into effect upon being issued and did not have a significant effect on the consolidated financial statements of Tektronix.

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

          There are additional product risks associated with sales of the network monitoring products, which were acquired in the Inet acquisition.  Sales of these products are typically recognized upon the completion of system installation or customer acceptance.  Changes or delays in the implementation or customer acceptance of our products could harm our financial results.  Sales of our network monitoring products are made predominantly to a small number of large communications carriers and involve significant capital expenditures as well as lengthy sales cycles and implementation processes, which could harm our financial results.  We rely upon software licensed from third parties such as Oracle Corporation, Cognos Incorporated and others.  If we are unable to maintain these software licenses on commercially reasonable terms, our business, financial condition and results of operations could be harmed.

           In addition, we expect third party carrier spending for traditional networks to continue to decrease, which requires that we continue to develop products and applications for networks based on emerging next-generation wireless and packet-based technologies and standards.  We may not successfully develop or acquire additional competitive products for these emerging technologies and standards.

          Further, we have included security features in some of the network monitoring products that are intended to protect the privacy and integrity of customer data.  Despite the existence of these security features, these products may be vulnerable to breaches in security due to unknown defects in the security mechanisms, as well as vulnerabilities inherent in the operating system or hardware platform on which the product runs and/or the networks linked to that platform.  Security vulnerabilities, regardless of origin, could jeopardize the security of information stored in and transmitted through the computer systems of our customers.  Any security problem may require significant capital expenditures to solve and could materially harm our reputation and product acceptance.

     Competition

          We compete with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies.  Other competitors include Acterna Corporation, Anritsu Corporation, Catapult Communications, LeCroy Corporation, Rohde & Schwarz, Yokogawa Electric Corporation and many other smaller companies.  In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability and price.  Some of our competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which we compete.  We face pricing pressures that may have an adverse impact on our earnings.  If we are unable to compete effectively on these and other factors, it could have a material adverse affect on our results of operations, financial condition or cash flows.  In addition, we enjoy a leadership position in certain core product categories, and continually develop and introduce new products designed to maintain that leadership, as well as to penetrate new markets.  Failure to develop and introduce new products that maintain a leadership position or which fail to penetrate new markets may adversely affect operating results.

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

     Worldwide Economic and Market Conditions

          We maintain operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea and Singapore; and Japan.  During the last fiscal year, more than half of our revenues were from international sales.  In addition, some of our manufacturing operations and key suppliers are located in foreign countries, including China, where we expect to further expand our operations.  As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business globally, such as fluctuating exchange rates, the stability of international monetary conditions, tariff and trade policies, domestic and foreign tax policies, foreign governmental regulations, political unrest, wars and acts of terrorism, epidemic disease or other health concerns and changes in other economic or political conditions.  These factors, among others, could influence our ability to sell in global markets, as well as our ability to manufacture products or procure supplies.  Our pension plan obligations are affected by changes in market interest rates and the majority of plan assets are invested in publicly traded debt and equity securities which are affected by market risks.   A significant downturn in the global economy or a particular region could adversely affect our results of operations, financial position or cash flows.

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

     Environmental Risks

          We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of our hazardous chemicals used during our manufacturing process. We have closed a licensed hazardous waste management facility at our Beaverton, Oregon, campus and have entered into a consent order with the Oregon Department of Environmental Quality requiring certain remediation actions (see Part I, Item 1, “Environment” of Form 10-K).  If we fail to comply with the consent order or any present or future regulations, we could be subject to future liabilities or the suspension of production.  In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.

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

     Integration of Inet, Technologies, Inc.

          On September 30, 2004, we acquired all of the outstanding common stock of Inet.  Following the close of this transaction, we must integrate the operations of Inet into Tektronix.  The successful integration of the Inet business is subject to a number of risk factors which could materially adversely affect our consolidated results of operations, financial condition and cash flows.  These risks include the necessity of coordinating geographically separated organizations, integrating personnel with diverse business backgrounds, integrating Inet’s technology and products, combining different corporate cultures, retaining key employees, maintaining customer satisfaction and current bid processes, maintaining product development schedules, coordinating sales and marketing activities and preserving important distribution relationships; diversion of management’s attention with consequent negative impact upon our execution of our overall strategy; and failure to realize upon expected cost savings and other synergies from the merger.

     Other Risk Factors

          Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of our sales are generated from orders received during each quarter, significant modifications to existing information systems and other risk factors.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk.

     Financial Market Risk

          We are exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.

          We maintain a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities and mortgage securities.  The weighted average maturity of the portfolio, excluding mortgage securities, was two years or less.  Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index.  An increase in interest rates of similar instruments would decrease the value of certain of these investments.  A 10% rise in interest rates as of November 27, 2004 would reduce the market value by $2.1 million, which would be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold.

          We are exposed to equity price risk primarily through our marketable equity securities portfolio, primarily including investments in Merix Corporation and Tut Systems, Inc.  We have not entered into any hedging programs to mitigate equity price risk. An adverse change of 20% in the value of these securities would reduce the market value by $3.4 million, which would likely be reflected in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets until sold.  If the adverse change results in an impairment that is considered to be other-than-temporary, the loss on impairment would be charged to net earnings on the Condensed Consolidated Statements of Operations.

          We are exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies.  When appropriate, we utilize derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed.  Our policy is to only enter into derivative transactions when we have an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk.  At November 27, 2004, there were no forward foreign currency exchange contracts.

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

(b)   There has been no change in our internal control over financial reporting, other than changes arising from the Inet acquisition, that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

          Purchases of Tektronix common stock during the second quarter ended November 27, 2004 were as follows:

Fiscal Period	Total Number of Shares	Average Price Paid Per Share	Total Amount Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased

August 29, 2004 to September 25, 2004	162,000	$29.59	$4,793,822	19,424,579	$494,635,444
September 26, 2004 to October 23, 2004	764,800	30.04	22,973,604	20,189,379	471,661,840
October 24, 2004 to November 27, 2004	192,600	30.05	5,787,685	20,381,979	$465,874,155

Total	1,119,400	$29.98	$33,555,111

Item 6.     Exhibits.

(a)	Exhibits

+	(10) (i)	Master form of stock option agreement for executive officers under the Tektronix Stock Incentive Plan.

	(31.1)	302 Certification, Chief Executive Officer.

	(31.2)	302 Certification, Chief Financial Officer.

	(32.1)	906 Certification, Chief Executive Officer.

	(32.2)	906 Certification, Chief Financial Officer.

+ Compensatory Plan or Arrangement

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 5, 2005	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE

Colin L. Slade Senior Vice President and Chief Financial Officer