Form 10-Q
period 2005-02-26
TEKTRONIX INC
filed 2005-04-07
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

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

AT MARCH 26, 2005 THERE WERE 88,507,433 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
          (Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES

Forward-Looking Statements

          Statements and information included in this Quarterly Report on Form 10-Q by Tektronix, Inc. (“Tektronix”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality, seasonality and growth in the markets Tektronix sells into, strategic direction, future effective tax rates, new product introductions, liquidity position, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, obligations under Tektronix’ retirement benefit plans, savings from business realignment programs, the integration of Inet Technologies, Inc., and the existence or length of an economic recovery.  These forward-looking statements involve risks and uncertainties.  Tektronix may make other forward-looking statements from time to time, including such statements in press releases and public conference calls and webcasts.  All forward-looking statements made by Tektronix are based on information available to Tektronix at the time such statements are made, and Tektronix assumes no obligation to update any forward-looking statements.  It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements.  Some of these risks and uncertainties are discussed in the Risks and Uncertainties section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I.   FINANCIAL INFORMATION

Item 1.	Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands, except per share amounts)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Net sales	$256,332	$243,506	$773,625	$662,865
Cost of sales	102,946	102,326	311,397	290,740

Gross profit	153,386	141,180	462,228	372,125
Research and development expenses	43,380	32,772	118,837	93,277
Selling, general and administrative expenses	78,750	69,519	220,136	200,353
Acquisition related costs (credits) and amortization, net	2,590	(18,034)	38,318	(52,399)
Business realignment costs	382	3,706	2,665	20,050
Loss (gain) on disposition of assets, net	754	741	(1,080)	741

Operating income	27,530	52,476	83,352	110,103
Interest income	3,798	5,118	13,164	16,240
Interest expense	(113)	(198)	(531)	(1,981)
Other non-operating income (expense), net	1,422	7,177	(1,869)	6,718

Earnings before taxes	32,637	64,573	94,116	131,080
Income tax expense	9,246	20,702	36,838	39,324

Net earnings from continuing operations	23,391	43,871	57,278	91,756
Gain (loss) from discontinued operations, net of income taxes	3,430	(258)	3,117	(1,780)

Net earnings	$26,821	$43,613	$60,395	$89,976

Earnings (loss) per share:
Continuing operations – basic	$0.26	$0.52	$0.66	$1.08
Continuing operations – diluted	$0.26	$0.50	$0.65	$1.06
Discontinued operations – basic and diluted	$0.04	$—	$0.04	$(0.02)
Net earnings – basic	$0.30	$0.51	$0.70	$1.06
Net earnings – diluted	$0.30	$0.50	$0.68	$1.04
Weighted average shares outstanding:
Basic	89,307	84,921	86,703	84,724
Diluted	90,690	87,682	88,236	86,676
Cash dividends declared per share	$0.06	$0.04	$0.16	$0.08

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	Feb. 26, 2005	May 29, 2004

ASSETS
Current assets:
Cash and cash equivalents	$151,132	$149,011
Short-term marketable investments	119,466	90,956
Trade accounts receivable, net of allowance for doubtful accounts of $3,685 and $3,013, respectively	158,476	133,150
Inventories	130,156	102,101
Other current assets	56,016	69,812

Total current assets	615,246	545,030
Property, plant and equipment, net	115,472	105,310
Long-term marketable investments	280,885	463,878
Deferred tax assets	66,672	105,886
Goodwill, net	302,076	79,774
Other long-term assets	144,154	30,825

Total assets	$1,524,505	$1,330,703

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$131,602	$134,048
Accrued compensation	73,177	89,212
Deferred revenue	50,123	25,247

Total current liabilities	254,902	248,507
Long-term liabilities	177,523	211,616
Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 89,028 and 84,179 shares at February 26, 2005 and May 29, 2004, respectively)	523,242	257,267
Retained earnings	694,346	748,381
Accumulated other comprehensive loss	(125,508)	(135,068)

Total shareholders’ equity	1,092,080	870,580

Total liabilities and shareholders’ equity	$1,524,505	$1,330,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three fiscal quarters ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$60,395	$89,976
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-off of in-process research and development	32,237	—
Amortization of acquisition related intangible assets	9,840	—
Loss (gain) from discontinued operations	(3,117)	1,780
Gain on Japan pension restructuring	—	(36,741)
Depreciation and amortization expense	21,513	20,998
Gain on disposition of assets, net	(1,367)	(18,721)
Tax benefit of stock option exercises	3,881	4,562
Deferred income tax benefit	(4,422)	(815)
Net gain on sale of corporate equity securities	(2,101)	(7,293)
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable, net	(6,822)	(29,150)
Inventories	(10,030)	(957)
Other current assets	2,990	15,869
Accounts payable and accrued liabilities	(5,456)	12,901
Accrued compensation	(20,051)	18,097
Deferred revenue	9,101	4,339
Cash funding for domestic pension plan	(46,516)	(30,000)
Other long-term assets and liabilities, net	10,055	15,491

Net cash provided by continuing operating activities	50,130	60,336
Net cash provided by discontinued operating activities	—	829

Net cash provided by operating activities	50,130	61,165
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for acquisition of Inet, net of cash acquired	(93,856)	—
Acquisition of property, plant and equipment	(21,140)	(13,534)
Proceeds from the disposition of property and equipment	19,750	47,402
Proceeds from sales of corporate equity securities	3,348	9,530
Proceeds from maturities and sales of marketable investments	239,684	427,974
Purchases of short-term and long-term marketable investments	(90,750)	(443,450)

Net cash provided by investing activities	57,036	27,922
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(318)	(108,791)
Proceeds from employee stock plans	20,217	26,771
Repurchase of common stock	(114,788)	(33,856)
Dividends paid	(14,131)	(6,780)

Net cash used in financing activities	(109,020)	(122,656)
Effect of exchange rate changes on cash	3,975	5,529

Net increase (decrease) in cash and cash equivalents	2,121	(28,040)
Cash and cash equivalents at beginning of period	149,011	190,387

Cash and cash equivalents at end of period	$151,132	$162,347

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

2.  Financial Statement Presentation

          The condensed consolidated financial statements and notes thereto have been prepared by Tektronix without audit.  Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by Article 10 of Regulation S-X.  The condensed consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries.  Significant intercompany transactions and balances have been eliminated.  Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings.  Tektronix’ fiscal year is the 52 or 53 week period ending on the last Saturday in May.  Fiscal years 2005 and 2004 are both 52 weeks long.  The first three quarters of fiscal years 2005 and 2004 were each 13 weeks long.

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

     Revenue Recognition

          Tektronix recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.  These criteria are met at the time the product is shipped under FOB shipping point shipping terms.  The majority of Tektronix’ products are sold in this manner.  Upon shipment, Tektronix also provides for estimated costs that may be incurred for product warranties and sales returns.  When other significant obligations remain after products are delivered, revenue is recognized only after such obligations are fulfilled.

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

          Contracts for network monitoring solution products often involve multiple deliverables.  Tektronix determines the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE.  VSOE for each element of the contract is based on the price for which Tektronix sells the element on a stand-alone basis.  Elements of the contracts include product support services, which include the correction of software problems, hardware replacement, telephone access to Tektronix’ technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available.  Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service periods.  Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE.  If Tektronix determines that it does not have VSOE on an undelivered element of an arrangement, Tektronix will not recognize revenue until all elements of the arrangement are delivered.  This occurrence could materially impact Tektronix’ financial results because of the significant dollar amount of many of its contracts and the significant portion of total revenues that a single contract may represent in any particular period.

          Revenue earned from service is recognized ratably over the contractual periods or as the services are performed.  Shipping and handling costs are recorded as Cost of sales on the Condensed Consolidated Statements of Operations.  Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as Deferred revenue on the Condensed Consolidated Balance Sheets.

     Goodwill and Intangible Assets

          Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Tektronix performed its annual goodwill impairment analysis during the second quarter of fiscal year 2005 and identified no impairment.  SFAS No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life.  Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization.  Amortization expense is recognized over the estimated useful lives of the intangible assets, mostly over three to five years.  For software-related intangible assets with definite useful lives, Tektronix amortizes the cost over the estimated economic life of the software product and assesses impairment in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  At each balance sheet date, the unamortized cost of the software-related intangible asset is compared to its net realizable value.  The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support.  The excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss.  Amortization expense for intangible assets that are software-related developed technology is recorded as Cost of sales on the Condensed Consolidated Statements of Operations.

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

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Tektronix will be required to adopt the provisions of SFAS No. 123R in the second fiscal quarter of fiscal year 2006.  Management is currently evaluating the requirements of SFAS No. 123R.  The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Tektronix.  See Note 4 for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

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

          Earnings per share was calculated as follows:

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands, except per share amounts)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Net earnings	$26,821	$43,613	$60,395	$89,976

Weighted average shares used for basic earnings per share	89,307	84,921	86,703	84,724
Incremental dilutive stock options	1,383	2,761	1,533	1,952

Weighted average shares used for dilutive earnings per share	90,690	87,682	88,236	86,676

Earnings per share:
Net earnings – basic	$0.30	$0.51	$0.70	$1.06
Net earnings – diluted	$0.30	$0.50	$0.68	$1.04

          Options to purchase 4,897,218 and 3,890,752 shares of common stock were outstanding at February 26, 2005 and February 28, 2004, respectively, but were not included in the calculation of diluted net earnings per share because the exercise price of the options exceeded the average market price and their effect would have been antidilutive.

          Tektronix accounts for stock options according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  Under APB Opinion No. 25, no compensation expense is recognized in Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant.  Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options.  The weighted average estimated fair values of options granted during the fiscal quarters ended February 26, 2005 and February 28, 2004 were $9.32 and $9.72 per share, respectively.  The weighted average estimated fair values of options granted during the first three fiscal quarters ended February 26, 2005 and February 28, 2004 were $9.49 and $9.72 per share, respectively.

          The pro forma impact to both net earnings and earnings per share (“EPS”) from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands, except per share amounts)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Net earnings as reported	$26,821	$43,613	$60,395	$89,976
Stock compensation cost included in net earnings as reported, net of income taxes	642	140	1,325	322
Stock compensation cost using the fair value alternative, net of income taxes	(4,389)	(4,705)	(12,266)	(14,366)

Pro forma net earnings	$23,074	$39,048	$49,454	$75,932

Earnings per share:
Basic EPS – as reported	$0.30	$0.51	$0.70	$1.06
Basic EPS – pro forma	$0.26	$0.46	$0.57	$0.90

Diluted EPS – as reported	$0.30	$0.50	$0.68	$1.04
Diluted EPS – pro forma	$0.25	$0.45	$0.56	$0.88

     SFAS No. 123 Assumptions

          The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal quarter ended		Three fiscal quarters ended

	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Expected life in years	5.1	5.1	5.1	5.0
Risk-free interest rate	3.67%	3.00%	3.68%	2.97%
Volatility	32.70%	31.44%	32.76%	31.46%
Dividend yield	0.83%	0.51%	0.82%	0.48%

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

          Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix’ common stock.  Prior to the close of the transaction on September 30, 2004, Inet had 39.6 million shares of common stock outstanding.  The final exchange ratio used to determine the number of shares of Tektronix’ common stock issued was 0.192, which resulted in the issuance of 7.6 million shares of Tektronix’ common stock in the transaction.  The 7.6 million shares were valued at $32.55 per share, based on the 5-day period ended September 29, 2004, because that was the earliest date that the final exchange ratio could be determined.  The fair values of the stock options and restricted share rights assumed were determined by using the Black-Scholes option pricing model.  The cash consideration of $247.6 million, the value of Tektronix’ common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values.  Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, including a third party valuation of intangible items and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value.  The purchase price allocation is subject to further changes, including an analysis of the deductibility of transaction costs and resolution of ongoing tax audits for pre-acquisition periods.  The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, were as follows:

          The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,116
Unearned stock-based compensation	(3,403)
Liabilities assumed	32,683

Total purchase price	$539,479

          The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	17,565
Inventories	18,025
Other current assets	7,849
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	217,972
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(46,416)

Total assets acquired, net of deferred income taxes	$539,479

          The following table presents the details of the intangible assets purchased in the Inet acquisition as of February 26, 2005:

(In thousands)	(in years) Weighted Average Useful Life	Cost	Accumulated Amortization	Net

Developed technology	4.8	$87,004	$(7,707)	$79,297
Customer relationships	4.8	22,597	(2,008)	20,589
Covenants not to compete	4.0	1,200	(125)	1,075

		110,801	(9,840)	100,961
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(9,840)	$112,113

          Amortization expense for intangible assets purchased in the Inet acquisition was $5.9 million and $9.8 million for the third quarter and first three quarters of fiscal year 2005.  Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Cost of sales	$4,627	$—	$7,707	$—
Acquisition related costs (credits) and amortization, net	1,287	—	2,133	—

Total	$5,914	$—	$9,840	$—

          The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded in the Condensed Consolidated Statements of Operations as follows:

(In thousands)	Cost of sales	Acquisition related costs (credits) and amortization, net	Total for the fiscal year

Fiscal Year
2005	$12,330	$3,411	$15,741
2006	18,495	5,117	23,612
2007	18,495	5,117	23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,255	1,357	6,612

Total	$87,004	$23,797	$110,801

          The $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”.  This write-off was included in acquisition related costs on the Condensed Consolidated Statements of Operations.  The fair value of IPR&D was based on the net present value of estimated future cash flows.  Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market.  As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete.  The total estimated cost to complete these projects was approximately $0.8 million at the acquisition date.  As of February 26, 2005, the total estimated remaining cost for these substantially complete projects was not significant.

          The Condensed Consolidated Statements of Operations include the results of operations of Inet since September 30, 2004.  The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at June 1, 2003, the beginning of Tektronix’ fiscal year 2004.

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands, except per share amounts)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Net sales	$256,332	$269,902	$810,305	$750,032
Net earnings from continuing operations	23,433	42,442	88,020	93,450
Earnings per share:
Continuing operations – basic	$0.26	$0.46	$0.98	$1.01
Continuing operations – diluted	$0.26	$0.45	$0.96	$0.99

          The write-off of IPR&D is excluded from the calculation of net earnings and earnings per share in the table shown above.

          The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

6.  Discontinued Operations

          Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Gain on sale of Color Printing and Imaging Division (less applicable income tax expense of $1,889, $0, $1,889 and $0) (see Note 17)	$3,508	$—	$3,508	$—
Loss on sale of VideoTele.com (less applicable income tax benefit of $3, $13, $12 and $16)	(7)	(23)	(22)	(28)
Loss on sale of optical parametric test business (less applicable income tax benefit of $10, $25, $95 and $114)	(18)	(47)	(176)	(213)
Loss on sale of Gage (less applicable income tax benefit of $28, $101, $103 and $616)	(53)	(188)	(193)	(1,145)
Loss from operations of Gage (less applicable income tax benefit of $0, $0, $0 and $212)	—	—	—	(394)

Gain (loss) from discontinued operations, net of income taxes	$3,430	$(258)	$3,117	$(1,780)

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

          Business realignment costs of $0.4 million in the third quarter of fiscal year 2005 were primarily for severance and related costs for residual activity in Europe.  For the first three quarters of fiscal year 2005, business realignment costs of $2.7 million included severance and related costs of $1.7 million for 30 employees, $0.9 million for contractual obligations, and $0.2 million for accelerated depreciation of assets, offset by a $0.1 million credit from net accumulated currency translation gains.  Business realignment costs in the first three quarters of fiscal year 2005 largely related to residual activities for actions taken in Europe.  Expected future annual salary cost savings from actions taken in the first three quarters of fiscal year 2005 to reduce employee headcount is not significant.  At February 26, 2005, the remaining liabilities for employee severance and related benefits were maintained for 21 employees.

          Activity in the accrual for business realignment costs for the above described actions during the first three quarters of fiscal year 2005 was as follows:

(In thousands)	Balance May 29, 2004	Costs incurred and other adjustments	Cash payments	Non-cash adjustments	Balance Feb. 26, 2005

Fiscal Year 2005 Actions:
Employee severance and related benefits	$—	$1,934	$(1,404)	$—	$530
Asset impairments	—	289	—	(289)	—
Contractual obligations	—	525	(577)	217	165
Accumulated currency translation gain, net	—	(124)	—	124	—

Total	—	2,624	(1,981)	52	695

Fiscal Year 2004 Actions:
Employee severance and related benefits	5,335	(220)	(4,266)	—	849
Contractual obligations	409	379	(789)	1	—
Asset impairments	—	(107)	—	107	—

Total	5,744	52	(5,055)	108	849

Fiscal Year 2003 Actions:
Employee severance and related benefits	294	(20)	(271)	—	3
Contractual obligations	1,240	—	(331)	85	994

Total	1,534	(20)	(602)	85	997

Fiscal Year 2002 Actions:
Employee severance and related benefits	152	9	(161)	—	—
Contractual obligations	54	—	(24)	—	30

Total	206	9	(185)	—	30

Total of all actions	$7,484	$2,665	$(7,823)	$245	$2,571

8.  Marketable Investments

          Marketable investments are recorded at fair value with the resulting unrealized gains and temporary losses included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.  Fair values of marketable investments are based on quoted market prices.  Realized gains and losses on sales of marketable investments were insignificant and $0.2 million, respectively, during the quarter ended February 26, 2005, and $1.3 million and $1.8 million, respectively, for the three quarters ended February 26, 2005.  Realized gains and losses on sales of marketable investments were $0.7 million and $0.6 million, respectively, during the quarter ended February 28, 2004, and $2.4 million and $2.3 million, respectively, for the three quarters ended February 28, 2004.  Realized gains and losses on sales of marketable investments are included in Other non-operating income (expense), net, on the Condensed Consolidated Statements of Operations.

          Short-term marketable investments held at February 26, 2005 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Corporate notes and bonds	$49,685	$25	$(321)	$49,389
U.S. Treasuries	26,326	—	(200)	26,126
U.S. Agencies	26,135	—	(198)	25,937
Asset backed securities	9,712	—	(60)	9,652
Mortgage backed securities	8,531	—	(169)	8,362

Short-term marketable investments	$120,389	$25	$(948)	$119,466

          Long-term marketable investments held at February 26, 2005 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Mortgage backed securities	$76,110	$167	$(1,081)	$75,196
Corporate notes and bonds	57,253	251	(584)	56,920
Asset backed securities	75,047	303	(485)	74,865
U.S. Agencies	61,234	75	(988)	60,321
U.S. Treasuries	13,692	3	(112)	13,583

Long-term marketable investments	$283,336	$799	$(3,250)	$280,885

          Short-term marketable investments held at May 29, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Corporate notes and bonds	$46,899	$191	$(118)	$46,972
U.S. Treasuries	5,313	96	—	5,409
U.S. Agencies	2,972	2	—	2,974
Asset backed securities	30,657	1	(363)	30,295
Mortgage backed securities	5,358	—	(52)	5,306

Short-term marketable investments	$91,199	$290	$(533)	$90,956

          Long-term marketable investments held at May 29, 2004 consisted of:

(In thousands)	Amortized cost	Unrealized gains	Unrealized losses	Fair value

Mortgage backed securities	$176,266	$715	$(2,684)	$174,297
Corporate notes and bonds	89,562	817	(587)	89,792
Asset backed securities	76,052	999	(261)	76,790
U.S. Agencies	79,878	155	(962)	79,071
U.S. Treasuries	44,166	—	(238)	43,928

Long-term marketable investments	$465,924	$2,686	$(4,732)	$463,878

          Contractual maturities of long-term marketable investments at February 26, 2005 are as follows:

(In thousands)	Amortized Cost Basis

After 1 year through 5 years	$207,226
Mortgage backed securities	76,110

Long-term marketable investments	$283,336

          Tektronix reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time.  In the evaluation of whether an impairment is other-than-temporary, Tektronix considers the reasons for the impairment, its ability and intent to hold the investment until the market price recovers, compliance with its investment policy, the severity and duration of the impairment and expected future performance.  As Tektronix primarily invests in high quality debt securities, unrealized losses are largely driven by increased market interest rates.  These unrealized losses were not significant on an individual investment security basis.  Based on this evaluation, no impairment was considered to be other-than-temporary.  The following table presents the fair value of marketable investments with unrealized losses at February 26, 2005:

	12 months or more		Less than 12 months		Total

(In thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Corporate notes and bonds	$7,180	$69	$89,826	$836	$97,006	$905
Asset backed securities	897	21	50,411	524	51,308	545
Mortgage backed securities	4,620	98	67,388	1,152	72,008	1,250
U.S. Agencies	4,929	93	77,215	1,093	82,144	1,186
U.S. Treasuries	0	0	35,730	312	35,730	312

Total	$17,626	$281	$320,570	$3,917	$338,196	$4,198

9.  Inventories

          Inventories are stated at the lower of cost or market.  Cost is determined based on a currently-adjusted standard basis, which approximates actual cost on a first-in, first-out basis.  Market is determined based on net realizable value.  Tektronix periodically reviews its inventory for obsolete or slow-moving items.  Inventories consisted of the following:

(In thousands)	Feb. 26, 2005	May 29, 2004

Materials	$8,189	$10,379
Work in process	54,077	40,923
Finished goods	67,890	50,799

Inventories	$130,156	$102,101

10.  Other Current Assets

          Other current assets consisted of the following:

(In thousands)	Feb. 26, 2005	May 29, 2004

Current deferred tax asset	$36,049	$37,703
Prepaid expenses	9,686	7,293
Other receivables	9,495	7,820
Held-for-sale assets	—	16,075
Income taxes receivable	—	6
Other current assets	776	911
Notes receivable	10	4

Other current assets	$56,016	$69,812

          At May 29, 2004, held-for-sale assets included property located in Nevada City, California and Gotemba, Japan. During the first quarter of fiscal year 2005, Tektronix completed the sale of property located in Nevada City, California.  Net proceeds of $9.9 million were received from the sale of the Nevada City assets with a carrying value of $7.7 million, resulting in a gain on sale of $2.2 million during the first quarter of fiscal year 2005. During the third quarter of fiscal year 2005, Tektronix completed the sale of properties including buildings and land located in Gotemba, Japan which were acquired in the Sony/Tektronix redemption in fiscal year 2003.  Net proceeds of $8.8 million were received from the sale of Gotemba assets with a carrying valued of $8.5 million, resulting in a gain on sale of $0.3 million during the third quarter of fiscal year 2005.

11.  Property, Plant and Equipment, Net

          Property, plant and equipment, net consisted of the following:

(In thousands)	Feb. 26, 2005	May 29, 2004

Land	$1,086	$698
Buildings	130,301	133,304
Machinery and equipment	275,010	255,669
Accumulated depreciation and amortization	(290,925)	(284,361)

Property, plant and equipment, net	$115,472	$105,310

12.  Goodwill, Net

          Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition-related intangibles.

          Changes in goodwill during the three fiscal quarters ended February 26, 2005 were as follows (in thousands):

Balance at May 29, 2004	$79,774
Acquisition of Inet (see Note 5)	217,972
Currency translation	4,330

Balance at February 26, 2005	$302,076

13.  Other Long-Term Assets

          Other long-term assets consisted of the following:

(In thousands)	Feb. 26, 2005	May 29, 2004

Other intangibles, net	$114,611	$2,706
Corporate equity securities	11,692	13,996
Notes, contracts and leases	14,073	10,845
Other assets	3,778	3,278

Other long-term assets	$144,154	$30,825

          Intangible assets of $112.1 million as of February 26, 2005, included in Other intangibles, net, resulted from the acquisition of Inet in the second quarter of fiscal year 2005, as described in Note 5.

          Corporate equity securities are classified as available-for-sale and reported at fair value.  The related unrealized holding gains and temporary losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.  Corporate equity securities classified as available-for-sale and the related unrealized holding gains at February 26, 2005 and May 29, 2004 were as follows:

(In thousands)	Feb. 26, 2005	May 29, 2004

Unamortized cost basis of corporate equity securities	$4,743	$6,178
Gross unrealized holding gains	6,949	7,818

Fair value of corporate equity securities	$11,692	$13,996

          During the third quarter of fiscal year 2005, Tektronix sold 1.0 million shares of common stock of Tut Systems, Inc.  Net proceeds from the sale were $3.3 million, which resulted in a realized gain of $2.1 million recorded in Other non-operating income (expense), net, on the Condensed Consolidated Statements of Operations.

14.  Accounts Payable and Accrued Liabilities

          Accounts payable and accrued liabilities consisted of the following:

(In thousands)	Feb. 26, 2005	May 29, 2004

Trade accounts payable	$39,382	$47,442
Other accounts payable	34,611	34,560

Accounts payable	73,993	82,002
Contingent liabilities (see Note 17)	13,043	19,757
Income taxes payable	28,333	15,898
Warranty reserves	7,704	8,959
Accrued expenses and other liabilities	8,529	7,432

Accrued liabilities	57,609	52,046

Accounts payable and accrued liabilities	$131,602	$134,048

15.  Long-Term Liabilities

          Long-term liabilities consisted of the following:

(In thousands)	Feb. 26, 2005	May 29, 2004

Pension liability	$135,308	$178,026
Postretirement benefits	13,258	13,839
Deferred compensation	16,187	10,707
Other	12,770	9,044

Other long-term liabilities	$177,523	$211,616

          Tektronix made a voluntary contribution of $46.5 million in the first quarter of fiscal year 2005 to the U.S. Cash Balance pension plan, which represents the expected funding for the fiscal year.  This contribution directly reduced the balance of pension liability.

16.  Pension and Other Postretirement Benefits

          Components of net periodic benefit cost (credit) for defined benefit pension plans and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits

	Fiscal quarter ended		Fiscal quarter ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Service cost	$1,589	$1,635	$21	$26
Interest cost	9,709	10,015	226	233
Expected return on plan assets	(12,619)	(12,280)	—	—
Amortization of transition asset	31	28	—	—
Amortization of prior service cost	(556)	(492)	—	(668)
Amortization of actuarial net loss	3,343	1,670	—	—

Net periodic benefit cost (credit)	$1,497	$576	$247	$(409)

	Pension Benefits		Other Postretirement Benefits

	Three fiscal quarters ended		Three fiscal quarters ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Service cost	$4,700	$6,079	$63	$78
Interest cost	28,908	30,241	678	699
Expected return on plan assets	(37,724)	(37,367)	—	—
Amortization of transition asset	88	78	—	—
Amortization of prior service cost	(1,670)	(1,378)	—	(2,004)
Amortization of actuarial net loss	10,013	5,401	—	—

Net periodic benefit cost (credit)	$4,315	$3,054	$741	$(1,227)

17.  Contingencies

          As of February 26, 2005, Tektronix had $13.0 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printer and Imaging Division (“CPID”) in fiscal year 2000, $3.0 million for environmental exposures and $5.0 million for other contingent liabilities.  It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to Tektronix’ consolidated financial statements.

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

          In accordance with SFAS No. 5, “Accounting for Contingencies,” it is Tektronix’ policy to defer recognition of a gain where it is believed that contingencies exist that may result in that gain being recognized prior to realization.  Tektronix analyzes the amount of deferred gain in relation to outstanding contingencies, and recognizes additional gain when persuasive objective evidence indicates that such contingencies are believed to be resolved.  With regard to the contingencies associated with the sale of CPID, persuasive objective evidence includes: a) legal determinations resulting in the resolution of contingencies, including lapse of claim periods defined in the final sale agreement, b) the resolution of claims made by the purchaser, c) evidence that liabilities underlying current or probable future claims have been resolved and d) interactions with the purchaser on outstanding claims.  The $60.0 million of contingencies represents the deferral of a portion of the gain on sale that Tektronix’ management believed was not realizable due to certain contingencies contained in the final sale agreement and approximated the amount that management believed was the maximum exposure under the contingencies.  The specific nature of these contingencies was specified in the final sale agreement.

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

          During fiscal year 2003, Tektronix recognized $25.0 million of the previously deferred gain as a result of the resolution of certain of the purchase contingencies related to the sale, in accordance with the accounting policy described above.  The $25.0 million of pre-tax gain was recognized in Discontinued operations.  Of the total $25.0 million recognized in fiscal year 2003, $20.0 million was recorded during the third quarter of fiscal year 2003.  Persuasive objective evidence supporting the recognition of $20.0 million included: a) the expiration of the 36 month deadline for certain claims included in the final sale agreement, which passed without the receipt of claims from the purchaser, b) analysis of exposures underlying pending claims previously made by the purchaser, and c) the interactions with the purchaser regarding these pending claims, which included the fact that significant time had lapsed since the purchaser had pursued these claims.  Tektronix recognized an additional $5.0 million of pre-tax gain in Discontinued operations during the fourth quarter of fiscal year 2003 based on persuasive objective evidence that certain previously identified exposures had been resolved without consequence to Tektronix.

          During the third quarter of fiscal year 2005, Tektronix recognized an additional $5.4 million of pre-tax gain in Discontinued operations.  Persuasive objective evidence supporting the recognition of $5.4 million included: a) a sustained reduction in expense activity associated with certain exposures underlying the contingencies, b) analysis of exposures underlying pending claims previously made by the purchaser and c) the interactions with the purchaser regarding these pending claims, which included the fact that significant time had lapsed since the purchaser had pursued these claims.

          Other payments and adjustments during the period from fiscal years 2001 through the third quarter of fiscal year 2005, reduced the balance of the contingencies by $4.6 million.  As of February 26, 2005 and May 29, 2004, the balance of the contingencies related to the CPID disposition was $5.0 million and $10.4 million, respectively.  The remaining portion may take several years to resolve.  The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained.  Tektronix continues to monitor the status of the CPID related contingencies based on information received.  If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur.  Tektronix, however, does not expect such changes to be material to the financial statements.

     Environmental and Other

          The $3.0 million for environmental exposures is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus.  Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations.  Costs for tank removal and cleanup were incurred in fiscal year 2001.  Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.  Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million.  Management believes that the recorded liability represents the low end of the range.  These costs are estimated to be incurred over the next several years.  If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.  A preliminary risk investigation and feasibility study are expected to be completed in the second quarter of fiscal year 2006 which may have a significant impact on management’s estimate.

          The remaining $5.0 million of contingency accruals include amounts related to intellectual property and employment issues, as well as contingencies related to dispositions of assets other than CPID.  If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.

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

18.  Shareholders’ Equity

          Activity in shareholders’ equity for the first three quarters of fiscal year 2005 was as follows:

	Common Stock		Retained Earnings	Accumulated Other Comprehensive Loss

(In thousands)	Shares	Amount			Total

Balance at May 29, 2004	84,179	$257,267	$748,381	$(135,068)	$870,580
Net earnings	—	—	60,395	—	60,395
Additional minimum pension liability, net of income taxes	—	—	—	(687)	(687)
Foreign currency translation adjustment, net of income taxes	—	—	—	11,558	11,558
Unrealized holding gain on available-for-sale securities, net of income taxes	—	—	—	(1,311)	(1,311)
Dividends paid	—	—	(14,131)	—	(14,131)
Shares issued	8,775	268,114	—	—	268,114
Stock options and share rights assumed from Inet acquisition	—	9,979	—	—	9,979
Unearned stock-based compensation from Inet acquisition	—	(3,403)	—	—	(3,403)
Tax benefit of stock option exercises	—	3,881	—	—	3,881
Amortization of unearned stock-based compensation	—	1,893	—	—	1,893
Shares repurchased in open market	(3,926)	(14,489)	(100,299)	—	(114,788)

Balance at February 26, 2005	89,028	$523,242	$694,346	$(125,508)	$1,092,080

          During the first three quarters of fiscal year 2005, the net increase in common stock was largely due to $254.1 million from the Inet acquisition discussed in Note 5.  This amount includes $247.5 million for 7.6 million shares of common stock issued and $10.0 million for stock options and restricted share rights assumed, offset by $3.4 million of unearned stock-based compensation.  The $3.4 million of unearned stock-based compensation was related to the intrinsic value of in-the-money unvested stock options, restricted stock and restricted share rights resulting from the Inet acquisition.

          In fiscal year 2000, the Board of Directors authorized the purchase of up to $550.0 million of Tektronix’ common stock on the open market or through negotiated transactions.  In September 2004, the Board of Directors authorized the repurchase of an incremental $400.0 million of Tektronix’ common stock.  During the first three quarters of fiscal year 2005, 3.9 million shares were repurchased for $114.8 million.  As of February 26, 2005, a total of 21.1 million shares have been repurchased at an average price of $23.91 per share totaling $503.6 million under this authorization.  The reacquired shares were immediately retired as required under Oregon corporate law.

          Subsequent to the third quarter of fiscal year 2005, the Board of Directors declared a quarterly cash dividend of $0.06 per share on March 17, 2005.  The dividend will be paid on April 25, 2005 to shareholders of record as of the close of market on April 8, 2005.

          Comprehensive income and its components, net of income taxes, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Net earnings	$26,821	$43,613	$60,395	$89,976
Other comprehensive income (loss):
Net change in additional minimum pension liability, net of income taxes of ($124), ($516), ($302) and $1,356, respectively	(282)	(1,169)	(687)	1,206
Foreign currency translation adjustment, net of income taxes of ($232), $3,512, $7,391 and $9,368, respectively	(364)	5,493	11,558	14,651
Unrealized holding gain (loss) on available- for-sale securities, net of income taxes of ($2,267), ($107), ($838) and $3,120, respectively	(3,547)	(167)	(1,311)	4,879

Total comprehensive income	$22,628	$47,770	$69,955	$110,712

          Accumulated other comprehensive loss consisted of the following:

(In thousands)	Foreign currency translation	Unrealized holding gains, net on available-for- sale securities	Additional minimum pension liability	Accumulated other comprehensive loss

Balance at May 29, 2004	$35,192	$3,488	$(173,748)	$(135,068)
First quarter activity	(931)	(794)	344	(1,381)
Second quarter activity	12,853	3,030	(749)	15,134
Third quarter activity	(364)	(3,547)	(282)	(4,193)

Balance at February 26, 2005	$46,750	$2,177	$(174,435)	$(125,508)

19.  Business Segments

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

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Consolidated net sales to external customers by region:
The Americas:
United States	$86,170	$94,142	$296,139	$273,595
Other Americas	6,560	7,419	22,230	19,999
Europe	72,298	60,524	176,312	140,727
Pacific	51,122	43,804	151,974	123,705
Japan	40,182	37,617	126,970	104,839

Net sales	$256,332	$243,506	$773,625	$662,865

20.  Product Warranty Accrual

          Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties.  Management determines the warranty accrual based on historical experience and other currently available evidence.

          Changes in the product warranty accrual were as follows:

	Three fiscal quarters ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004

Balance at beginning of period	$8,959	$8,689
Payments made	(7,498)	(7,849)
Provision for warranty expense	6,243	8,172

Balance at end of period	$7,704	$9,012

21.  Supplemental Cash Flow Information

	Three fiscal quarters ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004

Supplemental disclosure of cash flows:
Income taxes paid, net	$19,164	$19,435
Interest paid	86	3,097
Non-cash transactions from acquisition of Inet:
Common stock issued	$247,543	$—
Stock options assumed	9,658	—
Restricted share rights assumed	321	—
Unearned stock-based compensation	(3,403)	—
Liabilities assumed	32,683	—
Non-cash assets acquired, net of deferred income taxes	(380,658)	—

Net cash paid	$(93,856)	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

          The markets that we serve are very diverse and include a cross-section of the technology industries.  Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector.  During fiscal years 2000 and 2001, we experienced considerable growth and profitability resulting from the overall growth in the technology markets and successful new product introductions.  However, we began to experience weakening demand in the latter part of fiscal year 2001 and subsequently experienced a dramatic decline in demand during fiscal year 2002.  During fiscal year 2002, product orders declined 38% from fiscal year 2001.  The technology markets continued to be depressed into fiscal year 2003.  During the latter part of fiscal year 2003, we began to experience the stabilization of certain markets.  Fiscal year 2004 saw a more broad-based recovery in the technology sector from the downturn of preceding years.  During fiscal year 2005, growth rates moderated as compared with the prior year, which management has partially attributed to excess demand in fiscal year 2004 resulting from customers deferring purchasing activity during the downturn years of 2001 to 2003, as well as the higher growth rates during fiscal year 2004 result in a higher basis for comparison to fiscal year 2005 results.

          During fiscal years 2002 and 2003, Tektronix engaged in a variety of efforts to reduce the cost structure to better align with the lower sales levels.  The related business realignment costs continued to be incurred into fiscal year 2004 and to a lesser extent into the current fiscal year as many of the actions identified took considerable time to execute.  In addition to incurring costs to realign our cost structure during fiscal year 2003 and 2004, we also incurred costs to restructure the operations of the Japan subsidiary acquired through acquisition of Sony/Tektronix Corporation and also recognized certain costs and credits directly associated with the integration of this subsidiary.  Business realignment costs incurred in the first three quarters of fiscal year 2005 largely related to previously planned actions in Europe.

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

          A component of our strategy includes focusing investments in certain product categories to expand our existing market positions.  Expansion in these certain product categories may come through internal growth or from acquisitions.  On September 30, 2004, we acquired Inet Technologies, Inc. (“Inet”), a company that engaged primarily in network monitoring.  The acquisition of Inet will further expand our network monitoring and diagnostics product offering.  The acquisition of Inet is described below in this Management’s Discussion and Analysis.

          For a discussion of risk factors affecting Tektronix, see the Risks and Uncertainties section below.

Acquisition of Inet Technologies, Inc.

          During the second quarter of fiscal year 2005, Tektronix acquired Inet, a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses.  Inet’s products address next-generation networks, including 2.5G and 3G mobile data and voice-over-packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks.  Inet had approximately 500 employees worldwide and had sales of $104 million for the year ended December 31, 2003.  Through the Inet acquisition, Tektronix gains significant expansion into network monitoring, which is a market that Tektronix had previously targeted for expansion.  Inet’s established network monitoring business, as well as its established customer base, is very complementary with our pre-acquisition mobile protocol test business.  When combined with our pre-existing mobile protocol test business, Tektronix is one of the largest global providers of these solutions.  We anticipate that the acquisition will help us accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next-generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS) and VoIP.  The product offerings of the acquired Inet business, along with our pre-existing mobile protocol test products, collectively comprise our network monitoring and diagnostics product offerings.

          Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix’ common stock.  Prior to the close of the transaction on September 30, 2004, Inet had 39.6 million shares of common stock outstanding.  The final exchange ratio used to determine the number of shares of Tektronix’ common stock issued was 0.192, which resulted in the issuance of 7.6 million shares of Tektronix’ common stock in the transaction.  The 7.6 million shares were valued at $32.55 per share, based on the 5-day period ended September 29, 2004, because that was the earliest date that the final exchange ratio could be determined.  The fair values of the stock options and restricted share rights assumed were determined by using the Black-Scholes option pricing model.  The cash consideration of $247.6 million, the value of Tektronix’ common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values.  Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, including a third party valuation of intangible items and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value.  The purchase price allocation is subject to further changes, including an analysis of the deductibility of transaction costs and resolution of ongoing tax audits for pre-acquisition periods.  The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, were as follows:

          The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,116
Unearned stock-based compensation	(3,403)
Liabilities assumed	32,683

Total purchase price	$539,479

          The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	17,565
Inventories	18,025
Other current assets	7,849
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	217,972
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(46,416)

Total assets acquired, net of deferred income taxes	$539,479

          The following table presents the details of the intangible assets purchased in the Inet acquisition as of February 26, 2005:

(In thousands)	(in years) Weighted Average Useful Life	Cost	Accumulated Amortization	Net

Developed technology	4.8	$87,004	$(7,707)	$79,297
Customer relationships	4.8	22,597	(2,008)	20,589
Covenants not to compete	4.0	1,200	(125)	1,075

		110,801	(9,840)	100,961
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(9,840)	$112,113

          Amortization expense for intangible assets purchased in the Inet acquisition was $5.9 million and $9.8 million for the third quarter and first three quarters of fiscal year 2005.  Amortization expense for intangible assets purchased in the Inet acquisition has been recorded in the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Cost of sales	$4,627	$—	$7,707	$—
Acquisition related costs (credits) and amortization, net	1,287	—	2,133	—

Total	$5,914	$—	$9,840	$—

          The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded in the Condensed Consolidated Statements of Operations as follows:

(In thousands)	Cost of sales	Acquisition related costs (credits) and amortization, net	Total for the fiscal year

Fiscal Year
2005	$12,330	$3,411	$15,741
2006	18,495	5,117	23,612
2007	18,495	5,117	23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,255	1,357	6,612

Total	$87,004	$23,797	$110,801

          The $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.”  This write-off was included in acquisition related costs on the Condensed Consolidated Statements of Operations.  The fair value of IPR&D was based on the net present value of estimated future cash flows.  Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market.  As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete.  The total estimated cost to complete these projects was approximately $0.8 million at the acquisition date.  As of February 26, 2005, the total estimated remaining cost for these substantially complete projects was not significant.

          The Condensed Consolidated Statements of Operations include the results of operations of Inet since September 30, 2004.  The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at June 1, 2003, the beginning of Tektronix’ fiscal year 2004.

	Fiscal quarter ended		Three fiscal quarters ended

(In thousands, except per share amounts)	Feb. 26, 2005	Feb. 28, 2004	Feb. 26, 2005	Feb. 28, 2004

Net sales	$256,332	$269,902	$810,305	$750,032
Net earnings from continuing operations	23,433	42,442	88,020	93,450
Earnings per share:
Continuing operations – basic	$0.26	$0.46	$0.98	$1.01
Continuing operations – diluted	$0.26	$0.45	$0.96	$0.99

          The write-off of IPR&D is excluded from the calculation of net earnings and earnings per share in the table shown above.

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

          Costs incurred during the current quarter primarily related to restructuring actions we planned in prior years which were executed in the current quarter.  Many of the restructuring actions planned take significant time to execute, particularly if they are being conducted in countries outside the United States.

          Business realignment costs of $0.4 million in the third quarter of fiscal year 2005 were primarily for severance and related costs for residual activity in Europe.  For the first three quarters of fiscal year 2005, business realignment costs of $2.7 million included severance and related costs of $1.7 million for 30 employees, $0.9 million for contractual obligations, and $0.2 million for accelerated depreciation of assets, offset by a $0.1 million credit from net accumulated currency translation gains.  Business realignment costs in the first three quarters of fiscal year 2005 largely related to residual activities for actions taken in Europe.  Expected future annual salary cost savings from actions taken in the first three quarters of fiscal year 2005 to reduce employee headcount is not significant.  At February 26, 2005, the remaining liabilities for employee severance and related benefits were maintained for 21 employees.

          Activity in the accrual for business realignment costs for the above described actions during the first three quarters of fiscal year 2005 was as follows:

(In thousands)	Balance May 29, 2004	Costs incurred and other adjustments	Cash payments	Non-cash adjustments	Balance Feb. 26, 2005

Fiscal Year 2005 Actions:
Employee severance and related benefits	$—	$1,934	$(1,404)	$—	$530
Asset impairments	—	289	—	(289)	—
Contractual obligations	—	525	(577)	217	165
Accumulated currency translation gain, net	—	(124)	—	124	—

Total	—	2,624	(1,981)	52	695

Fiscal Year 2004 Actions:
Employee severance and related benefits	5,335	(220)	(4,266)	—	849
Contractual obligations	409	379	(789)	1	—
Asset impairments	—	(107)	—	107	—

Total	5,744	52	(5,055)	108	849

Fiscal Year 2003 Actions:
Employee severance and related benefits	294	(20)	(271)	—	3
Contractual obligations	1,240	—	(331)	85	994

Total	1,534	(20)	(602)	85	997

Fiscal Year 2002 Actions:
Employee severance and related benefits	152	9	(161)	—	—
Contractual obligations	54	—	(24)	—	30

Total	206	9	(185)	—	30

Total of all actions	$7,484	$2,665	$(7,823)	$245	$2,571

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

          The majority of the contracts for our network monitoring solution products, which were acquired in the Inet acquisition, contain multiple billing milestones, such as contract award, shipment, installation, ready for acceptance and acceptance, not all of which are associated with revenue recognition.  Except as otherwise discussed below, revenues from these products and license fees are recognized in the period that we have completed all hardware manufacturing and/or software development to contractual specifications, factory testing has been completed, the product has been shipped to the customer, the fee is fixed and determinable and collection of the fee is considered probable.  Revenues from arrangements that include significant acceptance terms and/or provisions are recognized when acceptance has occurred.

          Contracts for our network monitoring solution products often involve multiple deliverables.  We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE.  VSOE for each element of the contract is based on the price for which we sell the element on a stand-alone basis.  Elements of the contracts include product support services, which include the correction of software problems, hardware replacement, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available.  Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service periods.  Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE.  If we determine that we do not have VSOE on an undelivered element of an arrangement, we will not recognize revenue until all elements of the arrangement are delivered.  This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.

          Revenue earned from service is recognized ratably over the contractual periods or as the services are performed.  Shipping and handling costs are recorded as Cost of sales on the Condensed Consolidated Statements of Operations.  Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as Deferred revenue on the Condensed Consolidated Balance Sheets.

     Contingencies

          Tektronix is subject to claims and litigation concerning intellectual property, environmental and employment issues, and settlement of contingencies related to prior dispositions of assets.  Accruals have been established based upon management’s best estimate of the ultimate outcome of these matters.  We review the status of any claims, litigation and other contingencies on a regular basis, and adjustments are made as additional information becomes available.  As of February 26, 2005, $13.0 million of contingencies were recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printing and Imaging Division (“CPID”) described below, $3.0 million for environmental exposures and $5.0 million for other contingent liabilities.  It is reasonably possible that our estimates of contingencies could change in the near term and that such changes could be material to the consolidated financial statements.

          At the time of the sale of CPID on January 1, 2000, we deferred the recognition of $60.0 million of gain on the sale and recorded contingencies of $60.0 million.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” our policy is to defer recognition of a gain where we believe contingencies exist which may result in that gain being recognized prior to realization.  We analyze the amount of deferred gain in relation to outstanding contingencies and recognize additional gain when objective evidence indicates that such contingencies are believed to be resolved.  The $60.0 million of contingencies represents the deferral of a portion of the gain on sale that we believed was not realizable due to certain contingencies contained in the final sale agreement.  Of the original $60.0 million of contingencies, $22.6 million has been utilized to settle claims and $32.4 million was recognized in subsequent periods, including $5.4 million in the third quarter of fiscal year 2005.

          As of February 26, 2005 and May 29, 2004, the balance of the contingencies related to the CPID disposition was $5.0 million and $10.4 million, respectively.  The remaining portion may take several years to resolve.  We continue to monitor the status of the CPID related contingencies based on information received.

          Included in contingent liabilities is $3.0 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus.  The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations.  Costs for tank removal and cleanup were incurred in fiscal year 2001.  Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.  Our best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million.  We believe that the recorded liability represents the low end of the range.  These costs are expected to be incurred over the next several years.  If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from this estimate.  A preliminary risk investigation and feasibility study are expected to be completed in the second quarter of fiscal year 2006 which may have a significant impact on management’s estimate.

          The remaining $5.0 million of contingency accruals include amounts related to intellectual property and employment issues, as well as contingencies related to dispositions of assets other than CPID.  If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from the above described estimates of contingencies.

     Goodwill and Intangible Assets

          Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”  Accordingly, we do not amortize goodwill and intangible assets with indefinite useful lives from acquisitions, but we amortize other acquisition-related intangibles with definite useful lives.  As of February 26, 2005, the balance of goodwill, net was $302.1 million, which is recorded on the Condensed Consolidated Balance Sheets.

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

          As of February 26, 2005, we had $114.6 million of non-goodwill intangible assets recorded in Other long-term assets on the Condensed Consolidated Balance Sheets, which includes intangible assets from the acquisition of Inet, patents and licenses for certain technology.  For intangible assets with definite useful lives that are not software-related, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges to impair these assets.  The impairment would be based on the estimated discounted cash flow associated with each asset.  Impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.  For software-related intangible assets with definite useful lives, we amortize the cost over the estimated economic life of the software product and assess impairment in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.”  At each balance sheet date, the unamortized cost of the software-related intangible asset is compared to its net realizable value.  The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support.  The excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss.   For intangible assets with indefinite useful lives, we review these annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired in accordance with SFAS No. 142.  The impairment test for these assets is a comparison of the fair value of the intangible asset with its carrying value.  Any excess of carrying value over fair value will be recognized as an impairment loss.

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

          Discount rate assumptions are used to measure pension obligations for the recognition of a net pension liability on the balance sheet and the service cost and interest cost components of net periodic pension cost.  We estimate discount rates to reflect the rates at which the pension benefits could be effectively settled.  In making those estimates, we evaluate rates of return on high-quality fixed-income investments currently available and expected to be available during the settlement of future pension benefits.  The weighted average of discount rates used in determining our pension obligation as of May 29, 2004, our most recent fiscal year end, was 6.1%.

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

          We will continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and will make adjustments to the assumptions as appropriate.  Net pension expense was $1.5 million and $4.3 million, respectively, in the third quarter and first three quarters of fiscal year 2005, which included the effect of the recognition of service cost, interest cost, the assumed return on plan assets and amortization of a portion of the unrecognized loss noted above.  Net pension expense was allocated to Cost of sales, Research and development and Selling, general and administrative expenses in the Condensed Consolidated Statements of Operations.

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

     Income Taxes

          We are subject to taxation from federal, state and international jurisdictions.  Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time.  The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published.  We maintain reserves for estimated tax exposures in jurisdictions of operation.  These tax jurisdictions include federal, state and various international tax jurisdictions.  Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing.  Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause our management to believe a revision of past estimates is appropriate.  Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.  The liabilities are frequently reviewed for their adequacy and appropriateness.  As of February 26, 2005, we were subject to income tax audits for fiscal years 2001, 2002 and 2003.  The liabilities associated with these years will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur.  To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense in the Consolidated Statements of Operations in the period of the event.

          Judgment is also applied in determining whether deferred tax assets will be realized in full or in part.  When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable.  As of February 26, 2005, we maintained a valuation allowance against certain deferred tax assets, primarily foreign tax credit carryforwards.  We have not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets.  Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period.  We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

RESULTS OF OPERATIONS

	Fiscal quarter ended			Three fiscal quarters ended

(In millions, except per share amounts)	Feb. 26, 2005	Feb. 28, 2004	% Change	Feb. 26, 2005	Feb. 28, 2004	% Change

Product orders	$241.1	$213.2	13%	$680.3	$647.0	5%
Net sales	256.3	243.5	5%	773.6	662.9	17%
Cost of sales	102.9	102.3	1%	311.4	290.8	7%

Gross profit	153.4	141.2	9%	462.2	372.1	24%

Gross margin	59.8%	58.0%		59.7%	56.1%
Research and development expenses	43.4	32.8	32%	118.8	93.3	27%
Selling, general and administrative expenses	78.7	69.5	13%	220.1	200.4	10%
Acquisition related costs (credits) and amortization, net	2.6	(18.0)	>(100)%	38.3	(52.4)	>(100)%
Business realignment costs	0.4	3.7	(90)%	2.7	20.0	(87)%
Loss (gain) on disposition of assets, net	0.8	0.7	2%	(1.1)	0.7	>(100)%

Operating income	27.5	52.5	(48)%	83.4	110.1	(24)%
Interest income	3.8	5.1	(26)%	13.1	16.2	(19)%
Interest expense	(0.1)	(0.2)	(43)%	(0.5)	(1.9)	(73)%
Other non-operating income (expense), net	1.4	7.2	(80)%	(1.9)	6.7	>(100)%

Earnings before taxes	32.6	64.6	(49)%	94.1	131.1	(28)%
Income tax expense	9.2	20.7	(55)%	36.8	39.3	(6)%

Net earnings from continuing operations	23.4	43.9	(47)%	57.3	91.8	(38)%
Gain (loss) from discontinued operations, net of income taxes	3.4	(0.3)	>(100)%	3.1	(1.8)	>(100)%

Net earnings	$26.8	$43.6	(39)%	$60.4	$90.0	(33)%

Earnings (loss) per share:
Continuing operations – basic	$0.26	$0.52	(50)%	$0.66	$1.08	(39)%
Continuing operations – diluted	$0.26	$0.50	(48)%	$0.65	$1.06	(39)%
Discontinued operations – basic and diluted	$0.04	$—	—	$0.04	$(0.02)	>(100)%
Net earnings – basic	$0.30	$0.51	(41)%	$0.70	$1.06	(34)%
Net earnings – diluted	$0.30	$0.50	(40)%	$0.68	$1.04	(35)%

Third Quarter and First Three Quarters of Fiscal Year 2005 Compared to the Third Quarter and First Three Quarters of Fiscal Year 2004

     Economic Conditions

          As discussed in our most recent Annual Report on Form-10K, we experienced a severe economic downturn that negatively affected our results in fiscal years 2002 and 2003.  We began to experience the stabilization of certain markets that began at the end of fiscal year 2003, which continued into fiscal year 2004.  During fiscal year 2004, we continued to experience a phased recovery of our end markets, with growth across all regions and most product lines throughout the fiscal year.  We continued to see growth in demand broadly across the business during the first three quarters of fiscal year 2005.  From a regional standpoint, we saw the strongest demand for our products in Japan and the Pacific.  There can be no assurance that our underlying end markets will continue to improve or that the increased levels of business activity will continue as a trend into the future.

          In response to the reduced level of orders and associated sales in fiscal year 2002 and 2003, we incurred significant business realignment costs.  We continued to incur business realignment costs during fiscal year 2004 to further reduce Tektronix’ cost structure in order to provide an amount of operating income that we believed was appropriate at the current sales levels.  In addition to incurring costs to realign Tektronix’ cost structure during fiscal year 2003 and 2004, we also incurred costs to restructure the operations of the Japan subsidiary acquired through the acquisition of Sony/Tektronix Corporation and also recognized certain costs and credits directly associated with the integration of this subsidiary.  Many of the costs incurred during fiscal year 2004 and the first three quarters of fiscal year 2005 were associated with actions that were identified during prior fiscal years, but for which sufficient action had not yet been taken to support the recognition of the associated expense.  Many of the business realignment actions that we identified take significant time to execute, particularly if they are being conducted in countries outside the United States.

     Acquisition of Inet Technologies, Inc.

          We completed the acquisition of Inet on September 30, 2004.  Accordingly, the results of operations for the first three quarters of fiscal year 2005 include five months of activity from this business.  As there was no Inet related activity in the prior year comparative periods, an understanding of the impact from the acquisition of Inet is an important component to understand the current year results of operations.  In our description of the results of operations that follow, we have quantified the impact of the Inet acquisition where meaningful.

     Discontinuation of Rohde and Schwarz Distribution Agreement

          On March 18, 2004, we announced the discontinuation of an existing distribution agreement with Rohde and Schwarz (“R&S”), under which Tektronix served as the exclusive distributor for R&S’ communication test products in the United States and Canada.  The discontinuation of this distribution agreement was effective June 1, 2004.  Tektronix had served in this distribution role for R&S since October 1993.  As we had anticipated, substantially all product backlog related to R&S distributed product at the end of fiscal year 2004 was shipped and recognized as revenue during the first quarter of fiscal year 2005.  Accordingly, we have not derived significant revenue from the shipment of R&S products in quarters after the first quarter of fiscal year 2005.  During the third quarter of fiscal years 2005 and 2004, we generated net sales of $0.1 million and $25.0 million, respectively, from R&S distributed products.  During the first three quarters of fiscal years 2005 and 2004, we generated net sales of $23.0 million and $58.5 million, respectively, from R&S distributed products.  As Tektronix was a distributor of these products, the corresponding sales generated lower gross margins compared to sales of products manufactured by Tektronix.  During the third quarter of fiscal year 2005, gross margins on these distribution sales were not significant due to nominal net sales compared to 21.2% in the same quarter last year.  During the first three quarters of fiscal year 2005 and 2004, gross margins on these distribution sales were 27.3% and 22.3%, respectively.

     Product Orders

          The following table is presented to quantify the impact on product orders from the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal quarter ended			Three fiscal quarters ended

(In millions)	Feb. 26, 2005	Feb. 28, 2004	% Change	Feb. 26, 2005	Feb. 28, 2004	% Change

Consolidated product orders:
Tektronix products	$207.9	$191.7	8%	$626.1	$586.7	7%
Inet products	33.1	—	>100%	54.0	—	>100%
R&S distributed products	0.1	21.5	(100)%	0.2	60.3	(100)%

Total product orders	$241.1	$213.2	13%	$680.3	$647.0	5%

          Product orders consist of cancelable commitments to sell currently produced products to customers with deliveries scheduled generally within six months of being recorded.  During the third quarter of fiscal year 2005, product orders increased by $27.9 million, or 13%, from the same quarter last year.  Product orders during the first three quarters of fiscal year 2005 increased by $33.3 million, or 5%, from the same period last year.

          During the third quarter of fiscal year 2005, the increase in product orders was attributable to the net effect of additional orders of $33.1 million from the acquisition of Inet, offset by a decrease in orders from the discontinuation of the R&S distribution agreement, and growth in our other product categories, primarily driven by growth in our general purpose instruments products.  Growth in general purpose instruments products was primarily attributable to good acceptance of new products, particularly our oscilloscope and logic analyzer products, and growth in the underlying markets.  In addition, product orders were favorably impacted by the weaker US Dollar, which resulted in approximately $5.0 million of product order growth over the prior year comparable period.

          The $33.3 million increase in product orders during the first three quarters of fiscal year 2005 as compared with the first three quarters of fiscal year 2004 was the net effect of $54.0 million of orders resulting from the Inet acquisition and $39.4 million increase in our other Tektronix products, partially offset by a $60.1 million decrease resulting from the discontinuation of the R&S distribution agreement.  The 7% growth in Tektronix produced products before considering Inet was primarily attributable to growth in our general instruments products, primarily oscilloscopes and logic analyzers, and growth in the underlying markets.  The weaker US Dollar favorably impacted product orders for the first three quarters of fiscal year 2005 by $14.8 million as compared with the prior year comparable period.

          As noted above, growth in the underlying technology markets contributed to our product order growth during the current quarter and also fiscal year-to-date.  This growth in underlying technology markets is attributable to a variety of factors including regional economic growth.  Regional growth in product orders is discussed below.  Our product order growth rates have declined from prior year periods, primarily due to excess demand in the prior year associated with economic recovery from the downturn in fiscal years 2002 and 2003.

          The following table presents product orders by region and product orders excluding the impact of the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal quarter ended			Three fiscal quarters ended

(In millions)	Feb. 26, 2005	Feb. 28, 2004	% Change	Feb. 26, 2005	Feb. 28, 2004	% Change

The Americas:
United States	$74.2	$73.0	2%	$223.5	$255.9	(13)%
Other Americas	11.0	8.4	31%	22.4	21.9	2%
Europe	66.6	51.0	31%	166.3	138.5	20%
Pacific	43.8	37.8	16%	137.7	119.3	15%
Japan	45.5	43.0	6%	130.4	111.4	17%

Total product orders	$241.1	$213.2	13%	$680.3	$647.0	5%

Product orders, excluding Inet and R&S	$207.9	$191.7	8%	$626.1	$586.7	7%

          Geographically, product orders increased by 19% internationally, and increased by 2% in the United States for the third quarter of fiscal year 2005 as compared with the same quarter last year.  During the first three quarters of fiscal year 2005, product orders increased by 17% internationally, but decreased by 13% in the United States.  As discussed below, the primary factor creating this large difference in the United States versus international growth was the discontinuation of the R&S distribution agreement, under which we distributed the R&S products in North America, primarily in the United States.

          We experienced growth in all regions including the Americas, Europe, Pacific and Japan during the third quarter and in Europe, Pacific, Japan and Other Americas for the first three quarters of fiscal year 2005.  Growth in Europe was primarily attributable to the acquisition of Inet, which has significant large customers in that region.  In addition, Europe was favorably impacted by fluctuations in the foreign exchange rate of the Euro against the US Dollar.  Growth in Japan was favorably impacted by the continued economic recovery in that region as well as strong acceptance of new products.  Japan was also favorably impacted by fluctuations in the foreign exchange rate of the Japanese Yen against the US Dollar.  Growth in the Pacific region was primarily associated with the continued economic recovery in certain countries and the continued economic expansion in China.

          The increase in product orders in the United States for the current quarter was primarily attributable to the acquisition of Inet.  The decline in R&S orders was almost entirely in the United States.  Excluding the impact associated with discontinuing the R&S distribution agreement and the Inet acquisition, product orders in  the United States increased 27% and 3%, for the third quarter and first three quarters of fiscal year 2005, respectively.  The increase in the United States during the third quarter was attributable to growth in the underlying technology markets and good acceptance of new products.  The lower growth rate for the first three quarters of the current fiscal year was attributable to the high order growth level in the prior year that was associated with economic recovery in the United States that resulted in some excess demand from some customers deferring capital purchases during the extreme downturn of 2002 and 2003.  In addition, we experienced certain large order activity in the first half of the prior year which did not, and was not expected to, repeat in the current year.

     Net Sales

          The following table is presented to quantify the impact on net sales from the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal quarter ended			Three fiscal quarters ended

(In millions)	Feb. 26, 2005	Feb. 28, 2004	% Change	Feb. 26, 2005	Feb. 28, 2004	% Change

Consolidated net sales:
Tektronix other sales	$228.3	$218.5	4%	$702.0	$604.4	16%
Inet sales	27.9	—	>100%	48.6	—	>100%
R&S distributed products sales	0.1	25.0	(100)%	23.0	58.5	(61)%

Total net sales	$256.3	$243.5	5%	$773.6	$662.9	17%

          Net sales during the third quarter of fiscal year 2005 increased by $12.8 million, or 5%, over the same period last year.  Net sales for the first three quarters of fiscal year 2005 increased $110.7 million, or 17%, over the same period last year.  The overall increase in net sales for both the third quarter and first three quarters of fiscal year 2005 reflects a combination of factors including the addition of Inet sales of $27.9 million during the current quarter and backlog reductions in the third quarter and first three quarters of the current fiscal year.  As we increase or decrease the level of product backlog within any given fiscal period, the direct correlation between product orders and product sales may vary.  These factors that increased net sales were partially offset by a reduction in sales due to the discontinuation of the R&S distribution agreement.

          Tektronix other sales, which exclude net sales associated with Inet or R&S distributed products, for the current quarter increased $9.8 million, or 4%, from the prior year comparable period.  This increase in net sales was primarily attributable to the increase in the related product orders discussed above.  The relationship between product orders and net sales was affected by the change in product backlog during the reporting period.  Excluding backlog associated with Inet or R&S distributed products, in the current quarter, we reduced product backlog by $2.8 million.  In the prior year third quarter, product backlog, excluding backlog associated with R&S distributed products, was reduced by $14.7 million.  As the reduction in backlog was lower in the current year third quarter as compared with the prior year third quarter, the year over year growth in the net sales was lower than the related growth in the product orders.

          Tektronix other sales, which exclude net sales associated with Inet or R&S distributed products, during the first three quarters of fiscal year 2005 increased $97.6 million, or 16% from the prior year comparable period.  This increase in the net sales was attributable to the increase in product orders discussed above and reduction in product backlog during the relevant period.  As noted above, the related product orders increased 7% from the prior year.  The increase in net sales of 16% was greater than the increase in related product orders due to the fact that we reduced our product backlog in the first three quarters of the current fiscal year, where in the prior year product backlog increased during this time period.  Excluding backlog associated with Inet or R&S distributed products, backlog was reduced by $20.9 million in the first three quarters of the current fiscal year as compared with an increase of $23.5 million in the prior year comparable period.

          In addition to product sales, net sales also include service revenues and sales from Maxtek, our wholly-owned components manufacturing subsidiary that produces components for third party customers as well as for Tektronix.  As we increase or decrease the level of product backlog within any given fiscal period, the direct correlation between product orders and product sales may vary.

          The following table presents net sales by region and net sales excluding the impact of the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal quarter ended			Three fiscal quarters ended

(In millions)	Feb. 26, 2005	Feb. 28, 2004	% Change	Feb. 26, 2005	Feb. 28, 2004	% Change

The Americas:
United States	$86.2	$94.2	(8)%	$296.1	$273.6	8%
Other Americas	6.5	7.4	(12)%	22.2	20.0	11%
Europe	72.3	60.5	19%	176.3	140.7	25%
Pacific	51.1	43.8	17%	152.0	123.7	23%
Japan	40.2	37.6	7%	127.0	104.9	21%

Total net sales	$256.3	$243.5	5%	$773.6	$662.9	17%

Net sales, excluding Inet and R&S	$228.3	$218.5	4%	$702.0	$604.4	16%

          Net sales in the United States decreased by 8% in the third quarter of fiscal year 2005 as compared with the comparable prior year period, while international net sales increased by 14%.  During the first three quarters of fiscal year 2005, net sales in the United States increased by 8% as compared with the first three quarters of the prior year, while international net sales increased by 23%.  The decline in net sales in the United States in the third quarter of fiscal year 2005 was primarily attributable to the discontinuation of the R&S distribution agreement.  For the first three quarters of fiscal year 2005, net sales in the United States included the shipment of substantially all backlog related to R&S distributed product.  The increase in international net sales was generally associated with the geographical mix of orders received, reflecting the increased order demand in Japan and the Pacific region, discontinuation of the R&S distribution agreement, and international sales from the Inet acquisition beginning in the second quarter of fiscal year 2005.

     Gross Profit and Gross Margin

          Gross profit for the third quarter of fiscal year 2005 was $153.4 million, an increase of $12.2 million or 9%, from gross profit of $141.2 million for the same quarter last year.  For the first three quarters of fiscal year 2005, gross profit was $462.2 million, an increase of $90.1 million, or 24%, from gross profit of $372.1 million for the same period last year.  The increase in gross profit was attributable to the increase in sales volume described above during the current fiscal year as well as the increase in gross margin on those sales.

          Gross margin is the measure of gross profit as a percentage of net sales.  Gross margin for the third quarter of fiscal year 2005 was 59.8%, an increase of 1.8 points over gross margin of 58.0% in the same quarter last year.  Gross margin for the first three quarters of fiscal year 2005 was 59.7%, an increase of 3.6 points over gross margin of 56.1% in the same period last year.  Gross margin is typically affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments and other costs such as warranty repair and sustaining engineering.

          The improvement in gross margin during both the third quarter of the current year and the first three quarters of the current fiscal year was primarily attributable to favorable mix resulting from the shipment of higher margin products.  Our favorable mix has primarily resulted from two factors.  First, the discontinuation of the R&S distribution agreement has favorably impacted gross margin.  As we were the distributor of those products, the associated gross margin was lower than margins we typically experience for Tektronix manufactured product.  Second, we continue to introduce new products that have been well received in the market.  Typically, new products tend to yield higher gross margins, and we have experienced this on our recently introduced new oscilloscope products.  In addition to sales volumes and favorable mix, the positive impact of our explicit program to increase gross margin, whereby we reviewed all cost drivers within gross margin and created a focused effort on reducing these costs where appropriate also contributed to the year over year increase.

          The improvements in gross margin in the third quarter of fiscal year 2005 were partially offset by $4.6 million from amortization of acquisition related intangible assets resulting from the acquisition of Inet.  During the first three quarters of fiscal year 2005, the improvements in gross margin were partially offset by the amortization of acquisition related intangible assets of $7.7 million resulting from the Inet acquisition.  For additional information on the amortization of acquisition related intangible assets see the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis.

          During the third quarter of fiscal year 2005, gross margin on R&S distribution sales was not significant due to nominal net sales as compared with gross margin of 21.2% on these products in the prior year third quarter.  During the first three quarters of fiscal year 2005 and 2004, gross margins on R&S distribution sales were 27.3% and 22.3%, respectively.

     Operating Expenses

          In the current fiscal period, operating expenses included research and development expenses, selling, general and administrative expenses, business realignment costs, acquisition related costs, amortization of acquisition related items and gains and losses from the sale of fixed assets.  Each of these categories of operating expenses is discussed further below.  It should be noted that although a portion of operating expenses is variable and therefore will fluctuate with operating levels, many costs are fixed in nature and are therefore subject to increase due to inflation and annual labor cost increases.  Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat or declining.  Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to our fixed cost structure.

          Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools.  Such costs include labor and employee benefits, contract services, materials, equipment and facilities.  R&D expenses increased $10.6 million, or 32%, during the third quarter of fiscal year 2005 as compared with the same quarter last year, and increased by $25.5 million, or 27% during the first three quarters of fiscal year 2005 as compared with the same period last year.  Approximately $8.0 million of the increase in the current quarter was due to the inclusion of R&D expenses from the Inet acquisition.  The remaining increase in the current quarter and first three quarters of the current fiscal year was primarily attributable to increased spending on new product development.  We continuously invest in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process.  During the current quarter and first three quarters of the current fiscal year we incurred higher expenses associated with engineering materials as a result of the current projects’ stages of development.  As Tektronix was a distributor of R&S products, there was no R&D expense associated with the sale of those products.

          Selling, general and administrative (“SG&A”) expenses increased $9.2 million, or 13% in the current quarter as compared with the same quarter last year, and increased by $19.7 million, or 10% during the first three quarters of fiscal year 2005 as compared with the same period last year.   The increase in SG&A expense associated with the acquisition of Inet was $7.7 million and $12.0 million for the current quarter and first three quarters of the current fiscal year, respectively.

          The increase in SG&A not resulting from the Inet acquisition during the current quarter of $1.5 million was largely attributable to increased spending on our project to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002 and less significant increases in other general spending categories including travel.  During the current quarter, labor related expense was approximately consistent with the prior year comparable period, the net effect of annual salary increases offset by lower variable incentive expense in the current quarter.

          The increase in SG&A not resulting from the Inet acquisition of $7.7 million during the first three quarters of the current fiscal year as compared with the prior year comparable period is primarily due to higher labor related spending in the first half of the current fiscal year and expenses in the current quarter associated with our project to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002.  In addition, the timing of program execution has an impact on the ultimate level of SG&A expense.

          Acquisition related costs (credits) and amortization, net are incurred as a direct result of the integration of significant acquisitions.  The acquisition related costs of $2.6 million for the third quarter of fiscal year 2005 primarily relate to the acquisition of Inet.  These costs included $1.3 million for amortization of intangible assets and $0.3 million for amortization of unearned stock-based compensation, which represent amortization of items in the purchase price and the allocation of the purchase price discussed in the Acquisition of Inet Technologies, Inc. section above in this Management’s

Discussion and Analysis.  Also included in the current quarter are transition expenses of $0.5 million, which represent incremental expenses to integrate the operations of Inet, and $0.5 million related to our acquisition of Sony/Tektronix in fiscal year 2003 mostly to accrue for voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with Tektronix through August 2005 while we complete our plan to transition manufacturing operations to other locations.  Accordingly, Tektronix will recognize a liability for retention bonuses for 48 employees totaling $3.7 million that is being accrued ratably over 18 months through August 2005.  In the third quarter of the prior fiscal year, the net acquisition related credit of $18.0 million was largely attributable to a net gain of $19.3 million on properties in Japan, primarily from the sale of the Japan headquarters building.

          During the first three quarters of fiscal year 2005, acquisition related costs of $38.3 million primarily related to the acquisition of Inet.  The largest item of these costs was the $32.2 million write-off of IPR&D in the second quarter.  Other significant costs included $2.1 million for amortization of intangible assets and transition expenses of $1.5 million, which represented incremental expenses to integrate the operations of Inet, and $1.9 million related to our acquisition of Sony/Tektronix in fiscal year 2003 mostly to accrue for voluntary retention bonuses to certain employees in Gotemba, Japan.  During the first three quarters of the prior fiscal year, the net acquisition related credit of $52.3 million was largely attributable to a $36.7 million gain on pension restructuring which resulted from the substantial settlement of the defined benefit pension plans in Japan and a net gain of $19.3 million for properties held in Japan, primarily from the sale of the Japan headquarters building.

          Business realignments costs represent actions to realign our cost structure in response to dramatic changes in operating levels or a significant acquisition or divestiture.  These costs primarily comprise severance costs for reductions in employee headcount and costs associated with the closure of facilities and subsidiaries.  In recent years, business realignment costs have primarily been associated with the realignment of our cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with the acquisition of Sony/Tektronix.  In many cases, and especially in foreign countries, these actions may take significant time to execute.  Accordingly, we have continued to experience business realignment costs in fiscal year 2005 for actions planned in response to the reductions in operating levels experienced in previous fiscal years.  During the third quarter of fiscal year 2005 we incurred business realignment costs of $0.4 million, a reduction from expense of $3.7 million in the same quarter last year.  During the first three quarters of fiscal year 2005 we incurred business realignment costs of $2.7 million, a reduction from expense of $20.0 million in the same period last year.  The reduction from the prior year is the result of the previously planned actions being executed and recognized with fewer additional actions needing to be planned as business levels stabilized.  For a full description of the components of business realignment costs please refer to the Business Realignment Costs section above in this Management’s Discussion and Analysis.

          The net gain on disposition of assets for the first three quarters of fiscal year 2005 was primarily due to the sale of property located in Nevada City, California in the first quarter.  Net proceeds of $9.9 million were received from the sale of the Nevada City assets with a carrying value of $7.7 million, resulting in a gain on sale of $2.2 million.  This gain was partially offset by losses and impairments incurred in the ordinary course of business.

     Non-Operating Income / Expense

          Interest income during the third quarter and first three quarters of fiscal year 2005 decreased $1.3 million and $3.1 million, respectively, as compared with the same period last year.  The decrease in interest income was due to a lower average balance of invested cash as well as lower yields on invested cash.  For a discussion of the sources and uses of cash, please see the “Financial Condition, Liquidity and Capital Resources” section below in this Management’s Discussion and Analysis.

          Interest expense during the third quarter and first three quarters of fiscal year 2005 decreased $0.1 million and $1.4 million, respectively, as compared with the prior year comparable period.  The decrease in interest expense for the first three quarters of fiscal year 2005 was largely due to the retirement of $56.3 million of outstanding bond debt in the first quarter of fiscal year 2004 and repayment of the outstanding principal balance in full on the TIBOR+1.75% debt facility during the third and fourth quarters of fiscal year 2004.

          Other non-operating income, net, of $1.4 million during the third quarter of fiscal year 2005, was largely attributable to a gain on sale of certain equity securities and the resolution of non-operating contingencies, partially offset by foreign currency losses.  Other non-operating income, net, of $7.2 million in the same quarter last year was largely due to a gain of $7.3 million from the sale of Merix Corporation common stock.  Other non-operating expense, net, of $1.9 million for the first three quarters of fiscal year 2005, was largely due to legal expenses for litigation not related to our current operations and the impairment of a non-operating asset during the first half of the fiscal year, partially offset by the net credits in the third quarter describe above.  Other non-operating income, net, of $6.7 million in the same period last year was largely due to the gain from sale of Merix Corporation common stock.

     Income Taxes

          Income tax expense for the third quarter and first three quarters of fiscal year 2005 was $9.2 million and $36.8 million, respectively.  Income tax expense for the first three quarters of fiscal year 2005 does not include a tax benefit from the $32.2 million write-off of IPR&D from the Inet acquisition.  In addition, the impact of purchase accounting adjustments from the Inet acquisition, such as the amortization of acquisition related items and non-cash expense for the inventory step up to fair value, were tax effected at the statutory rate.  The effective tax rates on earnings before taxes from continuing operations for the third quarter and the first three quarters of fiscal year 2005 were 28% and 39%, respectively.  Excluding the impact of the write-off of IPR&D and purchase accounting adjustments, the effective tax rate for the current quarter and first three quarters of the current fiscal year was 30%, which was also the effective tax rate for the prior fiscal year.  The third quarter of the prior fiscal year included a catch-up adjustment to increase the year-to-date effective tax rate from 28% to 30%.

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

     Discontinued Operations

          The net gain from discontinued operations during the third quarter and the first three quarters of fiscal year 2005 primarily resulted from the resolution of certain contingencies associated with sale of our Color Printing and Imaging Division which is described under “Contingencies” in the Critical Accounting Estimates section.

          During the first quarter of fiscal year 2004, we sold the operations of Gage Applied Sciences (“Gage”) to a third party.  We recorded an after-tax loss of $0.8 million during the first quarter of fiscal year 2004 to reflect adjustments to the previously estimated after-tax loss of $2.2 million on the disposition of this discontinued operation which was initially recorded during the fourth quarter of fiscal year 2003 to write-down the net assets of Gage, primarily for goodwill, to net realizable value less estimated selling costs.  Losses in the third quarter of fiscal year 2005 and 2004 included additional settlement expenses arising after the sale of the business.

          Discontinued operations in the third quarter and first three quarters of the current fiscal year also included additional losses from the sale of the optical parametric test business and VideoTele.com due to settlement of additional costs arising after the sale of these businesses in fiscal year 2003.

     Net Earnings

          For the third quarter of fiscal year 2005, we recognized consolidated net earnings of $26.8 million, a decrease of $16.8 million from net earnings of $43.6 million for the prior year third quarter.  For the first three quarters of fiscal year 2005, we recognized consolidated net earnings of $60.4 million, a decrease of $29.6 million from net earnings of $90.0 million for the first three quarters of the prior year.  These decreases were largely due to the impact of the Inet acquisition, which included the write-off of IPR&D and amortization of acquisition related items.  In addition, the impacts of the significant increases in sales and gross profit in the current quarter and first three quarters of the current fiscal year were significantly offset by the prior year net gain from the Japan pension settlement in the second quarter and the net gain from the sale of Japan properties recognized in the third quarter.

     Earnings Per Share

          The decrease in earnings per share is a result of the decreased net earnings discussed above, and to a lesser extent, increased weighted average shares outstanding in the current year as a result of shares issued in the Inet acquisition, which was partially offset by shares repurchased by Tektronix in the open market.

Financial Condition, Liquidity and Capital Resources

Sources and Uses of Cash

Cash Flows.  The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	Three fiscal quarters ended

(In thousands)	Feb. 26, 2005	Feb. 28, 2004

Cash provided by (used in):
Operating activities	$50,130	$60,336
Investing activities	57,036	27,922
Financing activities	(109,020)	(122,656)

Operating Activities.  Cash provided by operating activities of $50.1 million for the first three quarters of fiscal year 2005 decreased by $10.2 million as compared with the same period last year.  The impact of higher net sales and gross profit in the first three quarters of fiscal year 2005 were offset by higher cash payments in the first quarter of $46.5 million for a cash contribution to the U.S. Cash Balance pension plan and $29.8 million for annual incentive compensation payments accrued during fiscal year 2004, as compared with payments in the first quarter last year of $30.0 million for a cash contribution to the U.S. Cash Balance pension plan and $5.8 million for annual incentive compensation payments accrued during fiscal year 2003.  Other adjustments to reconcile net earnings to net cash provided by operating activities in the current year such as the write-off of IPR&D and amortization of acquisition related items are presented in the Condensed Consolidated Statements of Cash Flows.

          As noted above, we made a cash contribution of $46.5 million to the U.S. Cash Balance pension plan in the first quarter of fiscal year 2005.  This funding reduced Other long-term liabilities on the Condensed Consolidated Balance Sheets.  Depending on the future market performance of the pension plan assets, we may make additional large cash contributions to the plan in the future.

Investing Activities.  Cash provided by investing activities of $57.0 million for the first three quarters of fiscal year 2005 increased by $29.1 million as compared with the same period last year.  The increase in net cash inflow provided by investing activities was largely attributable to net sales of marketable investments.  The reduced investment in these securities was a result of cash needed to fund the $93.9 million net cash portion of the Inet acquisition in the third quarter of fiscal year 2005 and the contribution to the U.S. Cash Balance pension plan in the first quarter as discussed above.  We spent $21.1 million for capital expenditures and realized $19.8 million of proceeds on sales of fixed assets in the first three quarters of the current fiscal year.  Sales of fixed assets in the first three quarters of fiscal year 2005 included proceeds of $9.9 million from the sale of the Nevada City, California property in the first quarter, and proceeds of $8.8 million from the sale of property in Gotemba, Japan in the third quarter.  During the third quarter of fiscal year 2005, Tektronix sold 1.0 million shares of common stock of Tut System, Inc.  Net proceeds from the sale were $3.3 million, which resulted in a net realized gain of $2.1 million.

Financing Activities.  Cash used in financing activities of $109.0 million for the first three quarters of fiscal year 2005 decreased by $13.6 million as compared with the same period last year.  During the first three quarters of fiscal year 2005, we paid $114.8 million to repurchase 3.9 million shares of Tektronix’ common stock at an average price of $29.24 per share, compared with $33.9 million in the same period last year.  We paid dividends of $14.1 million to shareholders in the first three quarters of fiscal year 2005, compared with $6.8 million in the same period last year.  Beginning with the second quarter of fiscal year 2005 we increased the cash dividend per share by 50% to $0.06 from $0.04 in the first quarter.  We began paying cash dividends of $0.04 per share in the third quarter of last year.  Financing activities in the first three quarters of fiscal year 2004 included the August 1, 2003 scheduled 7.5% notes repayment of $56.3 million and a partial repayment of $51.8 million on the outstanding balance of the TIBOR+1.75% debt facility.  These cash outflows were partially offset by proceeds from employee stock plans of $20.2 million in the first three quarters of fiscal year 2005, a decrease from proceeds of $26.8 million in the same period last year.  The decrease in proceeds from employee stock plans was largely due to decreased option exercise activity in the first three quarters of fiscal year 2005 compared with the same period last year.

          The above noted repurchases of common stock were made under an authorization approved by the Board of Directors.  In fiscal year 2000, the Board of Directors authorized the purchase of up to $550.0 million of Tektronix’ common stock on the open market or through negotiated transactions.  In September 2004, the Board of Directors authorized an incremental $400.0 million to repurchase shares of Tektronix’ common stock.  As of February 26, 2005, we had repurchased a total of 21.1 million shares at an average price of $23.91 per share totaling $503.6 million under these authorizations.  The reacquired shares were immediately retired, in accordance with Oregon corporate law.

          Subsequent to the third quarter of fiscal year 2005, on March 17, 2005, Tektronix declared a quarterly cash dividend of $0.06 per share.  The dividend is payable on April 25, 2005 to shareholders of record as of the close of market on April 8, 2005.

          At February 26, 2005, we maintained unsecured bank credit facilities totaling $33.8 million, of which $29.8 million was unused.

          Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations for the next twelve months.

Working Capital

          The following table summarizes working capital as of February 26, 2005 and May 29, 2004:

(In thousands)	Feb. 26, 2005	May 29, 2004

Current assets:
Cash and cash equivalents	$151,132	$149,011
Short-term marketable investments	119,466	90,956
Trade accounts receivable, net of allowance for doubtful accounts of $3,685 and $3,013, respectively	158,476	133,150
Inventories	130,156	102,101
Other current assets	56,016	69,812

Total current assets	615,246	545,030
Current liabilities:
Accounts payable and accrued liabilities	131,602	134,048
Accrued compensation	73,177	89,212
Deferred revenue	50,123	25,247

Total current liabilities	254,902	248,507

Working capital	$360,344	$296,523

          Working capital increased in the current year by $63.8 million.  Current assets increased in the current year by $70.2 million, largely as a result of $43.4 million of non-cash current assets received in the Inet acquisition in the second quarter of fiscal year 2005 and a $28.5 million increase in short-term marketable investments resulting from strategic repositioning of our marketable investment portfolio from long-term to short-term due to the current market interest rate environment.  Current liabilities increased in the current fiscal year by $6.4 million, largely as a result of deferred revenue from products related to the Inet acquisition and accrual of current year annual incentive compensation.  Offsetting these increases were reductions for cash payments of annual incentive compensation in the first quarter of fiscal year 2005 that was accrued in fiscal year 2004 as described in the Sources and Uses of Cash section above.  Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above.

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

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .”  SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007.  The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of Tektronix.

          In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”).  This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans.  SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB Opinion No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Tektronix will be required to adopt the provisions of SFAS No. 123R in the second fiscal quarter of fiscal year 2006.  Management is currently evaluating the requirements of SFAS No. 123R.  The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Tektronix.  See Note 4 to the Condensed Consolidated Financial Statements for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123.  However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

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

     Market Risk and Cyclical Downturns in the Markets in Which Tektronix Competes

          Our business depends on capital expenditures of manufacturers in a wide range of industries, including the telecommunications, semiconductor, and computer industries.  Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment, including test and measurement equipment manufactured and marketed by us.  During periods of reduced and declining demand, we may need to rapidly align our cost structure with prevailing market conditions while at the same time motivating and retaining key employees.  Our pension plan obligations are affected by changes in market interest rates and the majority of plan assets are invested in publicly traded debt and equity securities which are affected by market risks.  Our net sales and operating results could be adversely impacted by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in these industries.  In addition, the telecommunications industry has been going through a period of consolidation in which several major telecommunications operators have either merged with each other or been acquired.  This consolidation activity may affect the overall level of capital expenditures made by these operators on test and measurement equipment, and may also affect the relative competitive position between Tektronix and its competitors in this market.

     Timely Delivery of Competitive Products

          We sell our products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles.  Our ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business.  Because we sell test and measurement products that enable our customers to develop new technologies, we must accurately anticipate the ever-evolving needs of those customers and deliver appropriate products and new technologies at competitive prices to meet customer demands.  Our ability to deliver such products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third party providers on a timely basis and at reasonable prices.  In addition, we face risks associated with bringing products into compliance with the “Restriction of Hazardous Substances” worldwide regulatory provisions, which include removing lead from current and future product designs.  Failure to deliver compliant competitive products in a timely manner and at reasonable prices, as well as the costs associated with bringing existing products into compliance, could have an adverse effect on our results of operations, financial condition or cash flows.

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

     Operating in a Global Environment

          We maintain operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea and Singapore; and Japan.  During the last fiscal year, more than half of our revenues were from international sales.  In addition, some of our manufacturing operations and key suppliers are located in foreign countries, including China, where we expect to further expand our operations.  As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business globally, such as fluctuating exchange rates; the stability of international monetary conditions; tariff and trade policies; export license requirements and restrictions on the export of technology; import regulations; domestic and foreign tax policies; foreign governmental regulations; political unrest, wars and acts of terrorism; epidemic disease or other health concerns; and changes in other economic or political conditions.  These factors, among others, could restrict or adversely impact our ability to sell in global markets, as well as our ability to manufacture products or procure supplies and could subject us to additional costs.  In addition, a significant downturn in the global economy or a particular region could adversely affect our results of operations, financial position or cash flows.

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

     Integration of Inet, Technologies, Inc.

          On September 30, 2004, we acquired all of the outstanding common stock of Inet.  We are continuing to integrate the operations of Inet into Tektronix.  The successful integration of the Inet business is subject to a number of risk factors which could materially adversely affect our consolidated results of operations, financial condition and cash flows.  These risks include the necessity of coordinating geographically separated organizations, integrating personnel with diverse business backgrounds, integrating Inet’s technology and products, combining different corporate cultures, retaining key employees, maintaining customer satisfaction and current bid processes, maintaining product development schedules, coordinating sales and marketing activities and preserving important distribution relationships; diversion of management’s attention with consequent negative impact upon our execution of our overall strategy; and failure to realize upon expected cost savings and other synergies from the merger.

     Other Risk Factors

          Other risk factors include but are not limited to; changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of our sales are generated from orders received during each quarter, and significant modifications to existing information systems.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

     Financial Market Risk

          We are exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.

          We maintain a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities and mortgage securities.  The weighted average maturity of the portfolio, excluding mortgage securities, was two years or less.  Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index.  An increase in interest rates of similar instruments would decrease the value of certain of these investments.  A 10% rise in interest rates as of February 26, 2005 would reduce the market value by $2.3 million, which would be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold at which time it would then be recognized in Other non-operating income (expense), net, on the Condensed Consolidated Statement of Operations.

          At February 26, 2004, we had no bond indebtedness.  The bonds were retired on August 1, 2003.

          We are exposed to equity price risk primarily through our marketable equity securities portfolio, including investments in Merix Corporation, Tut Systems, Inc., and other companies.  We have not entered into any hedging programs to mitigate equity price risk.  An adverse change of 20% in the value of these securities would reduce the market value by $2.3 million, which would likely be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold.  If the adverse change results in an impairment that is considered to be other-than-temporary, the loss on impairment would be charged to net earnings on the Consolidated Statements of Operations.

          We are exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies.  We utilize derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed.  Our policy is to only enter into derivative transactions when we have an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk.  At February 26, 2005, a 10% adverse movement in exchange rates would result in a $2.0 million loss on Euro and Japanese Yen forward contracts with a notional amount of $19.9 million.

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

          Tektronix is involved in various litigation matters, claims and investigations that occur in the normal course of business, including but not limited to patent, commercial, personnel and environmental matters.  While the results of such matters cannot be predicted with certainty, management believes that their final outcome will not have a material adverse impact on our business, results of operations, financial condition or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

          Purchases of Tektronix common stock during the third quarter ended February 26, 2005 were as follows:

Fiscal Period	Total Number of Shares	Average Price Paid Per Share	Total Amount Paid	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased

November 28, 2004 to December 25, 2004	—	$—	$—	20,381,979	$465,874,155
December 26, 2004 to January 22, 2005	192,900	28.83	5,561,774	20,574,879	460,312,381
January 23, 2005 to February 26, 2005	485,100	28.67	13,907,832	21,059,979	446,404,549

Total	678,000	$28.72	$19,469,606

Item 6.	Exhibits.

(a)	Exhibit No.	Exhibit Description

	(31.1)	302 Certification, Chief Executive Officer.
	(31.2)	302 Certification, Chief Financial Officer.
	(32.1)	906 Certification, Chief Executive Officer.
	(32.2)	906 Certification, Chief Financial Officer.

SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 6, 2005	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE

Colin L. Slade Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.