Form 10-K
period 2005-05-28
TEKTRONIX INC
filed 2005-08-05
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 28, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☑          No ☐
      The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2.9 billion at November 27, 2004, the registrant’s most recently completed second fiscal quarter.
      At July 23, 2005 there were 84,494,422 Common Shares of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into Which Incorporated

Registrant’s Proxy Statement dated August 18, 2005	Part III

TEKTRONIX, INC.

Forward-Looking Statements
      Statements and information included in this Annual Report on Form 10-K by Tektronix, Inc. (“Tektronix”, “we”, “us” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
      Forward-looking statements in this Annual Report on Form 10-K include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality and growth in the markets Tektronix sells into, strategic direction, expenditures in research and development, future effective tax rate, new product introductions, changes to manufacturing processes, environmental laws and work health and safety laws, liquidity position, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, financial results including sales, earnings per share and gross margins, obligations under Tektronix’ retirement benefit plans, savings or additional costs from business realignment programs, and the continuing integration of Inet Technologies, Inc.
      When used in this report, the words “believes”, “expects”, “plans”, “anticipates”, “intends”, “assumes”, “estimates”, “evaluates”, “opinions”, “forecasts”, “may”, “will”, “can”, “would”, “could”, “future”, “forward”, “potential” and similar expressions are intended to identify forward-looking statements.
      These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in the Risks and Uncertainties section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART I

Item 1.	Business.
General
      Tektronix develops, manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, education, government, military/aerospace, research, automotive and consumer electronics. We enable our customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, pervasive and advanced technologies. Revenue is derived principally through the development, manufacturing, marketing and selling of a broad range of products including: oscilloscopes; logic analyzers; signal sources; spectrum analyzers; communication test equipment, including network management and diagnostics, and video test equipment; and related components, support services and accessories. We maintain operations in four major geographies: the Americas, including the United States and Other Americas, which includes Mexico, Canada and South America; Europe, which includes Europe, Russia, the Middle East and Africa; the Pacific, which includes China, India, Korea and Singapore; and Japan.
      Tektronix is an Oregon corporation organized in 1946. Our headquarters is located in Beaverton, Oregon, and we conduct our operations worldwide through wholly-owned subsidiaries. See Item 1 Business — Geographic Areas of Operations. A reference herein to “Tektronix” is to Tektronix, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.
      Tektronix common stock is listed on the New York Stock Exchange under the symbol “TEK.” See Item 5 Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Tektronix’ website is www.tektronix.com. We make Tektronix’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the United States Securities and Exchange Commission (“SEC”) available to the public free of charge on our website as soon as reasonably practicable after making such filings. Tektronix’ Corporate Governance Guidelines, Business Practices Guidelines, Code of Ethics for Financial Managers, Hiring Guidelines for Independent Auditor Employees and the charters of Tektronix’ Audit Committee, Nominating and Corporate Governance Committee and Organization and Compensation Committee are also available on our website. Copies of these documents will be mailed to any shareholder, free of charge, upon request. Requests should be directed to: Manager, Investor Relations, Tektronix, Inc., 14200 SW Karl Braun Drive, M/S 55-544, Beaverton, OR 97077-0001. Any amendment to, or waiver from, a provision of Tektronix’ Business Practices Guidelines or Code of Ethics for Financial Managers that applies to Tektronix’ chief executive officer, principal financial officer, principal accounting officer or controller will be disclosed on Tektronix’ website.
      Based on third party research and company wide analysis for calendar year 2004, the overall test and measurement market is a $12.5 billion market, divided into three major market categories; automated test equipment (“ATE”), communications test and monitoring, and general purpose test. ATE is primarily focused on manufacturing test for the semiconductors and circuit board testing. The communications test category is targeted at communication equipment manufacturers and network operators. The general purpose test category is focused on products that meet the needs of a broad set of customers and applications and needs. Our products primarily address the needs of the general purpose and communications test market categories.
      We focus our efforts on developing products for the communications, computing, and the underlying semiconductor markets. By focusing our efforts on the core technology drivers within these markets, we believe we will also develop products and expertise to meet the needs of many other markets, including education, government, military/aerospace, research, automotive and consumer electronics.
      Our strategy is to focus our efforts on select product categories within the communications test and general purpose categories where Tektronix either has a market leadership position or where we believe Tektronix can grow to a market leadership position. We are focused on long term growth from three perspectives — growing market share in core product categories where Tektronix already has a strong market position, expanding the addressable market for core categories, and leveraging existing strengths into adjacent product categories. The product categories where we believe Tektronix has a strong existing market position include oscilloscopes, logic analyzers, video test and network management and diagnostics. We are expanding the addressable market for these categories by introducing application specific products, focusing on market segments with faster growth, and investing in geographic expansion, particularly in China, Japan and Eastern Europe. Finally, we are leveraging our core strengths in technology, distribution and manufacturing to develop a strong market position in signal sources and spectrum analyzers.
      To accomplish this strategy, we invest a significant amount of resources in internal product development, where Tektronix has a long history of successful product and technology innovation. In addition, we may pursue strategic acquisitions to gain access to technology, products or markets. Finally, we continue to leverage our strong industry brand, customer relationships, manufacturing excellence and global distribution channel to enable Tektronix to be successful in these markets.
      The electronics industry continues to be very competitive, both in the United States and abroad. We face competition from one broad-line competitor, Agilent Technologies, which competes with Tektronix in multiple product categories and from a number of companies in specialized areas of other test and measurement products, as described below. Primary competitive factors include product performance, technology, product availability and price, and customer service. We believe that our reputation in the marketplace is a significant positive competitive factor.
Products
      Tektronix has provided high quality test and measurement equipment and service for 59 years. Test and measurement products include a broad range of technology based tools and solutions for scientists, engineers, technicians and network operators who analyze, test and monitor electronic, optical and RF devices, components, systems and subsystems so that technology innovation can be developed, manufactured, deployed, monitored and maintained.
      Oscilloscopes. Based on third party and our internal market research, Tektronix is the recognized market leader in sales of oscilloscopes, the primary general purpose electronic debug tool for engineers, scientists and technicians in design, manufacturing test, quality control, field service and repair applications. Oscilloscopes are used when an electrical signal needs to be viewed, measured, analyzed, tested or verified. They are used across a wide range of industries to observe, measure, verify and characterize the physical characteristics of electrical and optical signals.
      Oscilloscopes are also used to verify compliance with communication standards in design and manufacturing, to validate computer components and systems, to quantify the behavior of high-energy physics applications and to troubleshoot complex design problems and failures in a broad range of applications.
      Our strategy is to maintain our oscilloscope leadership position, to deliver market leading signal fidelity (which enables designers to capture and accurately view high-speed signals), to cover the market by offering oscilloscopes at most price/performance levels, and to introduce new classes of oscilloscopes that take our market leading technologies and apply them to complex issues in specific applications.
      Tektronix is the world’s largest manufacturer of oscilloscopes. Our primary competitors in this category are Agilent Technologies, LeCroy Corporation and many smaller regional competitors.
      Logic Analyzers. Tektronix is also the leading supplier of logic analyzers and related accessories, based on third party and our internal market research for calendar year 2004. Logic analyzers are debug tools used by design engineers to capture, display and analyze streams of digital data that occur simultaneously over many channels. Logic analyzers provide timing and state analysis, real-time trace of processors, buses and high-level source code execution, performance analysis, digital stimulus and digital signal quality analysis.
      Logic analyzers are used by developers in the semiconductor, computer, communication equipment, consumer electronics, military/aerospace, industrial control, automotive, and other industries to verify, debug, validate, characterize and optimize the electronic devices, products and systems they develop.

      We have operated in the logic analyzer product business for many years and have a strategy to provide performance leadership and technical innovation by leveraging our leadership and expertise in high-speed ASIC designs, signal acquisition technologies, support for leading microprocessors and use of the Microsoft Windows software environment. The Tektronix TLA series of logic analyzers commands the leading market position. Our primary competitor in this category is Agilent Technologies.
      Video Test Products. We are a leading supplier of test and measurement equipment to traditional TV broadcasters and content developers and video equipment manufacturers, based on third party and our internal market research. Our equipment is used to ensure delivery of the best possible video experience to the viewer, whether through traditional analog television, or through digital terrestrial, satellite, cable or broadband services.
      Our product offerings include waveform monitors, MPEG test products, and video signal generators. These products are used in video content production, video transmission and distribution and video equipment design and manufacturing.
      Our strategy is to leverage our leadership position in traditional video applications to provide tools that enable the quality control and management of video content as it is created, manipulated and transmitted through any communications network.
      We compete with a number of large, worldwide electronics firms that manufacture specialized equipment for the television industry, as well as many regional and local competitors. Our competitors include Rohde & Schwarz, Leitch Technology Corporation and Leader Instruments Corporation.
      Network Management and Diagnostics. Network management and diagnostic tools enable network equipment manufacturers and operators to develop, deploy and manage mobile and fixed line networks. Network management tools provide continuous performance management to optimize the service performance of an entire communications network. Diagnostic tools test and monitor the signaling protocols in next generation communication networks and services. Due to the convergence of voice, data and video into latest generation IP multi-service mobile and fixed networks, the requirements for monitoring and testing networks and elements in operation have changed and have become more complex. We offer test and monitoring tools that support these latest technologies, networks and services. Using Tektronix’ high performance hardware platforms and software applications, even the most complex measurements can be conducted in real-time and across geographical and technologically diversified networks. These are key attributes to maximizing the efficiency of the people using our tools and optimizing the revenue generating capability of the elements and networks being tested.
      Our strategy has primarily focused on leveraging our expertise and industry leading library of mobile protocols to strengthen our leadership position in functional test and verification during the development and integration of mobile network elements, to develop new classes of products to meet customer needs and to expand our position in related network monitoring applications.
      Our primary competitors in this market include Agilent Technologies, Catapult Communications, NetHawk Oyj, NetTest, Spirent Communications, Tekelec and in-house providers.
      On September 30, 2004, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next generation mobile and fixed networks, including mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks. Inet’s Unified Assurance Solutions enable network operators to simultaneously manage their voice and data services at the network, service, and customer layers by capturing, correlating, and analyzing network wide traffic in real time. Inet’s diagnostic products assist equipment manufacturers and network operators to quickly and cost effectively design, deploy, and maintain current and next generation networks and network elements. Inet had approximately 500 employees worldwide and had sales of $104 million for the year ended December 31, 2003. Through this acquisition Tektronix significantly enhances its position in the overall network management and diagnostic market and will accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next generation technologies such as General Packet Radio Service (GPRS), Universal Mobile

Telecommunications Systems (UMTS) and VoIP. See the “Acquisitions” section in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Signal Sources. We provide a number of general-purpose signal source or stimulus products including arbitrary waveform generators, arbitrary function generators, data generators and data timing generators. These products are primarily used in the design and manufacturing of electronic components, subassemblies and end products in a wide variety of industries.
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
      Our strategy is to revitalize the signal source product category by leveraging core competencies developed for oscilloscopes and logic analyzers to provide leading products for targeted components within the signal source product category. Our primary competitors in this market include Agilent Technologies and Fluke.
      Spectrum Analyzers. We provide a unique class of spectrum analyzer products, called real-time spectrum analyzers. These products are primarily used in the design and manufacturing of electronic components, subassemblies and end products which utilize digital RF technology.
      Real-time spectrum analyzers enable customers to perform simultaneous frequency, time and modulation domain measurements on radio frequency signals. They are used in a wide range of industries and applications including, but not limited to, cellular, wireless local area networks, surveillance, radar and all other products using digital radio technology.
      Our spectrum analyzer strategy is to establish real-time spectrum analyzers as a broadly recognized product category that meets customer needs for analysis of time-varying RF signals. Our primary competitors in this market include Agilent Technologies, Rohde & Schwarz, Anritsu Corporation and Advantest Corporation.
      Service. We offer service programs to repair and calibrate our products with service personnel throughout the Americas, Asia, Europe, and Japan.
      Accessories. We offer a broad range of accessories for our products, including probes, optical accessories and application software.
      Maxtek Components Corporation. Maxtek Components Corporation, a wholly-owned subsidiary of Tektronix, manufactures sophisticated hybrid circuits for our internal use and for external sale primarily to customers in the automated test equipment industry, the medical equipment industry and for military applications.
Manufacturing
      Our manufacturing activities primarily consist of assembling and testing products to customer orders. Many major sub-assemblies and peripheral devices are acquired from numerous third party suppliers. Most product design, manufacturing and testing is performed in-house. Although supply shortages are experienced from time to time, we currently believe that Tektronix will be able to acquire the required materials and components as needed. Because some of these components are unique, disruptions in supply could have an adverse effect on our manufacturing operations.
      Our primary manufacturing activities occur at facilities located in Beaverton, Oregon. Some products, components and accessories are assembled and manufactured in the People’s Republic of China. Manufacturing for network management and diagnostics products, which consists primarily of software configuration, occurs in Berlin, Germany and Richardson, Texas. Signal source products and certain spectrum analyzer products are currently manufactured in Gotemba, Japan.
      Our manufacturing strategy is to concentrate in two central locations, Beaverton, Oregon and Shanghai, China, with other manufacturing activities in Berlin, Germany and Richardson, Texas. Each location will focus on development and optimization of specific capabilities and expertise. Consistent with this strategy, we intend to relocate manufacturing activities from Japan to the United States and China by the end of calendar year 2005.
Sales and Distribution
      We maintain our own direct sales and field maintenance organization, staffed with technically trained personnel throughout the world. Sales to end customers are made through our direct sales organization and local subsidiaries, or independent distributors and resellers located in principal market areas. Certain of Tektronix’ independent distributors also sell products manufactured by Tektronix’ competitors.
      Our principal customers are electronic and computer equipment component manufacturers and service providers, communication network equipment manufacturers, network operators, semiconductor manufacturers, private industrial concerns engaged in commercial or governmental projects, military and nonmilitary agencies of the United States and of foreign countries, public utilities, educational institutions, and radio and television stations and networks. Certain products are sold to both equipment users and original equipment manufacturers.
      Our distribution strategy is to align the sales channel with our customer base, concentrating direct selling efforts in large or strategic geographies and markets, and utilizing distributors or other third party partners to expand geographic and customer reach.
      Most of our products are sold as standard catalog items. Network management products require system installation and customer acceptance.
      At May 28, 2005, our unfilled product orders amounted to approximately $147.0 million, as compared with approximately $142.3 million for unfilled product orders at May 29, 2004. We expect that substantially all unfilled product orders at May 28, 2005 will be fulfilled during the ensuing fiscal year, except for those cancelled during the year. Orders received by Tektronix are subject to cancellation by the customer. Most orders are subject to cancellation or rescheduling by customers with little or no penalty, and accordingly, backlog on any particular date is not necessarily a reliable indicator of actual sales for any subsequent period. We maintain a general target for product backlog levels of 6 to 8 weeks of product sales.
Geographic Areas of Operations
      We conduct operations worldwide on a geographic regional basis, with those regions known as the Americas, Europe, the Pacific and Japan. Tektronix’ headquarters is located in Beaverton, Oregon. The Americas region is based in Beaverton, and covers the United States and Other Americas, which includes Mexico, Canada and South America. The European region, which is based in Bracknell, England, covers the European countries, Russia, and also some countries in the Middle East and Africa. The Pacific region is based in Shanghai, China, and includes China, India, Korea, and Singapore. The Japan operation is based in Tokyo. International sales include both export sales from United States subsidiaries and sales by non-U.S. subsidiaries. See Note 22 “Business Segments” in the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, containing information on sales based upon the location of the purchaser and long-lived assets by geographic area.
      Fluctuating foreign currency exchange rates and other factors beyond the control of Tektronix, such as the stability of international monetary conditions, tariff and trade policies and domestic and foreign tax and economic policies, affect the level and profitability of international sales. However, we are unable to predict the effect of these factors on our business. We hedge specifically identified foreign currency exchange rate exposures in order to minimize the impact of fluctuations.

Research and Development
      We operate in an industry characterized by rapid technological change, and research and development are important elements in our business. We devote a significant portion of our resources to design and develop new and enhanced products that can be manufactured cost effectively and sold at competitive prices. To focus these efforts, we seek to maintain close relationships with our customers to develop products that meet their needs. Research and design groups and specialized product development groups conduct research and development activities. These activities include: (i) research on basic devices and techniques, (ii) the design and development of products, components and specialized equipment and (iii) the development of processes needed for production. The vast majority of our research and development is devoted to enhancing and developing our own products.
      Research and development activities occur primarily in Beaverton, Oregon. Additional software and product development occurs in Richardson, Texas, Berlin, Germany, Shanghai, China, Bangalore, India, Tokyo, Japan, Cambridge, England and Padova, Italy.
      Expenditures for research and development during fiscal years 2005, 2004, and 2003 were $163.5 million, $130.4 million, and $101.1 million, respectively. Substantially all of these funds were generated by Tektronix. During fiscal year 2005, we also incurred a charge of $32.2 million for acquired in-process research and development in connection with the Inet acquisition.
Patents and Intellectual Property
      Tektronix holds approximately 687 patents in the United States, which cover a wide range of products and technologies and have various expiration dates. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any patent, trademark, license or other intellectual property right. It is our strategy to seek patents in the United States and appropriate other countries for our significant patentable developments. However, electronic equipment as complex as most of our products generally are not patentable in their entirety. We also seek to protect significant trademarks and software through trademark registration and copyright. As with any company whose business involves intellectual property, we are subject to claims of infringement and there can be no assurance that any of our proprietary rights will not be challenged, invalidated or circumvented, or that these rights will provide significant competitive advantage.
Employees
      At May 28, 2005, Tektronix had 4,334 employees, of whom 1,648 were located in countries other than the United States. At May 29, 2004, Tektronix had 3,834 employees, of whom 1,553 were located in countries other than the United States. Most of the increase in employee headcount during fiscal year 2005 was due to the acquisition of Inet on September 30, 2004. Our employees in the United States and most other countries are not covered by collective bargaining agreements. We believe that relations with our employees are good.
Environment
      Our facilities and operations are subject to numerous laws and regulations concerning the discharge of materials into the environment, or otherwise relating to protection of the environment. We previously operated a licensed hazardous waste management facility at our Beaverton campus. We have entered into a consent order with the Oregon Department of Environmental Quality permitting closure of the facility, and requiring us to engage in ongoing monitoring and cleanup activities, primarily in the nature of remediation of subsurface contamination occurring over many years. For additional information, see “Critical Accounting Estimates — Contingencies” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K. Although the sources of that contamination have been remedied and agreement has been reached with environmental authorities for its clean-up, no assurances can be given Tektronix will not, as a result of changes in the law or the regulatory environment in general, be required to incur significant additional expenditures. A preliminary risk investigation and feasibility study is expected to be completed in the second half of fiscal year 2006 which may have a significant impact on our estimate of expenditures.
      We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws, and although future regulatory actions cannot be predicted with certainty, compliance with environmental laws has not had and is not expected to have a material effect upon capital expenditures, earnings or the competitive position of Tektronix.
Executive Officers of Tektronix
      The following are the executive officers of Tektronix:

			Has Served as
			an Executive
			Officer of
Name	Position	Age	Tektronix Since

Richard H. Wills	Chairman of the Board, President and Chief Executive Officer	50	1997
Colin L. Slade	Senior Vice President and Chief Financial Officer	51	2000
Richard D. McBee	Senior Vice President, Communications Business	42	2001
James F. Dalton	Senior Vice President, Corporate Development, General Counsel and Secretary	46	1998
Craig L. Overhage	Senior Vice President, Instruments Business	43	2002
Susan G. Kirby	Vice President, Human Resources	54	2004
John T. Major	Vice President, Worldwide Manufacturing	46	2004
      The executive officers are elected by the board of directors of Tektronix at its annual meeting, except for interim elections to fill vacancies or newly created positions. Executive officers hold their positions until the next annual meeting, until their successors are elected, or until such tenure is terminated by death, resignation or removal in the manner provided in the bylaws. There are no arrangements or understandings between executive officers or any other person pursuant to which the executive officers were elected, and none of the executive officers are related.
      All of the named executive officers have been employed by Tektronix in management positions for at least the last five years, with the exception of Mr. Major, who joined Tektronix in October 2003 and became an executive officer in May 2004.
      Richard H. (Rick) Wills is Chairman of the Board, President and Chief Executive Officer of the Tektronix. Mr. Wills joined Tektronix in 1979. From 1991 through 1993, he was Oscilloscope Product Line Director. He held the position of Worldwide Director of Marketing for the Measurement Business Division in 1993 and 1994 and was Vice President and General Manager of the Measurement Division’s Design Service and Test Business Unit from 1995 to 1997. Mr. Wills was President of the Tektronix Americas Operations during the last half of 1997. In December 1997, he was elected President, European Operations, and in 1999 he was elected President of Tektronix’ Measurement Business. Mr. Wills was elected a director of Tektronix on January 20, 2000, when he was elected President and Chief Executive Officer of Tektronix. He was elected Chairman of the Board on September 20, 2001.
      Colin L. Slade became the Chief Financial Officer of Tektronix in January 2000 and was promoted to Senior Vice President in September 2001. Mr. Slade joined Tektronix in June 1987. He held the position of Division Controller from 1988 to 1992, Group Controller from August 1992 to September 1994, Vice President and Corporate Controller from October 1994 through April 1999, and Vice President of Finance from May 1999 to January 2000.
      Richard D. McBee became Senior Vice President of the Communications Business in June 2005. He previously held the position of Vice President of Worldwide Sales, Service and Marketing beginning in March 2001 and was promoted to Senior Vice President in March 2005. Mr. McBee joined Tektronix in May 1991 and held various management positions in marketing until 1995. He held the position of Director of Marketing for the Instruments Business from November 1995 through August 1997, General Manager of Tektronix Canada until May 1999, Vice President of Global Marketing and Strategic Initiatives until November 1999, and Vice President of Global Marketing and Strategic Initiatives until January 2000. He then was appointed Vice President of Worldwide Sales and Marketing, and in March 2001, became Vice President of Worldwide Sales, Service and Marketing.
      James F. Dalton has served as Vice President, General Counsel and Secretary since April 1997. He is also Vice President of Corporate Development, and was promoted to Senior Vice President in March 2005. Mr. Dalton joined Tektronix in April 1989. He held the position of Business Development Manager from April 1993 through May 1995 and Director of Corporate Development from June 1995 to March 1997.
      Craig L. Overhage has served as Vice President of the Instruments Business since May 2001 and was promoted to Senior Vice President in March 2005. Mr. Overhage joined Tektronix in January 1984 and held various engineering and management positions until 1993, when he was appointed Senior Program Manager. In June 1997 he was appointed Logic Analyzer Product Line Manager, and from September 1999 to May 2001 he was Vice President of the Digital Systems Business.
      Susan G. Kirby has served as Vice President, Human Resources since February 2004. Ms. Kirby joined Tektronix in 1981 and has held a variety of positions. Before being appointed to her current position, she served as Vice President, Treasurer and Investor Relations since 2001. From 2000 to 2001, she held the position of Director of Investor Relations, and from 1999 to 2000, she served as International Controller and Director of Operations. From 1997 to 1999, she was the Pacific Region Controller.
      John T. Major has served as Vice President of Worldwide Manufacturing since February 2004. Mr. Major joined Tektronix in October 2003 as Vice President and General Manager of Worldwide Customer Service until being appointed to his current position. He served as Vice President of Customer Service for the Xerox Corporation from January 1, 2000 to October 1, 2003, and as Director of Print Heads and Ink Manufacturing in the CPID Business at Tektronix from 1999 to 2000.

Item 2.	Properties.
      Tektronix’ headquarters and primary manufacturing facilities are located in Beaverton, Oregon. All properties are maintained in good working order and, except for those leased to other companies, are substantially utilized and are suitable for the conduct of its business. Management believes that our facilities are adequate for their intended uses.
      The Beaverton facilities are located in a business park (the “Howard Vollum Business Park”), which is owned by Tektronix. The Howard Vollum Business Park includes numerous buildings arranged in a campus-like setting and contains an aggregate of approximately 1.3 million gross square feet of enclosed floor space. Warehouses, production facilities and other critical operations are protected by fire sprinkler installations. Tektronix leases approximately 241,000 square feet in Richardson, Texas, assumed in the Inet acquisition, of which 171,000 square feet is used for operations and 70,000 square feet is vacant.
      Tektronix leases 41,000 square feet of office space in Tokyo, Japan that is used for design, sales, marketing and administrative activities and leases 11,700 square feet in Ninomiya, Japan for product service and repair. Tektronix also leases 49,000 square feet of manufacturing space in Gotemba, Japan. We plan to relocate manufacturing operations in Japan to the United States and China by the end of calendar year 2005. Tektronix leases 98,000 square feet of facilities in Shanghai, China mainly for manufacturing purposes.
      Research and development for some video test products using MPEG compression technology, as well as the marketing efforts for those products, occurs at a leased facility located in Cambridge, England. Design and manufacturing space for communications test products is also leased in Berlin, Germany and Padova, Italy. Tektronix owns a facility in Bangalore, India that is used for software design.

      Tektronix leases sales and service field offices throughout the world. The following is a summary of worldwide owned and leased space (in square feet):

Location	Owned Space	Leased Space	Total Space

United States:
Beaverton, OR	1,293,427	500	1,293,927
Richardson, TX	—	241,372	241,372
Sales Offices	—	27,129	27,129
Other Americas	—	49,444	49,444
Europe	—	271,083	271,083
Pacific	15,832	231,281	247,113
Japan	—	118,113	118,113
Other	328	43,380	43,708

Totals	1,309,587	982,302	2,291,889

Item 3.	Legal Proceedings.
      On April 28, 2003, Tektronix filed an action in the United States District Court for the District of Oregon against LeCroy Corporation alleging infringement of Tektronix’ U.S. Patents No. 5,032,801, 4,672,306, 4,766,425, 4,812,996, 4,868,785, 5,124,597, 5,155,836, and 6,232,764, and requesting injunctive relief, money damages, costs and attorney’s fees. On August 2, 2003, LeCroy filed an answer and counterclaims denying the allegations and seeking declarations from the court that the asserted patents are not infringed and are invalid. LeCroy also asserted that Tektronix infringed LeCroy U.S. Patents No. 6,112,160, 6,195,617, and 6,311,138 and sought injunctive relief, money damages, costs and attorney’s fees. We answered the counterclaim, denying infringement, and seeking declarations from the court that the asserted patents are not infringed and are invalid. On May 11, 2005, Tektronix and LeCroy entered into an agreement settling all claims between the parties.
      The U.S. Office of Export Enforcement and the Department of Justice are conducting investigations into Tektronix’ compliance with export regulations with respect to certain sales made in Asia. We are fully cooperating with the investigations. The government could pursue a variety of sanctions against Tektronix, including monetary penalties and restrictions on our exportation of certain products. Based on the status of the investigations as of the date of this report, we do not anticipate that the results of the investigations will have a materially adverse effect on Tektronix’ business, results of operations, financial condition or cash flows.
      Tektronix is involved in various other litigation matters, claims and investigations that occur in the normal course of business, including but not limited to patent, commercial, personnel and environmental matters. While the results of such matters cannot be predicted with certainty, we believe that their final outcome will not have a material adverse impact on Tektronix’ business, results of operations, financial condition or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.
      No matter was submitted to a vote of the security holders of Tektronix during the fourth quarter of the fiscal year covered by this report.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
      Tektronix common stock is traded on the New York Stock Exchange under the symbol “TEK.” There were 2,948 shareholders of record as of July 18, 2005, and on that date there were 84,608,990 common shares outstanding. Many of Tektronix’ shares are held by brokers and other institutions on behalf of shareholders, and the number of such beneficial owners represented by the record holders is not known or readily estimable. The closing price on July 18, 2005 was $24.47.
      The following table summarizes the high and low closing sales prices for the common stock as reported by the New York Stock Exchange in each quarter during the last two fiscal years:

Quarter	High	Low

Year Ending May 28, 2005:
Fourth Quarter	$29.10	$21.17
Third Quarter	31.95	28.00
Second Quarter	33.99	28.35
First Quarter	34.94	26.49
Year Ending May 29, 2004:
Fourth Quarter	$34.16	$28.61
Third Quarter	34.49	26.52
Second Quarter	27.58	23.38
First Quarter	23.64	20.10
      From the first quarter of fiscal year 2000 through the first quarter of fiscal year 2004, Tektronix did not pay a dividend on its common stock. Beginning with the second quarter of fiscal year 2004, Tektronix declared and paid a quarterly cash dividend of $0.04 per common share, for a total of $0.12 for the full fiscal year. The quarterly cash dividend was increased to $0.06 per common share beginning with the second quarter of fiscal year 2005, for a total of $0.22 for the full fiscal year. Tektronix may or may not pay dividends in the future and, if dividends are paid, Tektronix may pay more or less than $0.06 per share per quarter.
      Information required by this item regarding equity compensation plans is included in Note 19 of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data of this report.
      Repurchases of Tektronix common stock are made under authorizations totaling $950.0 million approved by the Board of Directors in fiscal years 2000 and 2005. This repurchase authority allows Tektronix, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date. During fiscal years 2005 and 2004, we repurchased a total of 7.8 million and 2.7 million shares, respectively, at an average price per share of $26.63 and $27.24, respectively, for $208.4 million and $72.4 million, respectively. As of May 28, 2005, we have repurchased a total of 25.0 million shares at an average price of $23.93 per share totaling $597.2 million under these authorizations. The reacquired shares were immediately retired, as required under Oregon corporate law.
      Purchases of Tektronix common stock during the fourth quarter ended May 28, 2005 were as follows:

				Cumulative
				Number of
				Shares
		Average		Purchased as	Maximum Dollar
	Total	Price	Total	Part of Publicly	Value of Shares
	Number	Paid Per	Amount	Announced Plans	that May Yet Be
Fiscal Period	of Shares	Share	Paid	or Programs	Purchased

February 27, 2005 to March 26, 2005	528,200	$27.45	$14,496,706	21,588,179	$431,907,843
March 27, 2005 to April 23, 2005	2,355,700	24.04	56,632,316	23,943,879	375,275,527
April 24, 2005 to May 28, 2005	1,018,300	22.11	22,509,705	24,962,179	$352,765,822

Total	3,902,200	$24.00	$93,638,727

Item 6.	Selected Financial Data.
      The following selected financial data, which were derived from audited consolidated financial statements, should be read in conjunction with Tektronix’ consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Earnings from continuing operations include business realignment costs and acquisition related costs (credits) and amortization, net.
CONSOLIDATED FINANCIAL PERFORMANCE
Amounts in millions, except per share data

	2005(a)	2004	2003	2002	2001

Net sales	$1,034.7	$920.6	$791.0	$810.3	$1,198.2
Gross margin %	59.8%	56.8%	51.3%	49.4%	52.1%
Earnings from continuing operations(b)(c)	$78.9	$118.2	$35.1	$33.6	$144.3
Earnings per share:
Continuing operations — basic	$0.91	$1.40	$0.40	$0.37	$1.53
Continuing operations — diluted	$0.89	$1.37	$0.40	$0.36	$1.50
Weighted average shares outstanding:
Basic	86.8	84.7	87.1	91.4	94.5
Diluted	88.2	86.0	87.4	92.3	96.1
Cash dividends declared per share	$0.22	$0.12	$—	$—	$—
Total assets	$1,460.3	$1,348.5	$1,384.7	$1,378.9	$1,542.2
Long-term debt, excluding current portion	$0.1	$0.5	$55.0	$57.3	$127.8

(a)	Financial data for fiscal year 2005 included eight months of the results of operations and the financial position of Inet which was acquired on September 30, 2004.

(b)	Included business realignment costs (credits), net of $3.1 million, $22.8 million, $34.6 million, $27.0 million, and $(10.0) million for fiscal years 2005, 2004, 2003, 2002 and 2001, respectively.

(c)	Included acquisition related costs (credits) and amortization, net of $41.6 million, $(51.0) million, and $3.5 million for fiscal years 2005, 2004 and 2003, respectively. See Note 5 in the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction and Overview
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the operating performance and financial condition of Tektronix. A discussion of our business, including our strategy, products and competition is included in Part I of this Form 10-K.
      Tektronix develops, manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, education, government, military/aerospace, research, automotive and consumer electronics. Unless otherwise indicated by the context, the terms “Tektronix”, “we”, “us” or “our” refer to Tektronix as the parent company and its majority-owned subsidiaries.
      We enable our customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, pervasive and advanced technologies. Revenue is derived principally through the development, manufacturing, marketing and selling of a broad range of products including oscilloscopes; logic analyzers; signal sources; spectrum analyzers; communication test equipment, including network management and diagnostics, and video test equipment; and related components, support services and accessories. We maintain operations in four major geographies: the Americas, including the United States and

Other Americas, which includes Mexico, Canada and South America; Europe, which includes Europe, Russia, the Middle East and Africa; the Pacific, which includes China, India, Korea, and Singapore; and Japan.
      Tektronix’ results of operations and financial condition may be affected by a variety of factors. In our opinion, the most significant of these factors include the economic strength of the technology markets into which we sell our products, our ability to develop compelling technology solutions and deliver these to the marketplace in a timely manner, and the actions of competitors.
      The markets that we serve are very diverse and include a cross-section of the technology industries. Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector. During the latter part of fiscal year 2003, we began to experience the stabilization of certain markets that had been depressed in the previous year. Fiscal year 2004 saw a more broad-based recovery in the technology sector from the downturn of preceding years. During fiscal year 2005, growth rates moderated as compared with the prior year, which management has partially attributed to pent-up demand in fiscal year 2004 resulting from customers deferring purchasing activity during the downturn years of 2001 to 2003.
      During fiscal years 2002 and 2003, we engaged in a variety of efforts to reduce our cost structure to better align with the lower sales levels. The related business realignment costs continued to be incurred into fiscal year 2004 and to a lesser extent into fiscal year 2005 as many of the actions identified took considerable time to execute. In addition to incurring costs to realign our cost structure during fiscal years 2003 and 2004, we also incurred costs to restructure the operations of the Japan subsidiary acquired through redemption of Sony/ Tektronix Corporation and also recognized certain costs and credits directly associated with the integration of this subsidiary. Business realignment costs incurred during fiscal year 2005 largely related to previously planned actions in Europe.
      We face significant competition in many of the markets in which we sell our products. Tektronix competes on many factors including product performance, technology, product availability and price. To compete effectively, we must deliver compelling products to the market in a timely manner. Accordingly, we make significant investments into the research and development of new products and the sales channels necessary to deliver products to the market. Even during periods where economic conditions have reduced our revenues, such as those experienced in fiscal years 2002 and 2003, we continued to invest significantly in the development of new products and sales channels. A discussion of our products and competitors is included in Item 1 Business of this Form 10-K.
      A component of our strategy includes focusing investments in certain product categories to expand our existing market positions. Expansion in these certain product categories may come through internal growth or from acquisitions. On September 30, 2004, Tektronix acquired Inet Technologies, Inc. (“Inet”), a company that engaged primarily in network monitoring. The acquisition of Inet has further expanded our network management and diagnostics product offerings. The acquisition of Inet is described below in this Management’s Discussion and Analysis.
      For a discussion of risk factors affecting Tektronix, see the Risks and Uncertainties section below.
Acquisitions
Inet Technologies, Inc.
      During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next generation mobile and fixed networks, including mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks. Inet’s Unified Assurance Solutions enable network operators to simultaneously manage their voice and data services at the network, service, and customer layers by capturing, correlating, and analyzing network wide traffic in real time. Inet’s diagnostic products assist equipment manufacturers and network operators to quickly and cost effectively design, deploy, and maintain current and next generation networks and network elements. Inet had approximately 500 employees worldwide and had sales of $104 million for the year ended December 31, 2003. Through this acquisition Tektronix significantly enhances its position in the overall network management and diagnostic market and will accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS) and VoIP.
      Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. Prior to the close of the transaction on September 30, 2004, Inet had 39.6 million shares of common stock outstanding. The final exchange ratio used to determine the number of shares of Tektronix common stock issued was 0.192, which resulted in the issuance of 7.6 million shares of Tektronix common stock in the transaction. The 7.6 million shares were valued at $32.55 per share, based on the 5-day period ended September 29, 2004, because that was the earliest date that the final exchange ratio could be determined. The fair values of the stock options and restricted share rights assumed were determined by using the Black-Scholes option pricing model. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, including a third party valuation of intangible items and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes, including resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, were as follows as of May 28, 2005:
      The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,209
Unearned stock-based compensation	(3,403)
Liabilities assumed	39,033

Total purchase price	$545,922

      The following table presents the preliminary allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefit from transaction costs	1,209
Other current assets	6,910
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	220,883
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,093)

Total assets acquired, net of deferred income taxes	$545,922

      The following table presents the details of the intangible assets purchased in the Inet acquisition as of May 28, 2005:

	(in years)
	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net

		(In thousands)
Developed technology	4.8	$87,004	$(12,329)	$74,675
Customer relationships	4.8	22,597	(3,214)	19,383
Covenants not to compete	4.0	1,200	(200)	1,000

		110,801	(15,743)	95,058
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(15,743)	$106,210

      Amortization expense in fiscal year 2005 for intangible assets purchased in the Inet acquisition has been recorded on the Consolidated Statements of Operations as follows:

2005

(In thousands)
Cost of sales	$12,329
Acquisition related costs (credits) and amortization, net	3,414

Total	$15,743

      The estimated amortization expense of intangible assets purchased in the Inet acquisition in future years will be recorded on the Consolidated Statements of Operations as follows:

		Acquisition
		Related Costs	Total for
	Cost of	(Credits) and	the Fiscal
	Sales	Amortization, Net	Year

	(In thousands)
Fiscal Year
2006	$18,495	$5,117	$23,612
2007	18,495	5,117	23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$74,675	$20,383	$95,058

      The $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This write-off was included in acquisition related costs (credits) and amortization, net on the Consolidated Statements of Operations. The fair value of IPR&D was based on the net present value of estimated future cash flows. Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market. As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete. The total estimated cost to complete these projects was approximately $0.8 million at the acquisition date. As of May 28, 2005, the total estimated remaining cost for these substantially complete projects was not significant.

      The Consolidated Statements of Operations included the results of operations of Inet since September 30, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at May 26, 2002, the beginning of Tektronix’ fiscal year 2003.

	2005	2004	2003

	(In thousands, except per share
	amounts)
Net sales	$1,071,333	$1,033,346	$884,704
Net earnings from continuing operations	109,593	118,020	25,104
Earnings per share:
Continuing operations — basic	$1.23	$1.28	$0.26
Continuing operations — diluted	$1.21	$1.26	$0.26
      The $32.2 million write-off of IPR&D in fiscal year 2005 was excluded from the calculation of net earnings from continuing operations and net earnings from continuing operations per share in the table shown above. During fiscal year 2005, we incurred $2.2 million in costs specifically associated with integrating the Inet business that were included in net earnings from continuing operations presented above.
      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
Sony/ Tektronix Redemption
      Prior to September 30, 2002, Tektronix and Sony Corporation (“Sony”) were equal owners of Sony/ Tektronix Corporation (“Sony/ Tektronix”), a joint venture originally established to distribute Tektronix products in Japan. During the second quarter of fiscal year 2003, we acquired from Sony its 50% interest in Sony/ Tektronix through redemption of Sony’s shares by Sony/ Tektronix for 8 billion Yen, or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time we obtained 100% ownership of Sony/ Tektronix. Subsequent to the close of this transaction, this subsidiary is referred to as “Tektronix Japan” within this Management’s Discussion and Analysis. This transaction is a long-term strategic investment that is providing Tektronix with stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. Prior to the redemption, we accounted for our investment in Sony/ Tektronix under the equity method. Prior to the close of this transaction, the Sony/ Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate (“TIBOR”). Sony/ Tektronix used $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder was available for operating capital for Tektronix Japan. The transaction was accounted for by the purchase method of accounting (see Note 5), and accordingly, beginning on the date of acquisition, the results of operations, financial position and cash flows of Tektronix Japan were consolidated in Tektronix’ financial statements.
      Pro forma summary results of operations of Tektronix after intercompany eliminations of the newly created Japan subsidiary as though the redemption had been completed at the beginning of fiscal year 2003 were as follows:

2003

(In thousands,
except per
share amounts)
Net sales	$807,129
Net earnings from continuing operations	33,009
Earnings per share:
Continuing operations — basic and diluted	$0.38

      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the redemption been consummated as of that time, nor is it intended to be a projection of future results.
      During fiscal year 2005, we incurred $2.9 million in costs specifically associated with integrating the operations of this subsidiary, which were largely due to voluntary retention bonuses that began in the fourth quarter of fiscal year 2004 as discussed below. These costs are included in Acquisition related costs (credits) and amortization, net on the Consolidated Statements of Operations. In fiscal year 2004, we incurred $5.0 million in costs specifically associated with integrating the operations of this subsidiary. In the fourth quarter of fiscal year 2004, we offered voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with Tektronix through August 2005 while we complete our plan to transition manufacturing operations to other locations. Accordingly, we recognized a liability for retention bonuses for 48 employees of approximately $3.6 million ratably through August 2005. During the fourth quarter of fiscal year 2004, we recognized an expense of $0.6 million for the retention bonuses which are included in Acquisition related costs (credits) and amortization, net on the Consolidated Statements of Operations. During fiscal year 2003, subsequent to the close of the acquisition, we incurred $3.5 million in transition costs associated with integrating the operations of this subsidiary. These costs are included in Acquisition related costs (credits) and amortization, net on the Consolidated Statements of Operations. We also incurred severance costs of $11.2 million during fiscal year 2003 in Japan which are discussed further in the Business Realignment Costs section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      In fiscal year 2004, we restructured the Japan pension plans (see Note 26) and recorded a net gain from the restructuring of $36.7 million. Also in fiscal year 2004, we sold property located in Shinagawa, Japan, which resulted in a net gain of $22.5 million, and we recognized an impairment loss of $3.1 million on assets held for sale located in Gotemba, Japan. These net gains and losses are included in Acquisition related costs (credits) and amortization, net on the Consolidated Statements of Operations. After the sale of the property in Shinagawa, Japan described above, we repaid 6.5 billion Yen or approximately $60.9 million of the outstanding principal on the TIBOR+1.75% debt facility in fiscal year 2004. This facility was terminated on May 28, 2004.
Business Realignment Costs
      Business realignment costs represent actions to realign our cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels. Business realignment actions taken during fiscal years 2005, 2004 and 2003 were intended to reduce our worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which we sell our products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. In addition to severance, we incurred other costs associated with restructuring our organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Actions taken have or are expected to result in reduced operating costs in periods following the period in which the costs were incurred, primarily through reductions in labor costs. We believe that the restructuring actions implemented in fiscal years 2005, 2004 and 2003 have resulted in the cost savings anticipated for those actions.
      Costs incurred during fiscal year 2005 primarily related to restructuring actions we planned in prior years which were executed in fiscal year 2005. Many of the restructuring actions planned take significant time to execute, particularly if they are being conducted in countries outside the United States.
      Business realignment costs of $3.1 million during fiscal year 2005 were primarily for severance and related costs for residual activity in Europe. For fiscal year 2005, business realignment costs of $3.1 million included severance and related costs of $2.2 million for 37 employees, $0.9 million for contractual obligations, and $0.2 million for accelerated depreciation of assets, offset by a $0.2 million credit from net accumulated currency translation gains. Expected future annual salary cost savings from actions taken in fiscal year 2005 to reduce employee headcount is not significant. At May 28, 2005, remaining liabilities of $1.3 million for employee severance and related benefits for actions taken in fiscal years 2005, 2004 and 2003 were maintained for 15 employees. The remaining $1.0 million liability is for continuing payments on contractual obligations, some of which span several years.
      Business realignment costs of $22.8 million in fiscal year 2004 included $16.7 million of severance related costs for 274 employees mostly located in Europe and the United States and adjustments to estimates in prior years, $2.6 million for accumulated currency translation losses, net, related to the substantial closure of subsidiaries in Brazil, Australia, Denmark and a surplus facility in China, $1.9 million for contractual obligations for leased facilities in Europe and the United States, and $1.6 million for accelerated depreciation and write-down of assets in Europe and the United States. Annual salary cost savings from actions taken in fiscal year 2004 to reduce employee headcount were estimated to be $14.7 million.
      Business realignment costs of $34.6 million in fiscal year 2003 were for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. We incurred $26.5 million of severance and related costs for the termination of 524 employees resulting from actions to align our cost structure with the reduced sales levels resulting from economic conditions discussed above, actions taken to align the cost structure of Tektronix Japan and adjustments to estimates in prior years. These severance costs included $11.2 million for 155 employees of Tektronix Japan and $3.3 million for pension curtailment and settlement losses for the employees terminated in Japan. An impairment charge of $9.1 million was recognized to write-down an intangible asset for acquired Bluetooth technology. The closure of certain foreign and domestic operations resulted in credits totaling $1.3 million for accumulated translation gains and $0.3 million primarily for other asset write-downs and contractual obligations. We reversed $2.0 million for a facility lease obligation due to the sale of our optical transmission test product line in the second quarter of fiscal year 2003. We accrued $2.0 million during fiscal year 2003 associated with the exiting of facilities previously utilized for optical transmission test. See Note 7 in the Notes to Consolidated Financial Statements for further information and tabular disclosure of business realignment costs.
Critical Accounting Estimates
      We have identified the “critical accounting estimates,” which are those that are most important to our portrayal of the financial condition and operating results and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include revenue recognition, contingencies, intangible asset valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax contingencies.
Revenue Recognition
      We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. The majority of our products are sold in this manner. These criteria are met at the time the product is shipped under FOB shipping point shipping terms. Upon shipment, we also provide for estimated costs that may be incurred for product warranties and sales returns. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
      Contracts for our network monitoring solution products, which were acquired in the Inet acquisition, often involve multiple deliverables. Revenues from Inet products were $84.5 million in fiscal year 2005. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element of the contract is based on the price for which we sell the element on a stand-alone basis. In addition to hardware and software products, elements of the contracts include product support services, such as the correction of software problems, hardware replacement, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service periods. Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE.

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
      Revenue earned from service is recognized ratably over the contractual service periods or as the services are performed. Shipping and handling costs are recorded as Cost of sales on the Consolidated Statements of Operations. Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as Deferred revenue on the Consolidated Balance Sheets.
Contingencies
      We are subject to claims and litigation concerning intellectual property, environmental and employment issues, and settlement of contingencies related to prior dispositions of assets. Accruals have been established based upon our best estimate of the ultimate outcome of these matters. We review the status of any claims, litigation and other contingencies on a regular basis, and adjustments are made as additional information becomes available. As of May 28, 2005, $10.5 million of contingencies were recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printing and Imaging Division (“CPID”) described below, $2.1 million for environmental exposures and $3.4 million for other contingent liabilities. It is reasonably possible that our estimates of contingencies could change in the near term and that such changes could be material to the consolidated financial statements.
      At the time of the sale of CPID on January 1, 2000, we deferred the recognition of $60.0 million of gain on the sale and recorded contingencies of $60.0 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” our policy is to defer recognition of a gain where we believe contingencies exist which may result in that gain being recognized prior to realization. We analyze the amount of deferred gain in relation to outstanding contingencies and recognize additional gain when objective evidence indicates that such contingencies are believed to be resolved. The $60.0 million of contingencies represented the deferral of a portion of the gain on sale that we believed was not realizable due to certain contingencies contained in the final sale agreement. Of the original $60.0 million of contingencies, $22.6 million has been utilized to settle claims and $32.4 million was recognized in subsequent periods, including $5.4 million in the third quarter of fiscal year 2005.
      As of May 28, 2005 and May 29, 2004, the balance of the contingencies related to the CPID disposition was $5.0 million and $10.4 million, respectively. The remaining portion may take several years to resolve. We continue to monitor the status of the CPID related contingencies based on information received.
      Included in contingent liabilities was $2.1 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus. The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Our best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. We believe that the recorded liability represents the low end of a reasonable range of estimated liability associated with these environmental issues. These costs are expected to be incurred over the next several years. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability. A preliminary risk investigation and feasibility study are expected to be completed in the second half of fiscal year 2006 which may have a significant impact on our estimate.
      The remaining $3.4 million of contingency accruals included amounts primarily related to intellectual property and employment issues, as well as contingencies related to dispositions of assets other than CPID. If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from the above described estimates of contingencies.
Goodwill and Intangible Assets
      Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we do not amortize goodwill and intangible assets with indefinite useful lives, but we amortize other acquisition-related intangibles with definite useful lives. During fiscal year 2005 the Inet acquisition increased goodwill by $220.9 million. As of May 28, 2005, the balance of goodwill, net was $301.9 million, which was recorded on the Consolidated Balance Sheets.
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
      As of May 28, 2005, we had $107.7 million of non-goodwill intangible assets recorded in Other long-term assets on the Consolidated Balance Sheets, which includes intangible assets from the acquisition of Inet, acquired patent intangibles and licenses for certain technology.
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
      For software-related intangible assets with definite useful lives, we amortize the cost over the estimated economic life of the software product and assess impairment in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” At each balance sheet date, the unamortized cost of the software-related intangible asset is compared to its net realizable value. The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss. Amortization expense for intangible assets that are software-related developed technology is recorded as Cost of sales on the Consolidated Statements of Operations. See Note 5 of the Notes to Consolidated Financial Statements included in Item 8 Financial Statements and Supplementary Data for additional information on software-related intangible assets acquired from Inet.
      We do not amortize intangible assets with indefinite useful lives. However, we reevaluate this decision each reporting period. If we subsequently determine that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. We review nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of May 28, 2005 resulted from the Inet acquisition during the second quarter of fiscal year 2005. Accordingly, the nonamortizable intangible asset was recorded at its fair value and no events or circumstances have arisen that would indicate that the intangible asset may be impaired. We will perform our annual nonamortizable intangible asset impairment test in conjunction with our annual goodwill impairment test in the second quarter of each fiscal year.
      There were no impairment charges associated with goodwill and intangible assets in fiscal years 2005 and 2004. We recognized impairment charges during fiscal year 2003 associated with discontinued operations of the optical parametric test business and Gage, described in Note 6 in Item 8 Financial Statements and Supplementary Data. We also impaired an intangible asset for acquired Bluetooth technology as described in Note 7 in Item 8 Financial Statements and Supplementary Data.
Pension Plans
      Tektronix offers defined benefit pension plan benefits to employees in certain countries. The Cash Balance pension plan in the United States is our largest defined benefit pension plan. Employees hired after July 31, 2004 do not participate in the U.S. Cash Balance pension plan. We maintain less significant defined benefit plans in other countries including the United Kingdom, Germany, Holland and Taiwan. In fiscal year 2004, we substantially settled our defined benefit plan in Japan as described in Note 26 in Item 8 Financial Statements and Supplementary Data.
      Pension plans are a significant cost of doing business and the related obligations are expected to be settled far in the future. Accounting for defined benefit pension plans results in the current recognition of liabilities and net periodic pension cost over employees’ expected service periods based on the terms of the plans and the impact of our investment and funding decisions. The measurement of pension obligations and recognition of liabilities and costs require significant assumptions. Two critical assumptions, the discount rate and the expected long-term rate of return on the assets of the plan, have had a significant impact on our financial condition and results of operations.
      Discount rate assumptions are used to measure pension obligations for the recognition of a net pension liability on the balance sheet and the service cost and interest cost components of net periodic pension cost. We estimate discount rates to reflect the rates at which the pension benefits could be effectively settled. In making those estimates, we evaluate rates of return on high-quality fixed-income investments currently available and expected to be available during the settlement of future pension benefits. The weighted average of discount rates used in determining our pension obligation as of May 28, 2005, our most recent fiscal year end, was 5.3% compared with 6.1% at the end of prior year. The reduction in the discount rate created an unrecognized net loss that contributed to most of the increase in the cumulative additional minimum pension charge described below. A discount rate of 5.5% was used to determine the projected benefit obligation for the U.S. Cash Balance pension plan which is our largest obligation. A decrease of 25 basis points in the discount rate as of May 28, 2005 would increase the projected benefit obligation for the U.S. Cash Balance pension plan by $11.0 million and the impact on pension expense would not be significant since the reduction in interest cost would be offset by an increase in the amortization of unrecognized net loss.
      The long-term rate of return on plan assets assumption is applied to the market-related value of plan assets to estimate income from return on plan assets. This income from return on plan assets offsets the various cost components of net periodic pension cost. The various cost components of net periodic pension cost primarily include interest cost on accumulated benefits, service cost for benefits earned during the period, and amortization of unrecognized gains and losses. The amount of net pension expense recognized has increased from prior periods due primarily to our beginning to amortize previously unrecognized losses resulting from the decline in the fair value of plan assets and decreases in discount rate, decline in the return on plan assets assumption, and reduction in the market-related value of plan assets. Cumulative income recognized from the long-term rate of return on plan assets assumption has differed materially from the actual returns on plan assets. This has resulted in a net unrecognized loss on plan assets that contributed a significant portion of the additional minimum pension liability described below. To the extent this unrecognized loss is not offset by future unrecognized gains, there will continue to be a negative impact to net earnings as this amount is amortized as a cost component of net periodic pension cost.
      Our estimated weighted average long-term rate of return on plan assets for all plans for fiscal year 2005 is approximately 8.4%. A one percentage point change in the estimated long-term rate of return on plan assets would have resulted in a change in operating income of $5.9 million for fiscal year 2005.
      We measure pension obligations, fair value of plan assets, and the impact of significant assumptions at the end of each fiscal year. At May 28, 2005, the accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans, resulting in an unfunded accumulated benefit obligation for those plans. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we recognized an additional minimum pension liability due to the unfunded accumulated benefit obligation. Recognition of an additional minimum liability was required since an unfunded accumulated benefit obligation exists and an asset has been recognized as prepaid pension cost. Since the additional minimum liability exceeded unrecognized prior service cost, the excess (which would represent a net loss not yet recognized as net periodic pension cost) has been reported as a component of Accumulated other comprehensive loss, net of applicable income tax benefit.
      As of May 28, 2005, the cumulative additional minimum pension charge included in Accumulated other comprehensive loss was $198.4 million, net of income tax benefit of $123.7 million. During fiscal year 2005, the cumulative additional minimum pension charge increased by $24.7 million, net of income tax benefit of $15.7 million, largely due to the change in the discount rate described above. The implication of the additional minimum pension liability is that it may reduce net income in future years by reducing the market related value of plan assets, thereby reducing the asset base upon which we recognize a return. We may find it necessary to fund additional pension assets, which would increase the market related value of plan assets upon which we recognize a return but would reduce operating cash and future interest earnings on that cash. During fiscal year 2005, we made a voluntary contribution of $46.5 million to the U.S. Cash Balance pension plan. Subsequent to fiscal year 2005, we made an additional contribution of $33.4 million to the U.S. Cash Balance pension plan during the first quarter of fiscal year 2006. Depending on the future market performance of the pension plan assets, we may make additional large cash contributions to the plan in the future.
      We will continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and will make adjustments to the assumptions as appropriate. Net pension expense was $5.9 million in fiscal year 2005, which included the effect of the recognition of service cost, interest cost, the assumed return on plan assets and amortization of a portion of the unrecognized loss noted above. Net pension expense was allocated to Cost of sales, Research and development and Selling, general and administrative expenses on the Consolidated Statements of Operations.
Income Taxes
      We are subject to taxation from federal, state and international jurisdictions. Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. We maintain reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause us to believe a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are frequently reviewed for their adequacy and appropriateness.
      In April of 2005, we reached a preliminary agreement with the Internal Revenue Service (“IRS”) with respect to its examination of Tektronix’ fiscal years 2001, 2002 and 2003. We made a payment of $12.7 million with respect to this audit and are now waiting for final approval of the audit findings from the Joint Committee on Taxation. Once that approval is obtained, the IRS audit will be closed and the final accounting will take place with respect to it. We anticipate closure of the IRS audit sometime during fiscal year 2006. The liabilities associated with years subject to income tax audits will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense (benefit) on the Consolidated Statements of Operations in the period of the event.
      Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of May 28, 2005, we maintained a valuation allowance against certain deferred tax assets, primarily foreign tax credit carryforwards. We have not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.
      We believe that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.
Discontinued Operations
Sale of Color Printing and Imaging
      On January 1, 2000, we sold substantially all of the assets of the Color Printing and Imaging Division (“CPID”). We accounted for CPID as a discontinued operation in accordance with Accounting Principles Board (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During fiscal year 2000, we recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, $60.0 million of contingencies related to the sale and $14.4 million in transaction and related costs. For additional discussion of the CPID sale transaction and subsequent resolution of the related contingencies see Note 17 to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data of this Form 10-K.
Sale of VideoTele.com
      On November 7, 2002, we completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc. (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock valued on the sale date at $4.2 million and a note receivable for $3.1 million due in November 2007. The common stock was classified as an available-for-sale security and both the common stock and the note receivable were included in Other long-term assets on the Consolidated Balance Sheets. Under the terms of the sale agreement, Tektronix was restricted from selling the common stock for a period of one year. We held less than 20% of the outstanding common stock of Tut and did not have the ability to significantly influence the operations of Tut. The note receivable accrues interest at an annual rate of 8%. Our reason for divesting the VT.c business was that the VT.c product offering was not consistent with our strategy of focusing on the test, measurement and monitoring markets, which ultimately resulted in the sale of this business to Tut. The sale of VT.c has been accounted for as a discontinued operation in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale, have been excluded from continuing operations and recorded as discontinued operations, net of tax, on the Consolidated Statements of Operations.
Sale of Optical Parametric Test Business
      The optical parametric test business was acquired in April 2002 for $23.2 million. The purchase included $2.0 million of intangible assets, $4.3 million of other net assets and $16.9 million of goodwill. The optical parametric test business was a technology innovator in optical test and measurement components. During the third quarter of fiscal year 2003, we approved and initiated an active plan for the sale of our optical parametric test business. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, was adjusted to estimated selling price less costs to sell which resulted in a $15.3 million write-down, net of income tax benefit of $8.4 million, included in loss on sale of the optical parametric test business in the third quarter of fiscal year 2003. The market for optical parametric test equipment was dramatically affected by the economic conditions that negatively impacted many technology sectors, which began in the second half of fiscal year 2001 and continued into fiscal year 2003. The reduction in the value of the optical parametric test business during the period it was owned by Tektronix was a direct result of the impact of these economic conditions. On May 27, 2003, we sold our optical parametric test business for $1.0 million. We recognized an additional loss on the sale of $1.7 million, net of income tax benefit of $0.9 million, in the fourth quarter of fiscal year 2003. Loss from discontinued operations during fiscal year 2005 and 2004 included additional net losses from the sale of the optical parametric test business due to settlement of additional costs arising after the sale.
Sale of Gage Applied Sciences
      During the fourth quarter of fiscal year 2003, we approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly-owned subsidiary of Tektronix. Gage, located in Montreal, Canada, produced PC-based instruments products. The divestiture of this entity was consistent with our strategy of concentrating our resources in core product areas and de-emphasizing products which are determined to be less strategic. During the first quarter of fiscal year 2004, we sold the operations of Gage to a third party. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. We recorded an after-tax loss of $0.8 million during the first quarter of fiscal year 2004 to reflect adjustments to the previously estimated after-tax loss of $2.2 million on the disposition of this discontinued operation which was recorded during the fourth quarter of fiscal year 2003 to write-down the net assets, primarily goodwill, of Gage to net realizable value less estimated selling costs.

RESULTS OF OPERATIONS

	For the Fiscal Years Ended			% Change

	May 28,	May 29,	May 31,	FY2005 v	FY2004 v
	2005	2004	2003	FY2004	FY2003

	(In thousands, except per share amounts)
Product orders	$921,077	$907,757	$750,257	1%	21%
Product backlog at end of year	146,970	142,250	104,442	3%	36%

Net sales	$1,034,654	$920,620	$791,048	12%	16%
Cost of sales	415,878	397,577	385,305	5%	3%

Gross profit	618,776	523,043	405,743	18%	29%

Gross margin	59.8%	56.8%	51.3%
Research and development expenses	163,474	130,386	101,137	25%	29%
Selling, general and administrative expenses	300,925	277,993	247,605	8%	12%
Equity in business venture’s loss	—	—	2,893	—	(100)%
Acquisition related costs (credits) and amortization, net	41,553	(51,025)	3,521	>(100)%	>(100)%
Business realignment costs	3,100	22,765	34,551	(86)%	(34)%
Loss (gain) on disposition of assets, net	(1,700)	1,134	108	>(100)%	>100%

Operating income	111,424	141,790	15,928	(21)%	>100%
Interest income	17,144	21,565	27,997	(21)%	(23)%
Interest expense	(820)	(2,208)	(6,874)	(63)%	(68)%
Other non-operating income (expense), net	(3,564)	6,165	(3,746)	>(100)%	>(100)%

Earnings before taxes	124,184	167,312	33,305	(26)%	>100%
Income tax expense (benefit)	45,333	49,087	(1,843)	(8)%	>(100)%

Net earnings from continuing operations	78,851	118,225	35,148	(33)%	>100%
Gain (loss) from discontinued operations, net of income taxes	2,745	(2,130)	(9,819)	>(100)%	(78)%

Net earnings	$81,596	$116,095	$25,329	(30)%	>100%

Earnings (loss) per share:
Continuing operations — basic	$0.91	$1.40	$0.40	(35)%	>100%
Continuing operations — diluted	$0.89	$1.37	$0.40	(35)%	>100%
Discontinued operations — basic	$0.03	$(0.03)	$(0.11)	>(100)%	(73)%
Discontinued operations — diluted	$0.03	$(0.02)	$(0.11)	>(100)%	(82)%
Net earnings — basic	$0.94	$1.37	$0.29	(31)%	>100%
Net earnings — diluted	$0.93	$1.35	$0.29	(31)%	>100%
Weighted average shares outstanding
Basic	86,803	84,720	87,105
Diluted	88,151	86,038	87,367
Fiscal Year 2005 Compared to Fiscal Year 2004
      Fiscal years 2005 and 2004 each included 52 weeks. Fiscal year 2005 also included eight months of results of operations from the acquisition of Inet.
Economic Conditions
      During fiscal year 2004, we experienced a phased recovery of our end markets that began at the end of the prior fiscal year, with growth increasing across all regions and most product lines throughout the year. We also saw market share gains in most of our product categories during calendar year 2004.
      We saw growth in demand broadly across the business primarily in the first three quarters of fiscal year 2005. In the fourth quarter of fiscal year 2005, we saw our order growth rate decline across most of our product categories and did not experience the normal increase associated with our fourth quarter. Looking forward, the market environment is uncertain with mixed results across regions, markets, and customers.

      From a regional standpoint, we saw the strongest growth in our core business year over year in Japan and the Pacific. The U.S. decreased largely due to the discontinuation of the Rhode & Schwarz distribution agreement, and Europe increased year over year due to the addition of the Inet products. The weakness of the U.S. dollar against major foreign currencies, such as the Euro and Yen, during fiscal year 2005 also had a favorable impact on the overall value of orders and sales. There can be no assurance that our underlying end markets will continue to improve, the levels of business activity will continue to increase, or the weakness of the U.S. dollar against major foreign currencies will continue as a trend into the future.
      We incurred significantly less business realignment costs during fiscal year 2005 as compared with fiscal year 2004. Many of the costs incurred during fiscal years 2005 and 2004 were associated with actions that were identified in previous fiscal years, but for which sufficient action had not yet been taken to support the recognition of the associated expense. These actions were identified in previous fiscal years as a result of reduced levels of orders and associated sales. Many of the business realignment actions that we identified take significant time to execute, particularly if they are being conducted in countries outside the United States.
Acquisition of Inet Technologies, Inc.
      We completed the acquisition of Inet on September 30, 2004. Accordingly, the results of operations for fiscal year 2005 included eight months of activity from this business. As there was no Inet-related activity in previous fiscal years, an understanding of the impact from the acquisition of Inet is an important component to understand the current year results of operations. In our description of the results of operations that follow, we have quantified the impact of the Inet acquisition where meaningful.
Discontinuation of Rohde and Schwarz Distribution Agreement
      On March 18, 2004, we announced the discontinuation of an existing distribution agreement with Rohde and Schwarz (“R&S”), under which Tektronix served as the exclusive distributor for R&S’ communication test products in the United States and Canada. The discontinuation of this distribution agreement was effective June 1, 2004. Tektronix had served in this distribution role for R&S since October 1993. As we had anticipated, substantially all product backlog related to R&S distributed product at the end of fiscal year 2004 was shipped and recognized as revenue during the first quarter of fiscal year 2005. Accordingly, we have not derived significant revenue from the shipment of R&S products in quarters after the first quarter of fiscal year 2005. During fiscal years 2005 and 2004, we generated net sales of $23.1 million and $87.3 million, respectively, from R&S distributed products. As Tektronix was a distributor of these products, the corresponding sales generated lower gross margins compared to sales of products manufactured by Tektronix. During fiscal year 2005 and 2004, gross margins on these distribution sales were 27.3% and 22.3%, respectively.
Product Orders
      The following table is presented to quantify the impact on product orders from the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal Year Ended

	May 28,	May 29,	%
	2005	2004	Change

	(In millions)
Consolidated product orders:
Tektronix products	$840.5	$811.6	4%
Inet products	80.4	—	>100%
R&S distributed products	0.2	96.2	(100)%

Total product orders	$921.1	$907.8	1%

      Product orders consist of cancelable commitments to sell currently produced products to customers with deliveries normally scheduled within six months from the order date. During fiscal year 2005, total product orders increased by $13.3 million, or 1%, from the prior year. The increase in product orders was attributable to the net impact of additional orders of $80.4 million from the acquisition of Inet, and growth in our other product categories, primarily driven by growth in our general-purpose instruments, partially offset by a decrease in orders from the discontinuation of the R&S distribution agreement. Growth in general purpose instruments was primarily attributable to good acceptance of new products, particularly our oscilloscope and logic analyzer products, and growth in the underlying markets. In addition, product orders were favorably impacted by the weaker U.S. Dollar, which resulted in approximately $18.8 million of product order growth over the prior year.
      As noted above, growth in the underlying technology markets contributed to product order growth during fiscal year 2005. This growth in underlying technology markets is attributable to a variety of factors, including regional economic growth. Regional growth in product orders is discussed below. Our product order growth rate declined from the prior year primarily due to excess demand in the prior year associated with economic recovery from the downturns in fiscal years 2002 and 2003.
      The following table presents total product orders by region:

	Fiscal Years Ended

	May 28,	May 29,	%
	2005	2004	Change

	(In millions)
The Americas:
United States	$312.7	$374.1	(16)%
Other Americas	29.0	32.4	(10)%
Europe	221.5	181.7	22%
Pacific	187.7	170.9	10%
Japan	170.2	148.7	14%

Total product orders	$921.1	$907.8	1%

Product orders, excluding Inet and R&S	$840.5	$811.6	4%
      International product orders increased 14% while product orders in the United States decreased 16%. International growth occurred in Europe, the Pacific and Japan. Growth in Europe was primarily attributable to the acquisition of Inet, which has significant large customers in that region. In addition, Europe was favorably impacted by fluctuations in the foreign exchange rate of the Euro against the U.S. Dollar. Excluding the additional products from Inet, European orders declined slightly year over year. Growth in Japan was favorably impacted by the continued economic recovery in that region as well as strong acceptance of new products. Japan was also favorably impacted by fluctuations in the foreign exchange rate of the Yen against the U.S. Dollar. Growth in the Pacific region was primarily associated with the economic recovery in certain countries, including Korea, and the economic expansion in China. The growth in our international regions was largely offset by the decline in the United States. The primary factor that caused the decline in the United States was the discontinuation of the R&S distribution agreement, under which we distributed the R&S products in North America, primarily in the United States. The decline in the United States associated with R&S was partially offset by orders from Inet-related products.

Net Sales
      The following table is presented to quantify the impact on net sales from the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal Years Ended

	May 28,	May 29,	%
	2005	2004	Change

	(In millions)
Consolidated net sales:
Tektronix other sales	$927.1	$833.3	11%
Inet products sales	84.5	—	>100%
R&S distributed products sales	23.1	87.3	(74)%

Total net sales	$1,034.7	$920.6	12%

      Consolidated net sales of more than $1.0 billion during fiscal year 2005 increased by 12% over the prior year. International net sales increased 20% as compared with the prior year and net sales in the United States increased 2%. The increase in net sales in both the United States and internationally was largely due to additional sales from Inet-related products and changes in backlog of Tektronix other products, discussed below, partially offset by a reduction in sales related to the discontinuation of the R&S distribution agreement. The weakening of the U.S. Dollar against major foreign currencies also had an $18.6 million favorable impact on net sales. In addition to product sales, net sales also include service revenues and sales from Maxtek, our wholly-owned components manufacturing subsidiary that produces components for third party customers as well as for Tektronix.
      Total product backlog at May 28, 2005 was $147.0 million, an increase of $4.7 million in the current year, compared with an increase of $37.8 million in the prior year. Excluding backlog associated with Inet and R&S distributed products, product backlog was $97.3 million at May 28, 2005, a decrease of $22.0 million in the current year, compared with an increase of $29.5 million in the prior year. Product backlog levels are affected by the timing of product orders received within the fiscal year and the delivery of those products. The geographical distribution of sales is directly correlated to the geographical distribution of orders. However, as we increase or decrease the level of product backlog within any given fiscal year, this direct correlation may vary. Tektronix maintains a general target for product backlog levels of 6 to 8 weeks of product sales. Total product backlog as of May 28, 2005 was approximately 8 weeks of product sales.
Gross Profit and Gross Margin
      Gross profit for fiscal year 2005 was $618.8 million, an increase of 18% over the prior year. The increase in gross profit was attributable to the increase in sales volume during the current fiscal year as well as the increase in gross margin on those sales.
      Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for fiscal year 2005 was 59.8%, an increase of 3.0 points over the prior year. Gross margin is affected by a variety of factors including, among other items, mix of product shipments, sales volumes, product pricing, foreign currency, inventory impairments and other costs such as warranty repair and sustaining engineering. The improvement in gross margin during the current fiscal year was primarily attributable to favorable product mix, largely related to the decline in sales of lower margin R&S products. Also contributing to the year over year increase was $13.9 million resulting from the favorable impact of changes in foreign currency exchange rates.
      The improvements in gross margin in fiscal year 2005 were partially offset by $14.8 million from charges resulting from the acquisition of Inet, which primarily included the amortization of acquisition related intangible assets. For additional information on the amortization of acquisition related intangible assets see the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis.

      During fiscal year 2005 and 2004, gross margins on R&S distribution sales were 27.3% and 22.3%, respectively. As noted above, we discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004.
Operating Expenses
      Operating expenses include research and development expenses, selling general and administrative expenses, business realignment costs, acquisition related costs (credits) and amortizations, net and net gains and losses from the sale of fixed assets. Each of these categories of operating expenses is discussed further below. It should be noted that although a portion of operating expenses is variable and therefore will fluctuate with operating levels, many costs are fixed in nature and are therefore subject to increase due to inflation and annual labor cost increases. Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat or declining. Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure.
      Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools. Such costs include labor and employee benefits, contract services, materials, equipment and facilities. R&D expenses were $163.5 million during fiscal year 2005, an increase of 25% as compared with the prior year. This increase was primarily attributable to the impact of consolidating eight months of Inet R&D expenses in the current fiscal year as compared with the prior year as well as higher labor related expense and elevated levels of spending on new product development. Approximately $20.9 million of the increase in fiscal year 2005 was due to the inclusion of R&D expenses from the Inet acquisition. The remaining increase in the current fiscal year was primarily attributable to increased spending on new product development. Labor related spending increased approximately $6.3 million.
      We continuously invest in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process. At times, Tektronix may focus certain engineering resources on the maintenance of the current product portfolio (sustaining engineering), which is expensed in Cost of goods sold on the Consolidated Statements of Operations. During the current year we used proportionally more of these engineering resources in new product development, thereby increasing research and development expense. Additionally, we incurred higher expenses associated with engineering materials as a result of the current projects’ stages of development. As Tektronix was a distributor of R&S products, there was no research and development expense associated with the sale of these products.
      Selling, general and administrative (“SG&A”) expenses were $300.9 million during fiscal year 2005, an increase of 8% compared with the prior year. This increase in SG&A was primarily attributable to additional expense of $20.4 million associated with the consolidation of the results of operations of Inet for eight months in the current fiscal year.
      The increase in SG&A not resulting from the Inet acquisition in the current fiscal year of $2.5 million was largely attributable to increased spending on our project to comply with the provisions of Section 404 of Sarbanes-Oxley Act of 2002. The increase on the overall SG&A expenses was offset by lower spending in other areas, largely related to lower commissions and other incentives in the current fiscal year due to the strong performance in the prior year comparable periods.
      Acquisition related costs (credits) and amortization, net are incurred as a direct result of the integration of significant acquisitions. The acquisition related costs of $41.6 million for fiscal year 2005 primarily relate to the acquisition of Inet. These Inet acquisition related costs included the $32.2 million write-off IPR&D, $3.4 million for amortization of intangible assets, $2.2 million for transition expenses and $0.8 million for amortization of unearned stock-based compensation resulting from the Inet acquisition accounting. The Inet purchase price and the allocation of the purchase price are discussed in the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis.

      Also included in the current fiscal year are transition expenses of $2.9 million related to our redemption of Sony/Tektronix in fiscal year 2003 mostly to accrue for voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with Tektronix through August 2005 while we complete our plan to transition manufacturing operations to other locations. Accordingly, Tektronix will recognize a liability for retention bonuses for 48 employees totaling $3.6 million that is being accrued ratably over the 18 month period ending in August 2005.
      During fiscal year 2004, the net acquisition related credit of $51.0 million was largely attributable to a net gain of $19.2 million on properties in Japan, primarily from the sale of the Japan headquarters building, and the $36.7 million gain on pension restructuring resulted from the substantial settlement of the defined benefit pension plans in Japan.
      A tabular summary of the activity for fiscal year 2005 and 2004 is as follows:

	2005	2004

	(In thousands)
Inet Acquisition:
Write-off of IPR&D	$32,237	$—
Amortization of acquired intangible assets	3,414	—
Amortization of unearned stock-based compensation	785	—
Transition costs	2,224	—
Sony/Tektronix Redemption:
Gain on Japan pension restructuring	—	(36,741)
Gain on sale of Shinagawa, Japan property	—	(22,525)
Other Shinagawa, Japan asset disposals	—	216
Impairment of Gotemba, Japan property held-for-sale	—	3,063
Transition costs	2,893	4,962

Acquisition related costs (credits) and amortization, net	$41,553	$(51,025)

      Business realignments costs represent actions to realign Tektronix’ cost structure in response to dramatic changes in operating levels or a significant acquisition or divestiture. These costs primarily comprise severance costs for reductions in employee headcount and costs associated with the closure of facilities and subsidiaries. In recent years, business realignment costs have primarily been associated with the realignment of Tektronix’ cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with Tektronix’ redemption of Sony/Tektronix. In many cases, and especially in foreign countries, these actions may take significant time to execute. Accordingly, Tektronix has continued to experience business realignment costs throughout fiscal year 2005 for actions planned in response to the reductions in operating levels experienced in fiscal year 2002 and 2003. During fiscal year 2005 Tektronix incurred business realignment costs of $3.1 million, a reduction from expense of $22.8 million in the prior fiscal year. The reduction from the prior year is the result of the previously planned actions being executed and recognized with fewer additional actions needing to be planned as business levels stabilized. Business realignment costs associated with the redemption of Sony/Tektronix were $0.2 million in fiscal year 2005 for severance related costs and $0.1 million in fiscal year 2004. For a full description of the components of business realignment costs please refer to the Business Realignment Costs section above in this Management’s Discussion and Analysis.
      The net gain on disposition of assets during fiscal year 2005 was primarily due to the sale of property located in Nevada City, California in the first quarter. Net proceeds of $9.9 million were received from the sale of the Nevada City assets with a carrying value of $7.7 million, resulting in a gain on sale of $2.2 million. This gain was partially offset by losses and impairments incurred in the ordinary course of business. The net loss on disposition of assets in the prior year was not significant.

Non-Operating Income/Expense
      Interest income was $17.1 million during fiscal year 2005, a decrease of 21% from the prior fiscal year. The decrease in interest income was due to a lower average balance of cash and investments during the current year resulting from our use of cash to repurchase outstanding common stock and for the acquisition of Inet.
      Interest expense during fiscal year 2005 was not significant. The decrease in interest expense from the prior year was largely due to the retirement of $56.3 million of outstanding debt in the first quarter of the prior year and full repayment of the outstanding principal balance on the TIBOR+1.75% debt facility during the third quarter of the prior year. For additional discussion of Tektronix’ borrowing activity please refer to the Financial Condition, Liquidity and Capital Resources section below.
      During fiscal year 2005, we incurred Other non-operating expense, net of $3.6 million as compared with Other non-operating income, net of $6.2 million in the prior year. Other non-operating income, net in the prior year included a net realized gain of $7.3 million recorded during the third quarter in conjunction with the sale of 0.4 million shares of common stock of Merix Corporation. During fiscal year 2005, we were negatively impacted by foreign currency losses which largely contributed to the remaining variance from the prior year.
Income Taxes
      Income tax expense for fiscal year 2005 was $45.3 million, which represents an effective tax rate of 37%. Income tax expense in fiscal year 2005 does not include a tax benefit from the $32.2 million write-off of IPR&D from the Inet acquisition. In addition, the impact of purchase accounting adjustments from the Inet acquisition, such as the amortization of acquisition related items and non-cash expense for the inventory step up to fair value, were tax effected at the statutory rate. Excluding the impact of the write-off of IPR&D and Inet purchase accounting adjustments, the effective tax rate for fiscal year 2005 was 30%, compared with a slightly lower effective tax rate of 29% for the prior year.
      The effective tax rate is impacted by a variety of estimates, including the amount of taxable income for the fiscal year, the mix of that income between foreign and domestic sources and expected utilization of previously impaired foreign tax credits. As these tax credits are utilized, the effective tax rate could increase in future periods, offset by our ability to identify and implement additional tax strategies. In addition, the effective tax rate is impacted by the conclusion of audits by taxing jurisdictions, which may differ from previous estimates associated with the audits. To the extent our estimates and other amounts or circumstances change, the effective tax rate may change accordingly.
Discontinued Operations
      The net gain from discontinued operations during fiscal year 2005 primarily resulted from the resolution of certain contingencies associated with the sale of CPID which is described under “Critical Accounting Estimates — Contingencies.”
      The net loss from discontinued operations during fiscal year 2004 was largely due to the sale of Gage Applied Sciences (“Gage”), a wholly-owned subsidiary of Tektronix. We approved and initiated an active plan for the sale of Gage in fiscal year 2003. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. During the first quarter of fiscal year 2004, we sold the operations of Gage to a third party. We recorded an after-tax loss of $0.8 million during the first quarter of fiscal year 2004 to reflect adjustments to the previously estimated after-tax loss of $2.2 million on the disposition of this discontinued operation which was initially recorded during the fourth quarter of fiscal year 2003 to write-down the net assets of Gage, primarily for goodwill, to net realizable value less estimated selling costs.
      See Note 6 to the Consolidated Financial Statements for further discussion of discontinued operations.
Net Earnings
      For fiscal year 2005, we recognized consolidated net earnings of $81.6 million, a decrease of $34.5 million from net earnings of $116.1 million for fiscal year 2004. These decreases were largely due to the impact of the

Inet acquisition, which included the write-off of IPR&D and amortization of acquisition related items. In addition, the impacts of the significant increases in sales and gross profit in the current fiscal year were significantly offset by the prior year net gain from the Japan pension settlement in the second quarter and the prior year net gain from the sale of Japan properties recognized in the third quarter.
Earnings Per Share
      The decrease in earnings per share is a result of the decreased net earnings discussed above, and to a lesser extent, slightly higher weighted average shares outstanding in the current year which includes shares issued for the Inet acquisition and employee stock plans, offset by share repurchases.
Fiscal Year 2004 Compared to Fiscal Year 2003
      Fiscal year 2004 included 52 weeks, while fiscal year 2003 included 53 weeks. In addition, the Sony/ Tektronix redemption was effective on September 30, 2002. Accordingly, we consolidated eight months of the results of the Japan subsidiary in fiscal year 2003. In fiscal year 2004, the results of the Japan subsidiary were consolidated in all months. As a result, balances for fiscal year 2004 on the Consolidated Statements of Operations are higher due in part to the consolidation of more operating periods.
Economic Conditions
      Beginning in the second half of fiscal year 2001, and continuing through fiscal year 2002, economic conditions had a significant negative impact on many markets into which we sold our products including, but not limited to, optical design and manufacturing, mobile handset manufacturing, automated test equipment, telecommunications and semiconductor design and manufacturing. During fiscal year 2003, these economic conditions continued to affect many of the markets into which we sold our products, although the impact was less severe than in prior years and certain markets appeared to begin to stabilize towards the end of that fiscal year. From a geographical perspective, we began to see the economic environment stabilize in the United States and Japan. The stabilization of certain markets that began at the end of fiscal year 2003 continued into fiscal year 2004. During fiscal year 2004, we continued to experience a phased recovery of its end markets, with growth across all regions and most product lines throughout the current fiscal year.
      In response to the reduced level of orders and associated sales in fiscal years 2002 and 2003, we incurred significant business realignment costs. We continued to incur business realignment costs in fiscal year 2004 to further reduce our cost structure in order to provide an amount of operating income that we believed was appropriate at the current sales levels. Many of the costs incurred in fiscal year 2004 were associated with actions that were identified during prior fiscal years, but for which sufficient action had not yet been taken to support the recognition of the associated expense. Many of the business realignment actions planned by us take significant time to execute, particularly if they are being conducted in countries outside the United States.
Discontinuation of Rohde and Schwarz Distribution Agreement
      During fiscal years 2004 and 2003, we generated revenue of $87.3 million and $58.2 million, respectively, from R&S distributed products. As of May 29, 2004, we had product backlog of approximately $23.0 million related to R&S distributed product. Substantially all of this backlog was shipped and subsequently recognized as revenue during the first quarter of fiscal year 2005. As we were a distributor of these products, the corresponding sales generated lower gross margins compared to sales of products manufactured by us. In fiscal years 2004 and 2003, gross margins on these distribution sales were 22.3% and 26.0%, respectively. We incurred selling, general and administrative expenses in connection with our efforts to distribute these products. For fiscal years 2004 and 2003, distribution of these products resulted in a nominal loss on a fully allocated basis. As a result of the discontinuation of this distribution agreement, we had reduced and redirected selling, general and administrative resources in response to the related reduction in gross profit.

Product Orders
      Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. In fiscal year 2004, product orders increased $157.5 million or 21.0% as compared with fiscal year 2003. The growth in product orders was primarily driven by strength in the overall markets, demonstrated by year over year growth in all of our product categories and geographical regions. Additional factors contributing to the growth included good response to new products, the favorable impact of foreign currency exchange rate changes, and the consolidation of additional four months of results from our Japan subsidiary in fiscal year 2004 as compared with fiscal year 2003.
      Geographically, product orders increased 24% in the United States and 19% internationally. From a regional perspective, growth in international regions was primarily driven by Japan, which grew approximately 50% and Europe, which grew approximately 14%. The growth in the Japan region was driven by growth in the local economy, the consolidation of the Japan subsidiary for more periods in fiscal year 2004, as discussed above, good response to new products and the favorable impact of foreign currency exchange rate fluctuations. The growth in the Europe region was driven partially by the stabilization of certain economies and markets within that region as well as good response to new products, but also from the favorable impact of foreign currency exchange rate fluctuations. The favorable impact of foreign currency exchange rates was attributable for total year over year growth of approximately $16.5 million, or 2%, mostly attributable to currency fluctuation in European and Japan. Growth in the United States was driven by the continued economic recovery of the markets into which we sell our products.
      During fiscal years 2004 and 2003, we generated product orders of $96.2 million and $62.6 million, respectively, from distribution of R&S products. As noted above, we discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004. The year over year growth from the distribution of these products was primarily in the United States.
Net Sales
      Consolidated net sales in fiscal year 2004 increased $129.6 million, or 16%, as compared with fiscal year 2003. International net sales increased 17% in fiscal year 2004 as compared with fiscal year 2003, while net sales in the United States increased 16%. The increase in net sales in both the United States and internationally was primarily due to increased product orders in these geographies during fiscal year 2004, as discussed above. The increase in net sales attributable to higher product orders was partially offset by the increase in product backlog in fiscal year 2004 as compared with fiscal year 2003. In fiscal year 2004, we increased product backlog by $37.8 million as compared with a $27.0 million increase in product backlog in fiscal year 2003. In addition to product sales, net sales also include revenues from service and component sales. As noted above, in fiscal year 2004 we increased product backlog, and therefore the increase in product orders was greater than the increase in product sales. The geographical distribution of sales is directly correlated to the geographical distribution of orders. However, as we increase or decrease the level of product backlog within any given fiscal year, this direct correlation may vary.
      Product backlog at May 29, 2004 was $142.2 million, an increase of $37.8 million from product backlog of $104.4 million at May 31, 2003. Ending product backlog as of May 29, 2004 was approximately 8 weeks of product sales. Product backlog levels are affected by the timing of product orders received within the quarter. We maintain a general target for product backlog levels of 6 to 8 weeks of product sales.
      During fiscal years 2004 and 2003, we generated revenue of $87.3 million and $58.2 million respectively, from R&S distributed products and had related product backlog of approximately $23.0 million as of May 29, 2004. As noted above, we discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004.

Gross Profit and Gross Margin
      Gross profit for fiscal year 2004 was $523.0 million, an increase of $117.3 million from gross profit of $405.7 million as compared with fiscal year 2003. The increase in gross profit was attributable to the increase in sales volume in fiscal year 2004 as well as the increase in gross margin on those sales.
      Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for fiscal year 2004 was 56.8%, an increase of 5.5 points over the fiscal year 2003 gross margin of 51.3%. Gross margin is affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments and other costs such as warranty repair and sustaining engineering. The improvement in gross margin during fiscal year 2004 was primarily attributable to higher sales volumes, which spread additional revenue over a partially fixed manufacturing cost structure, and favorable mix resulting from the shipment of higher margin products. Also contributing to the year over year increase was the positive impact of our explicit program to increase gross margin, whereby we reviewed all cost drivers within gross margin and created a focused effort on reducing these costs where appropriate. Additionally, gross margin was also impacted by consolidation of four more months of the Japan operations in fiscal year 2004 as compared with fiscal year 2003.
      During fiscal years 2004 and 2003, gross margins on R&S distribution sales were 22.3% and 26.0%, respectively. As noted above, we discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004.
Operating Expenses
      In fiscal year 2004, operating expenses included research and development expenses, selling general and administrative expenses, business realignment costs, acquisition related costs (credits) and amortization, net and net gains and losses from the sale of fixed assets. In prior years, operating expenses included our portion of the income or loss of Sony/Tektronix classified as Equity in business ventures’ loss on the consolidated statement of operations. As noted above, this former joint venture is now a wholly-owned subsidiary of Tektronix and therefore the operating results are consolidated. Each of these categories of operating expenses is discussed further below.
      Research and development expenses increased $29.2 million, or 29%, in fiscal year 2004 as compared with fiscal year 2003. This increase was primarily attributable to higher labor related expense and elevated levels of spending on new product development, as well as the impact of consolidating four more months of the Japan operations in fiscal year 2004 as compared with fiscal year 2003. Labor related spending increased approximately $10.3 million, of which $9.2 million was associated with increased variable incentive expense. The remaining difference was the net effect of annual salary increases offset by reduced headcount and one less week of operations in fiscal year 2004. During fiscal year 2004 we used proportionally more of these engineering resources in new product development, thereby increasing research and development expense. Additionally, we incurred higher expenses associated with engineering materials as a result of the current projects’ stages of development. As we were a distributor of R&S products, there was no research and development expense associated with the sale of these products.
      Selling, general and administrative (“SG&A”) expenses increased $30.4 million, or 12% in fiscal year 2004 as compared with fiscal year 2003. This increase in SG&A was primarily attributable to increased labor related expense, increased sales commissions and additional expense associated with the consolidation of the Japan subsidiary for more periods in fiscal year 2004 than fiscal year 2003. Labor related expense increased approximately $17.4 million, primarily driven by $12.5 million of higher variable incentives expense as well as additional increases for annual salary raises. These increases were partially offset by cost savings of $4.9 million from headcount reduction actions as well as savings associated with one less week in fiscal year 2004 as compared with fiscal year 2003. Sales commissions increased $6.6 million as compared with fiscal year 2003 as a result of the increased order rate in fiscal year 2004 as discussed above. The consolidation of the Japan subsidiary for more periods in fiscal year 2004 resulted in approximately $9.1 million of additional SG&A expense.

      As noted above, we incurred selling, general and administrative expenses to distribute R&S produced products. These costs included direct expenses to market and sell these products as well as the allocation of corporate overhead. Upon discontinuation of this distribution agreement, we had reduced and redirected selling, general and administrative expenses in response to the related reduction in gross profit.
      Equity in business venture’s loss in fiscal year 2003 represented our 50% share of net loss from the Sony/Tektronix joint venture. We completed the redemption of Sony/Tektronix in the second quarter of fiscal year 2003 and results subsequent to the acquisition date have been consolidated in the operating results of Tektronix.
      In fiscal year 2004 we incurred business realignment costs of $22.8 million, a reduction from expense of $34.6 million as compared with fiscal year 2003. The reduction from fiscal year 2003 is the result of the previously planned actions being executed and recognized with fewer additional actions needing to be planned as business levels stabilized. Business realignment costs associated with the acquisition of Sony/ Tektronix were $0.1 million in fiscal year 2004 for severance related costs and $14.5 million in fiscal year 2003 which included $11.2 million for severance related costs and $3.3 million for pension curtailment and settlement losses for 155 employees. For a full description of the components of business realignment costs please refer to the Business Realignment Costs section above in this Management’s Discussion and Analysis.
      Acquisition related costs (credits) and amortization, net included incremental credits and costs incurred as a direct result of the integration of significant acquisitions. The acquisition related costs (credits) and amortization, net for fiscal years 2004 and 2003 are solely related to our redemption of Sony/ Tektronix discussed above. During fiscal year 2004, we recognized net credits resulting from two significant gains, which were partially offset by certain costs.
      A tabular summary of the activity is as follows:

	2004	2003

	(In thousands)
Gain on Japan pension restructuring	$(36,741)	$—
Gain on sale of Shinagawa, Japan property	(22,525)	—
Other Shinagawa, Japan asset disposals	216	—
Impairment of Gotemba, Japan property held-for-sale	3,063	—
Transition costs	4,962	3,521

Acquisition related costs (credits) and amortization, net	$(51,025)	$3,521

      The gain on pension restructuring resulted from the substantial settlement of the defined benefit pension plans in Japan during the second quarter of fiscal year 2004, which is further described in Note 26 to the Consolidated Financial Statements. The gain on sale of Shinagawa, Japan property resulted from sale of the previous Japan headquarters building during the third quarter of fiscal year 2004. We were actively marketing a second property located in Gotemba, Japan, and incurred the $3.1 million impairment charge of this property in the third quarter of fiscal year 2004 to properly reflect its carrying amount at the estimated net selling price. This property was sold in fiscal year 2005. Transition costs represent incremental costs incurred to integrate the operations of the acquired entity into the on-going operations of Tektronix. In the fourth quarter of fiscal year 2004, we offered voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with Tektronix through August 2005 while we complete our plan to transition manufacturing operations to other locations. Accordingly, we will recognize a liability for retention bonuses for 48 employees of approximately $3.6 million ratably through August 2005. During the fourth quarter of fiscal year 2004, we recognized an expense of $0.6 million for the retention bonuses, which are included in Acquisition related costs (credits) and amortization, net on the Consolidated Statements of Operations.
Non-Operating Income/Expense
      Interest income during fiscal year 2004 decreased $6.4 million as compared with fiscal year 2003. The decrease in interest income was due to a lower average balance of invested cash as well as lower yields on invested cash.

      Interest expense during fiscal year 2004 decreased $4.7 million as compared with fiscal year 2003. The decrease in interest expense was largely due to a lower average balance of outstanding debt due to the retirement of $56.3 million of outstanding debt in the first quarter of fiscal year 2004 on the scheduled payment date of August 1, 2003. In addition, we paid the outstanding principal balance in full on the TIBOR+1.75% debt facility during fiscal year 2004.
      Other non-operating income (expense), net of $6.2 million during fiscal year 2004, included a net realized gain of $7.3 million recorded during the third quarter in conjunction with the sale of 0.4 million shares of common stock of Merix Corporation as discussed further in Note 14 to the Consolidated Financial Statements.
Income Taxes
      Income tax expense for fiscal year 2004 was $49.1 million, resulting in an effective tax rate of 29%. During fiscal year 2003, we realized an overall tax benefit of $1.8 million due to a $12.5 million benefit resulting from the settlement of the IRS audit of Tektronix’ fiscal year 1998, 1999 and 2000. This benefit in fiscal year 2003 was offset in part by income tax expense of $10.7 million, which was recorded at an effective tax rate of 32%. The decrease in the effective tax rate from 32% in fiscal year 2003 to 29% during fiscal year 2004 was due to the resolution of certain tax contingencies as well as the net utilization of previously impaired foreign tax credits. The effective tax rate was impacted by a variety of estimates, including the amount of income during fiscal year 2004 and the mix of that income between foreign and domestic sources. To the extent the estimates of these and other amounts change, the effective tax rate may change accordingly.
Discontinued Operations
      During fiscal year 2003, we approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly-owned subsidiary of Tektronix. Gage, located in Montreal, Canada, produced PC-based instruments products. The divestiture of this entity was consistent with our strategy of concentrating our resources in core product areas and de-emphasizing products which are determined to be less aligned with strategic objectives. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. During the first quarter of fiscal year 2004, we sold the operations of Gage to a third party. We classified this subsidiary as held-for-sale during fiscal year 2003 and recorded an after-tax impairment charge of $2.2 million to write-down the carrying value of assets to the net realizable value less estimated selling costs. Upon sale of this entity in fiscal year 2004, we recorded an after-tax loss on sale of $1.3 million.
      Loss from discontinued operations in fiscal year 2004 also included an additional net loss from the sale of the optical parametric test business due to settlement of additional costs arising after the sale, which closed in the third quarter of fiscal year 2003. Loss from discontinued operations in fiscal year 2003 included operating losses from Gage and the optical parametric test business, as well as operating losses from VideoTele.com, which was sold during the second quarter of fiscal year 2003. Offsetting these losses in fiscal year 2003 was a $13.0 million gain resulting from resolution of certain estimated liabilities related to the sale of our Color Printing and Imaging Division, which is discussed in more detail in Note 17 to the Consolidated Financial Statements.
Net Earnings
      For fiscal year 2004, we recognized consolidated net earnings of $116.1 million, an increase of $90.8 million from net earnings of $25.3 million for fiscal year 2003. The increase in fiscal year 2004 was largely due to overall increased sales, higher gross profit, the $36.7 million pension gain in Japan, as well as the gain of $22.5 million from the sale of property in Japan. These increases were partially offset by additional operating expenses from the consolidation of the Japan subsidiary.
Earnings Per Share
      The increase in earnings per share is a result of the increased net earnings discussed above, and to a lesser extent, decreased weighted average shares outstanding in fiscal year 2004 as a result of our repurchases of Tektronix common stock.

Liquidity and Capital Resources
Sources and Uses of Cash
      Cash Flows. The following table is a summary of our Consolidated Statements of Cash Flows:

	2005	2004	2003

	(In thousands)
Cash provided by (used in):
Operating activities	$90,328	$133,889	$70,753
Investing activities	97,440	(11,726)	(4,719)
Financing activities	(207,057)	(167,194)	(143,455)
      Operating Activities. Cash provided by operating activities of $90.3 million for fiscal year 2005 decreased $43.6 million in fiscal year 2005 as compared with the prior fiscal year. The impact of higher net sales and gross profit in fiscal year 2005 were offset by higher cash payments in the first quarter of $49.3 million for cash contributions to our defined benefit pension plans and $29.8 million for annual incentive compensation payments accrued during fiscal year 2004, as compared with payments in fiscal year 2004 of $34.7 million for cash contributions to our defined benefit pension plans and $5.8 million for annual incentive compensation payments accrued during fiscal year 2003. Other adjustments to reconcile net earnings to net cash provided by operating activities in the current year such as the write-off of IPR&D and amortization of acquisition related items are presented on the Consolidated Statements of Cash Flows.
      As noted above, we made a cash contribution of $46.5 million to the U.S. Cash Balance pension plan in the first quarter of fiscal year 2005. This funding reduced Other long-term liabilities on the Consolidated Balance Sheets. Subsequent to the current fiscal year, we made an additional contribution of $33.4 million to the U.S. Cash Balance pension plan during the first quarter of fiscal year 2006. Depending on the future market performance of the pension plan assets, we may make additional large cash contributions to the plan in the future.
      Investing Activities. Cash provided by investing activities was $97.4 million during fiscal year 2005, compared with cash used in investing activities of $11.7 million in the prior fiscal year. The increase in net cash inflow was largely attributable to net sales and maturities of marketable investments. The cash inflow from the sale of marketable investments was used to fund the $93.9 million net cash portion of the Inet acquisition and a significant portion of the $208.4 million used to repurchase common stock during the current fiscal year. We expended $32.5 million for capital purchases of fixed assets to be used in the ordinary course of business. We realized $19.8 million of proceeds from the disposition of fixed assets, primarily from proceeds of $9.9 million from the sale of the Nevada City, California property in the first quarter and proceeds of $8.8 million from the sale of property in Gotemba, Japan in the third quarter of the current fiscal year. Proceeds from the disposition of fixed assets in the prior year included $46.0 million from the sale of the Shinagawa, Japan property. Proceeds from the sale of corporate equity securities in the current year were $2.7 million from the sale of common stock of Tut Systems, Inc. and in the prior year, we received proceeds of $7.3 million from the sale of common stock of Merix Corporation.
      Financing Activities. Cash used in financing activities of $207.1 million during fiscal year 2005 increased by $39.9 million, as compared with the prior fiscal year, largely due to higher repurchases of Tektronix common stock. During fiscal year 2005 we paid $208.4 million to repurchase 7.8 million shares of Tektronix common stock at an average price of $26.63 per share, compared with payments totaling $72.4 million to repurchase 2.7 million shares of common stock at an average price of $27.24 per share during the prior fiscal year. Dividend payments were $19.4 million in fiscal year 2005 as compared to $10.2 million in the prior fiscal year, due to a 50% increase in the quarterly cash dividend per share to $0.06 in the second quarter of the current year. We began paying quarterly cash dividends of $0.04 per share in the second quarter of the prior fiscal year. Cash used for the repayment of long-term debt in the prior fiscal year included $56.3 million for the 7.5% notes due on August 1, 2003 and $60.9 million to repay the full outstanding principal balance on the TIBOR+1.75% debt facility.

      The above noted repurchases of Tektronix common stock were made under authorizations totaling $950.0 million approved by the Board of Directors. These authorizations to purchase common stock on the open market or through negotiated transactions comprised $550.0 million in fiscal year 2000 and $400.0 million in fiscal year 2005. As of May 28, 2005, our cumulative repurchases totaled $597.2 million for 25.0 million shares at an average price of $23.93 per share. The reacquired shares were immediately retired, in accordance with Oregon corporate law.
      Subsequent to the end of fiscal year 2005, on June 23, 2005, we declared a quarterly cash dividend of $0.06 per share for the first quarter of fiscal year 2006. The dividend was paid on July 25, 2005 to shareholders of record as of the close of market on July 8, 2005.
      At May 28, 2005, we maintained unsecured bank credit facilities totaling $35.9 million, of which $32.4 million was unused.
Contractual Obligations
      The contractual obligation summary below represents our estimates of future payment under fixed contractual obligations and commitments. The actual payments may differ from these estimates due to changes in our business needs, cancellation provisions, and other factors. We cannot provide certainty regarding the timing of payment schedule and amounts of payments.
      The following table summarizes Tektronix’ contractual obligations at May 28, 2005:

		Less Than	1-3	4-5	After
	Total	1 Year	Years	Years	5 Years

	(In thousands)
Operating leases(1)	$98,556	$26,641	$40,661	$28,660	$2,594
Non-cancelable purchase commitments(1)	49,079	46,089	2,990	—	—
Defined contribution plan in Japan(2)	12,598	2,100	4,199	4,199	2,100
Employee severance(3)	1,251	1,251	—	—	—
Retention bonuses in Gotemba, Japan(4)	3,599	3,599	—	—	—

	$165,083	$79,680	$47,850	$32,859	$4,694

(1)	The non-cancelable operating leases and purchase commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America.

(2)	Represents the current balance of the funding commitment upon establishment of the new defined contribution plan to be paid in annual installments over a remaining period of six years.

(3)	Represents the current balance of employee severance obligations from business realignment actions. The majority of the payments are expected to be paid within the next fiscal year; however, payments outside of the U.S., especially in Europe, may extend beyond one year.

(4)	Represents estimated future payment of retention bonuses to employees in Gotemba, Japan, who accepted the voluntary incentive program to remain with Tektronix through August 2005 while Tektronix completes its plan to relocate manufacturing operations to other locations.

Working Capital
      The following table summarizes working capital as of May 28, 2005 and May 29, 2004:

	2005	2004

	(In thousands)
Current assets:
Cash and cash equivalents	$131,640	$149,011
Short-term marketable investments	120,881	90,956
Trade accounts receivable, net of allowance for doubtful accounts of $3,406 and $3,013, respectively	155,332	133,150
Inventories	131,096	102,101
Other current assets	80,177	87,589

Total current assets	619,126	562,807
Current liabilities:
Accounts payable and accrued liabilities	$115,058	$151,825
Accrued compensation	78,938	89,212
Deferred revenue	57,509	25,247

Total current liabilities	251,505	266,284

Working capital	$367,621	$296,523

      Working capital increased in the current year by $71.1 million. Current assets increased in the current year by $56.3 million, largely as a result of non-cash current assets received in the Inet acquisition in the second quarter of fiscal year 2005 and the increases in short-term marketable investments resulting from strategic repositioning of our marketable investment portfolio from long-term to short-term due to the current market interest rate environment.
      Other current assets decreased by $7.4 million, largely from the net result of the sale of property classified as held-for-sale located in Gotemba, Japan and Nevada City assets. The $22.2 million increase in accounts receivable was due to the timing of shipments at the end of the fourth quarter of the current fiscal year. The $29.0 million increase in inventories was due to the timing of shipments of finished goods inventory and timing of materials purchases.
      Current liabilities decreased $14.8 million, primarily from a decrease of $36.8 million in accounts payable and accrued liabilities due to timing of manufacturing purchases and a decrease of $10.3 million in accrued compensation largely related to the payout of prior year incentives and lower accrual of fiscal year incentives. These current liability decreases were partially offset by the increase of $32.3 million of deferred revenue, largely as a result of deferred revenue from products related to the Inet acquisition. Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above.
      Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions and potential acquisitions, capital expenditures and contractual obligations through fiscal year 2006.
Recent Accounting Pronouncements
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletins (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of Tektronix.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Tektronix will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Tektronix. See Note 4 to the Consolidated Financial Statements for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.
      In April 2005, the FASB issued FASB Interpretation (“FIN”) 47 “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the entity is required to record a liability in financial statement for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The “conditional asset retirement obligation” terminology used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is required to be adopted no later than the end of fiscal year 2006. Management is currently evaluating the requirements of FIN 47 and has not yet determined the impact on the consolidated financial statements.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3.” This SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. Management does not expect this statement to have a material effect on the consolidated financial statements.
      In June 2005, the FASB issued FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations.” This FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. This FSP 143-1 is effective the later of, the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. Management is currently evaluating the impact of FSP 143-1.
Risks and Uncertainties
      Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” that precedes Item 1 Business of this Form 10-K.

We compete in a highly cyclical market.
      Our business depends on capital expenditures of manufacturers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been very cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment and services manufactured and marketed by us. During periods of reduced and declining demand, we may need to rapidly align our cost structure with prevailing market conditions while at the same time motivate and retain key employees. Our net sales and operating results could be adversely affected by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in these industries. In addition, the telecommunications industry has been going through a period of consolidation in which several major telecommunications operators have either merged with each other or been acquired. This consolidation activity may affect the overall level of capital expenditures made by these operators on test and measurement equipment, and may also affect the relative competitive position between us and our competitors in this market.

The industries we serve experience rapid changes in technology.
      We sell our products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. Our ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because we sell test, measurement and diagnostic products that enable our customers to develop new technologies, we must accurately anticipate the ever-evolving needs of those customers and deliver appropriate products and technologies at competitive prices to meet customer demands. Our ability to deliver those products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third party providers on a timely basis and at reasonable prices. In addition, we face risks associated with bringing products into compliance with the “Restriction of Hazardous Substances” worldwide regulatory provisions, which include removing lead from current and future product designs. Failure to deliver competitive products in a timely manner and at a reasonable price could have an adverse effect on our results of operations, financial condition or cash flows.
      There are additional product risks associated with sales of the network monitoring products. Sales of these products are typically recognized upon the completion of system installation or customer acceptance. Changes or delays in the implementation or customer acceptance of our products could harm our financial results. Sales of our network monitoring products are made predominantly to a small number of large communications carriers and involve significant capital expenditures as well as lengthy sales cycles and implementation processes, which could harm our financial results. We rely upon software licensed from third parties such as Oracle Corporation, Cognos Incorporated and others. If we are unable to maintain these software licenses on commercially reasonable terms, our business, financial condition and results of operations could be harmed.
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

Competition is intense, may intensify and could result in increased downward pricing pressure, reduced margins and the loss of market share.
      We compete with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies. Other competitors include Acterna Corporation, Anritsu Corporation, Catapult Communications, LeCroy Corporation, Rohde & Schwarz, Yokogawa Electric Corporation and many other smaller companies. In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability and price. Some of our competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which we compete. We face pricing pressures that may have an adverse impact on our earnings. If we are unable to compete effectively on these and other factors, it could have a material adverse effect on our results of operations, financial condition or cash flows. In addition, we enjoy a leadership position in various core product categories, and continually develop and introduce new products designed to maintain that leadership, as well as to penetrate new markets. Failure to develop and introduce new products that maintain a leadership position or that fail to penetrate new markets may adversely affect operating results.

We obtain various key components from sole and limited source suppliers.
      Our manufacturing operations are dependent on the ability of suppliers to deliver high quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. We periodically experience constrained supply of component parts in some product lines as a result of strong demand in the industry for those parts. These constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. There is increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results. In addition, we use various sole source components that are integral to a variety of products. Disruption in key sole source suppliers could have a significant adverse effect on our results of operations.

A significant portion of our revenues have come from international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.
      We maintain operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea and Singapore; and Japan. For fiscal year 2005, more than half of our revenues were from international sales. In addition, some of our manufacturing operations and key suppliers are located in foreign countries, including China, where we expect to further expand our operations. As a result, the business is subject to the worldwide economic and market conditions risks generally associated with doing business globally, such as fluctuating exchange rates; the stability of international monetary conditions; tariff and trade policies; export license requirements and restrictions of the export of technology; import regulations; domestic and foreign tax policies; foreign governmental regulations; political unrest, wars and acts of terrorism; epidemic disease and other health concerns; and changes in other economic and political conditions. These factors, among others, could restrict or adversely affect our ability to sell in global markets, as well as our ability to manufacture products or procure supplies, and could subject us to additional costs. In addition, a significant downturn in the global economy or a particular region could adversely affect our results of operations, financial condition or cash flows.

Our success depends on our ability to maintain and protect our intellectual property and the intellectual property licensed from others.
      As a technology-based company, our success depends on developing and protecting our intellectual property. We rely generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of our products, however, is generally not patentable in its entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that actions we take to establish and protect proprietary rights will be adequate, particularly in countries (including China) where intellectual property rights are not highly developed or protected. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on our results of operations, financial condition or cash flows. From time to time in the usual course of business, we receive notices from third parties regarding intellectual property infringement or take action against others with regard to intellectual property rights. Even where we are successful in defending or pursuing infringement claims, we may incur significant costs. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on our business.

We are subject to environmental regulations.
      We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of our hazardous chemicals used during our manufacturing process. We have closed a licensed hazardous waste management facility at our Beaverton, Oregon campus and have entered into a consent order with the Oregon Department of Environmental Quality requiring certain remediation actions. If we fail to comply with the consent order or any present or future regulations, we could be subject to future liabilities or the suspension of production. In addition, environmental regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.

Our stock price can be volatile.
      The price of our common stock may be subject to wide, rapid fluctuations. These fluctuations may be due to factors specific to us, such as changes in operating results or changes in analysts’ estimates regarding earnings. Fluctuations in the stock price may also be due to factors relating to the telecommunications, semiconductor, and computer industries or to the securities markets in general. Fluctuations in stock prices have often been unrelated to the operating performance of the specific companies whose stocks are traded. Shareholders should be willing to incur the risk of fluctuations in our stock price.

The integration of Inet Technologies, Inc. is subject to risks.
      On September 30, 2004 we acquired all of the outstanding common stock of Inet Technologies, Inc. We are continuing to integrate the operations of Inet into Tektronix. The successful integration of the Inet business is subject to a number of risk factors that could adversely affect our consolidated results of operations, financial condition and cash flows. These risks include the necessity of coordinating geographically separated organizations, integrating personnel with diverse business backgrounds, integrating Inet’s technology and products, combining different corporate cultures, retaining key employees, maintaining customer satisfaction and current bid processes, maintaining product development schedules, coordinating sales and marketing activities and preserving important distribution relationships, diversion of management’s attention with the consequent negative impact upon our execution of our overall strategy, and failure to realize expected cost savings and other synergies from the merger.

Our defined benefit pension plans are subject to financial market risks.
      Our defined benefit pension plan obligations are affected by changes in market interest rates and the majority of plan assets are invested in publicly traded debt and equity securities, which are affected by market risks. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may adversely impact our operating results. See “Critical Accounting Estimates” above for additional discussion.

We face other risk factors.
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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Financial Market Risk
      Tektronix is exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.
      Tektronix maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of May 28, 2005 would reduce the market value by $2.0 million, which would be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold.
      Tektronix is exposed to equity price risk primarily through its marketable equity securities portfolio, including investments in Merix Corporation, Tut Systems, Inc., and other companies. Tektronix has not entered into any hedging programs to mitigate equity price risk. An adverse change of 20% in the value of these securities would reduce the market value by $1.7 million, which would likely be reflected in Accumulated other comprehensive loss on the Consolidated Balance Sheets until sold. If the adverse change results in an impairment that is considered to be other-than-temporary, the loss on impairment would be charged to net earnings on the Consolidated Statements of Operations.
      Tektronix is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Tektronix’ policy is to only enter into derivative transactions when Tektronix has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At May 28, 2005, a 10% adverse movement in exchange rates would result in a $0.6 million loss on Euro forward contracts with a notional amount of $5.7 million.

Item 8.	Financial Statements and Supplementary Data.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Tektronix, Inc.
Beaverton, Oregon
We have audited the accompanying consolidated balance sheets of Tektronix, Inc. and subsidiaries (the “Company”) as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years ended May 28, 2005, May 29, 2004, and May 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tektronix, Inc. and subsidiaries as of May 28, 2005 and May 29, 2004, and the results of their operations and their cash flows for the fiscal years ended May 28, 2005, May 29, 2004, and May 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 28, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 4, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ Deloitte & Touche llp

Portland, Oregon
August 4, 2005

Consolidated Statements of Operations

	For the Fiscal Years Ended

	May 28, 2005	May 29, 2004	May 31, 2003

	(In thousands, except per share amounts)
Net sales	$1,034,654	$920,620	$791,048
Cost of sales	415,878	397,577	385,305

Gross profit	618,776	523,043	405,743
Research and development expenses	163,474	130,386	101,137
Selling, general and administrative expenses	300,925	277,993	247,605
Equity in business venture’s loss	—	—	2,893
Business realignment costs	3,100	22,765	34,551
Acquisition related costs (credits) and amortization, net	41,553	(51,025)	3,521
Loss (gain) on disposition of assets, net	(1,700)	1,134	108

Operating income	111,424	141,790	15,928
Interest income	17,144	21,565	27,997
Interest expense	(820)	(2,208)	(6,874)
Other non-operating income (expense), net	(3,564)	6,165	(3,746)

Earnings before taxes	124,184	167,312	33,305
Income tax expense (benefit)	45,333	49,087	(1,843)

Net earnings from continuing operations	78,851	118,225	35,148
Gain (loss) from discontinued operations, net of income taxes	2,745	(2,130)	(9,819)

Net earnings	$81,596	$116,095	$25,329

Earnings (loss) per share:
Continuing operations — basic	$0.91	$1.40	$0.40
Continuing operations — diluted	$0.89	$1.37	$0.40
Discontinued operations — basic	$0.03	$(0.03)	$(0.11)
Discontinued operations — diluted	$0.03	$(0.02)	$(0.11)
Net earnings — basic	$0.94	$1.37	$0.29
Net earnings — diluted	$0.93	$1.35	$0.29
Weighted average shares outstanding:
Basic	86,803	84,720	87,105
Diluted	88,151	86,038	87,367
Cash dividends declared per share	$0.22	$0.12	$—
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

	May 28, 2005	May 29, 2004

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$131,640	$149,011
Short-term marketable investments	120,881	90,956
Trade accounts receivable, net of allowance for doubtful accounts of $3,406 and $3,013, respectively	155,332	133,150
Inventories	131,096	102,101
Other current assets	80,177	87,589

Total current assets	619,126	562,807
Property, plant and equipment, net	120,546	105,310
Long-term marketable investments	226,892	463,878
Deferred tax assets	56,560	105,886
Goodwill, net	301,934	79,774
Other long-term assets	135,285	30,825

Total assets	$1,460,343	$1,348,480

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$115,058	$151,825
Accrued compensation	78,938	89,212
Deferred revenue	57,509	25,247

Total current liabilities	251,505	266,284
Long-term liabilities	223,015	211,616
Commitments and contingencies (Note 17)	—	—
Shareholders’ equity:
Preferred stock, no par value (authorized 1,000 shares; none issued)	—	—
Common stock, no par value (authorized 200,000 shares; issued and outstanding 85,144 and 84,179, respectively)	501,886	257,267
Retained earnings	639,720	748,381
Accumulated other comprehensive loss	(155,783)	(135,068)

Total shareholders’ equity	985,823	870,580

Total liabilities and shareholders’ equity	$1,460,343	$1,348,480

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the Fiscal Years Ended

	May 28,	May 29,	May 31,
	2005	2004	2003

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$81,596	$116,095	$25,329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-off of in-process research and development	32,237	—	—
Amortization of acquisition related intangible assets	15,743	—	—
Loss (gain) from discontinued operations	(2,745)	2,130	9,819
Gain on Japan pension restructuring	—	(36,741)	—
Depreciation and amortization expense	29,157	29,796	33,545
Net (gain) loss on the disposition/impairment of assets	(2,613)	(18,312)	9,212
Net gain on the disposition of marketable equity securities	(2,696)	(7,293)	—
Tax benefit of stock option exercises	3,931	6,983	474
Deferred income tax expense (benefit)	19,323	2,428	(1,013)
Equity in business venture’s loss	—	—	2,893
Changes in operating assets and liabilities:
Trade accounts receivable, net	(3,678)	(32,042)	17,307
Inventories	(10,970)	(8,306)	37,132
Other current assets	1,794	14,995	2,816
Accounts payable and accrued liabilities	(38,521)	30,218	(32,697)
Accrued compensation	(14,290)	30,840	(3,818)
Cash funding for defined benefit plans	(49,318)	(34,715)	(18,480)
Deferred revenue	16,487	5,696	2,743
Other long-term assets and liabilities, net	14,891	31,288	(7,127)

Net cash provided by continuing operating activities	90,328	133,060	78,135
Net cash provided by (used in) discontinued operating activities	—	829	(7,382)

Net cash provided by operating activities	90,328	133,889	70,753
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(93,949)	—	23,915
Acquisition of property, plant and equipment	(32,464)	(18,617)	(17,153)
Proceeds from the disposition of property and equipment	19,802	49,729	7,082
Proceeds from the sale of corporate equity securities	4,404	9,530	—
Proceeds from maturities and sales of marketable investments	307,859	460,650	478,063
Purchases of short-term and long-term marketable investments	(108,212)	(513,018)	(497,626)

Net cash provided by (used in) continuing investing activities	97,440	(11,726)	(5,719)
Net cash provided by discontinued investing activities:
Proceeds from sale of optical parametric test business	—	—	1,000

Net cash provided by (used in) investing activities	97,440	(11,726)	(4,719)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(425)	(118,498)	(42,760)
Dividends paid	(19,362)	(10,176)	—
Proceeds from employee stock plans	21,157	33,860	7,668
Repurchase of common stock	(208,427)	(72,380)	(108,363)

Net cash used in financing activities	(207,057)	(167,194)	(143,455)
Effect of exchange rate changes on cash	1,918	3,655	7,035
Net decrease in cash and cash equivalents	(17,371)	(41,376)	(70,386)
Cash and cash equivalents at beginning of period	149,011	190,387	260,773

Cash and cash equivalents at end of period	$131,640	$149,011	$190,387

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

				Accumulated
	Common Stock			Other
			Retained	Comprehensive
	Shares	Amount	Earnings	Loss	Total

	(In thousands)
Balance May 25, 2002	90,509	$231,035	$774,282	$(78,123)	$927,194
Components of comprehensive income (loss):
Net earnings	—	—	25,329	—	25,329
Minimum pension liability (net of tax of ($60,488))	—	—	—	(95,956)	(95,956)
Currency adjustment	—	—	—	19,271	19,271
Unrealized holding gains-net (net of tax of $2,308)	—	—	—	3,610	3,610

Total comprehensive loss					(47,746)
Shares issued to employees, net of forfeitures	559	7,176	(321)	—	6,855
Tax benefit of stock option exercises	—	474	—	—	474
Amortization of unearned stock-based compensation	—	812	—	—	812
Shares repurchased in open market	(6,224)	(16,264)	(92,099)	—	(108,363)

Balance May 31, 2003	84,844	223,233	707,191	(151,198)	779,226
Components of comprehensive income (loss):
Net earnings	—	—	116,095	—	116,095
Minimum pension liability (net of tax of $9,661)	—	—	—	13,924	13,924
Currency adjustment	—	—	—	10,482	10,482
Unrealized holding loss (net of tax of ($5,292))	—	—	—	(8,276)	(8,276)

Total comprehensive income					132,225
Dividends paid	—	—	(10,176)	—	(10,176)
Shares issued to employees, net of forfeitures	1,991	33,860	—	—	33,860
Tax benefit of stock option exercises	—	6,983	—	—	6,983
Amortization of unearned stock-based compensation	—	842	—	—	842
Shares repurchased in open market	(2,656)	(7,651)	(64,729)	—	(72,380)

Balance May 29, 2004	84,179	257,267	748,381	(135,068)	870,580
Components of comprehensive income (loss):
Net earnings	—	—	81,596	—	81,596
Minimum pension liability (net of tax of ($15,745))	—	—	—	(24,689)	(24,689)
Currency adjustment	—	—	—	6,935	6,935
Unrealized holding loss (net of tax of ($1,892))	—	—	—	(2,961)	(2,961)

Total comprehensive income					60,881
Dividends paid	—	—	(19,362)	—	(19,362)
Shares issued to employees, net of forfeitures	1,191	21,157	—	—	21,157
Shares issued in Inet acquisition	7,602	247,543	—	—	247,543
Stock options and share rights assumed from Inet acquisition	—	9,979	—	—	9,979
Unearned stock-based compensation from Inet acquisition	—	(3,403)	—	—	(3,403)
Tax benefit of stock option exercises	—	3,931	—	—	3,931
Amortization of unearned stock-based compensation	—	2,944	—	—	2,944
Shares repurchased in open market	(7,828)	(37,532)	(170,895)	—	(208,427)

Balance May 28, 2005	85,144	$501,886	$639,720	$(155,783)	$985,823

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company
      Tektronix, Inc. (“Tektronix”) develops, manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, pervasive and advanced technologies. Revenue is derived principally through the development, manufacturing, marketing and selling of a broad range of products including: oscilloscopes; logic analyzers; signal sources; spectrum analyzers; communication test equipment, including network management and diagnostics, and video test equipment; and related components, support services and accessories. Tektronix maintains operations in four major geographies: the Americas, including the United States and Other Americas, which includes Mexico, Canada and South America; Europe, which includes Europe, Russia, the Middle East and Africa; the Pacific, which includes China, India, Korea and Singapore; and Japan.

2.	Summary of Significant Accounting Policies

Financial statement presentation
      The consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings. These reclassifications impacted income taxes payable and receivable and current deferred tax assets on the Consolidated Balance Sheets. Investments in joint ventures and minority-owned companies where Tektronix exercises significant influence are accounted for under the equity method with Tektronix’ percentage of earnings included in Equity in business venture’s loss on the Consolidated Statements of Operations. Tektronix’ fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2005 and 2004 included 52 weeks, while fiscal year 2003 included 53 weeks.

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

Cash and cash equivalents
      Cash and cash equivalents include cash deposits in banks and highly-liquid investments with maturities of three months or less at the time of purchase. Tektronix places its temporary cash investments with high credit quality financial institutions. The majority of cash deposits and temporary cash investments are not covered by available depository insurance.

Marketable investments
      Short-term marketable investments include debt securities with maturities of greater than three months and less than one year whose remaining maturities at the time of acquisition were greater than three months. Long-term marketable investments include investments with maturities of greater than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At May 28, 2005 and May 29, 2004, marketable investments were classified as available-for-sale and reported at fair market value with the related unrealized holdings gains and losses excluded from earnings and included, net of deferred income taxes, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. The specific identification method is used to recognize realized gains and losses on the sale of marketable investments.

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

Goodwill and Intangible Assets
      Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Tektronix performed its annual goodwill impairment analysis during the second quarter of fiscal year 2005 and identified no impairment. SFAS No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with definite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized over the estimated useful lives of the intangible assets, mostly over three to five years. For software-related intangible assets with definite useful lives, Tektronix amortizes the cost over the estimated economic life of the software product and assesses impairment in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” At each balance sheet date, the unamortized cost of the software-related intangible asset is compared to its net realizable value. The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss. Amortization expense for intangible assets that are software-related developed technology is recorded as Cost of sales on the Consolidated Statements of Operations.
      Tektronix does not amortize intangible assets with indefinite useful lives. However, Tektronix reevaluates this decision each reporting period. If Tektronix subsequently determines that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. Tektronix reviews nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of May 28, 2005 resulted from the Inet acquisition during the second quarter of fiscal year 2005. Accordingly, the nonamortizable intangible asset was recorded at its fair value and no events or circumstances have arisen that would indicate that the intangible asset may be impaired. Tektronix will perform its annual nonamortizable intangible asset impairment test in conjunction with its annual goodwill impairment test in the second quarter of each fiscal year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue recognition
      Tektronix recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. These criteria are met at the time the product is shipped under FOB shipping point shipping terms. The majority of Tektronix’ products are sold in this manner. Upon shipment, Tektronix also provides for estimated costs that may be incurred for product warranties and sales returns. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
      Contracts for network monitoring solution products, which were acquired in the Inet acquisition, often involve multiple deliverables. Revenues from Inet products were $84.5 million in fiscal year 2005. Tektronix determines the fair value of each of the contract deliverables using vendor-specific objective evidence, or VSOE. VSOE for each element of the contract is based on the price for which Tektronix sells the element on a stand-alone basis. In addition to hardware and software products, elements of the contracts include product support services, such as the correction of software problems, hardware replacement, telephone access to Tektronix’ technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service periods. Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE. If Tektronix determines that it does not have VSOE on an undelivered element of an arrangement, Tektronix will not recognize revenue until all elements of the arrangement are delivered. This occurrence could materially impact Tektronix’ financial results because of the significant dollar amount of many of its contracts and the significant portion of total revenues that a single contract may represent in any particular period.
      Revenue earned from service is recognized ratably over the contractual service periods or as the services are performed. Shipping and handling costs are recorded as Cost of sales on the Consolidated Statements of Operations. Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as Deferred revenue on the Consolidated Balance Sheets.

Advertising
      Advertising production and placement costs are expensed when incurred. Advertising expenses were $11.7 million, $12.2 million and $12.8 million in fiscal years 2005, 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Derivatives
      Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, to reduce the impact of foreign currency exchange rate risks where natural hedging strategies cannot be effectively employed. The notional or contract amounts of the hedging instruments do not represent amounts exchanged by the parties and, thus, are not a measure of Tektronix’ exposure due to the use of derivatives. Tektronix’ forward exchange contracts have generally ranged from one to three months in original maturity, and no forward exchange contract has had an original maturity greater than one year.
      Tektronix does not hold or issue derivative financial instruments for trading purposes. The purpose of Tektronix’ hedging activities is to reduce the risk that the eventual cash flows of the underlying assets, liabilities and firm commitments will be adversely affected by changes in exchange rates. In general, Tektronix’ derivative activities do not create foreign currency exchange rate risk because fluctuations in the value of the instruments used for hedging purposes are offset by fluctuations in the value of the underlying exposures being hedged. Counterparties to derivative financial instruments expose Tektronix to credit-related losses in the event of nonperformance. However, Tektronix has entered into these instruments with creditworthy financial institutions and considers the risk of nonperformance to be remote.
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
      In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletins (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a significant effect on the consolidated financial statements of Tektronix.
      In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Tektronix will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Tektronix. See Note 4 for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.
      In April 2005, the FASB issued FASB Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The “conditional asset retirement obligation” terminology used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is required to be adopted no later than the end of fiscal year 2006. Management is currently evaluating the requirements of FIN 47 and has not yet determined the impact on the consolidated financial statements.
      In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3.” This SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. Management does not expect this statement to have a material effect on the consolidated financial statements.
      In June 2005, the FASB issued FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations.” This FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/ EC on Waste Electrical and Electronic Equipment (the “Directive”) adopted by the European Union. This FSP 143-1 is effective the later of, the end of the first quarter of fiscal year 2006 or the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date of adoption of the law by the applicable EU-member country. Management is currently evaluating the impact of FSP 143-1.

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
      Earnings per share for fiscal years ended May 28, 2005, May 29, 2004 and May 31, 2003 were as follows:

	2005	2004	2003

	(In thousands, except per
	share amounts)
Net earnings	$81,596	$116,095	$25,329

Weighted average shares used for basic earnings per share	86,803	84,720	87,105
Incremental dilutive stock options	1,348	1,318	262

Weighted average shares used for dilutive earnings per share	88,151	86,038	87,367

Earnings per share:
Net earnings — basic	$0.94	$1.37	$0.29
Net earnings — diluted	$0.93	$1.35	$0.29
      Options to purchase an additional 4.9 million, 4.0 million, and 6.7 million shares of common stock were outstanding at May 28, 2005, May 29, 2004, and May 31, 2003, respectively, but were not included in the computation of diluted net earnings per share because their effect would be antidilutive.
      Tektronix accounts for stock options according to APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair value of options granted during fiscal years 2005, 2004, and 2003 was $9.48, $9.72, and $5.87 per share, respectively.
      The pro forma impact to both net earnings and earnings per share (“EPS”) from calculating stock based compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	2005	2004	2003

	(In thousands, except per
	share amounts)
Net earnings as reported	$81,596	$116,095	$25,329
Stock compensation cost included in net earnings as reported, net of income taxes	2,061	595	612
Stock compensation cost using the fair value alternative, net of income taxes	(17,427)	(17,944)	(20,949)

Pro forma net earnings	$66,230	$98,746	$4,992
Earnings per share:
Basic EPS — as reported	$0.94	$1.37	$0.29
Basic EPS — pro forma	$0.76	$1.17	$0.06
Diluted EPS — as reported	$0.93	$1.35	$0.29
Diluted EPS — pro forma	$0.75	$1.15	$0.06

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 Assumptions
      The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal years ended May 28, 2005, May 29, 2004, and May 31, 2003:

	2005	2004	2003

Expected life in years	5.1	5.0	4.0
Risk-free interest rate	3.68%	2.96%	3.10%
Volatility	32.76%	31.45%	37.20%
Dividend yield	0.82%	0.48%	0.00%

5.	Acquisition

Inet Acquisition
      During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next generation mobile and fixed networks, including mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks. Inet’s Unified Assurance Solutions enable network operators to simultaneously manage their voice and data services at the network, service, and customer layers by capturing, correlating, and analyzing network wide traffic in real time. Inet’s diagnostic products assist equipment manufacturers and network operators to quickly and cost effectively design, deploy, and maintain current and next generation networks and network elements. Through this acquisition Tektronix significantly enhances its position in the overall network management and diagnostic market and will accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS) and VoIP.
      Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. Prior to the close of the transaction on September 30, 2004, Inet had 39.6 million shares of common stock outstanding. The final exchange ratio used to determine the number of shares of Tektronix common stock issued was 0.192, which resulted in the issuance of 7.6 million shares of Tektronix common stock in the transaction. The 7.6 million shares were valued at $32.55 per share, based on the 5-day period ended September 29, 2004, because that was the earliest date that the final exchange ratio could be determined. The fair values of the stock options and restricted share rights assumed were determined by using the Black-Scholes option pricing model. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, including a third party valuation of intangible items and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes, including resolution of tax contingencies associated with ongoing tax audits for pre-acquisition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, were as follows as of May 28, 2005:
      The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,209
Unearned stock-based compensation	(3,403)
Liabilities assumed	39,033

Total purchase price	$545,922

      The following table presents the preliminary allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefit from transaction costs	1,209
Other current assets	6,910
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	220,883
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,093)

Total assets acquired, net of deferred income taxes	$545,922

      The following table presents the details of the intangible assets purchased in the Inet acquisition as of May 28, 2005:

	(In Years)
	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net

	(In thousands)
Developed technology	4.8	$87,004	$(12,329)	$74,675
Customer relationships	4.8	22,597	(3,214)	19,383
Covenants not to compete	4.0	1,200	(200)	1,000

		110,801	(15,743)	95,058
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(15,743)	$106,210

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Amortization expense in fiscal year 2005 for intangible assets purchased in the Inet acquisition has been recorded on the Consolidated Statements of Operations as follows:

2005

(In thousands)
Cost of sales	$12,329
Acquisition related costs (credits) and amortization, net	3,414

Total	$15,743

      The estimated amortization expense of intangible assets purchased in the Inet acquisition in future years will be recorded on the Consolidated Statements of Operations as follows:

		Acquisition
		Related Costs	Total for
	Cost of	(Credits) and	the Fiscal
	Sales	Amortization, Net	Year

	(In thousands)
Fiscal Year
2006	$18,495	$5,117	$23,612
2007	18,495	5,117	23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$74,675	$20,383	$95,058

      The $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This write-off was included in acquisition related costs (credits) and amortization, net on the Consolidated Statements of Operations. The fair value of IPR&D was based on the net present value of estimated future cash flows. Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market. As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete. The total estimated cost to complete these projects was approximately $0.8 million at the acquisition date. As of May 28, 2005, the total estimated remaining cost for these substantially complete projects was not significant.
      The Consolidated Statements of Operations included the results of operations of Inet since September 30, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at May 26, 2002, the beginning of Tektronix’ fiscal year 2003.

	2005	2004	2003

	(In thousands, except
	per share amounts)
Net sales	$1,071,333	$1,033,346	$884,704
Net earnings from continuing operations	109,593	118,020	25,104
Earnings per share:
Continuing operations — basic	$1.23	$1.28	$0.26
Continuing operations — diluted	$1.21	$1.26	$0.26
      The $32.2 million write-off of IPR&D in fiscal year 2005 was excluded from the calculation of net earnings from continuing operations and net earnings from continuing operations per share in the table shown

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
above. During fiscal year 2005, Tektronix incurred $2.2 million in costs specifically associated with integrating the Inet business that were included in net earnings from continuing operations presented above.
      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

Sony/ Tektronix Redemption
      Prior to September 30, 2002, Tektronix and Sony Corporation (“Sony”) were equal owners of Sony/ Tektronix Corporation (“Sony/ Tektronix”), a joint venture originally established to distribute Tektronix products in Japan. During the second quarter of fiscal year 2003, Tektronix acquired from Sony its 50% interest in Sony/ Tektronix through redemption of Sony’s shares by Sony/ Tektronix for 8 billion Yen, or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time Tektronix obtained 100% ownership of Sony/ Tektronix. This transaction is a long-term strategic investment that is providing Tektronix with stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. Prior to the redemption, Tektronix accounted for its investment in Sony/ Tektronix under the equity method. Prior to the close of this transaction, the Sony/ Tektronix entity entered into an agreement to borrow up to 9 billion Yen, or approximately $73.9 million at an interest rate of 1.75% above the Tokyo Inter Bank Offering Rate (“TIBOR”). Sony/ Tektronix used $53.1 million of this credit facility to fund a portion of the redemption of shares from Sony and the remainder was available for operating capital for this Japan subsidiary. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition, the results of operations, financial position and cash flows of this Japan subsidiary were consolidated in Tektronix’ financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Pro forma summary results of operations of Tektronix after intercompany eliminations of the newly created Japan subsidiary as though the redemption had been completed at the beginning of fiscal year 2003 were as follows:

2003

(In thousands,
except per
share
amounts)
Net sales	$807,129
Net earnings from continuing operations	33,009
Earnings per share:
Continuing operations — basic and diluted	$0.38
      The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the redemption been consummated as of that time, nor is it intended to be a projection of future results.

Acquisition Related Costs (Credits) and Amortization, Net
      A tabular summary of the activity in Acquisition related costs (credits) and amortization, net for fiscal years 2005, 2004 and 2003 was as follows:

	2005	2004	2003

	(In thousands)
Inet Acquisition:
Write-off of IPR&D	$32,237	$—	$—
Amortization of acquired intangible assets	3,414	—	—
Amortization of unearned stock-based compensation	785	—	—
Transition costs	2,224	—	—
Sony/ Tektronix Redemption:
Gain on Japan pension restructuring	—	(36,741)	—
Gain on sale of Shinagawa, Japan property	—	(22,525)	—
Other Shinagawa, Japan asset disposals	—	216	—
Impairment of Gotemba, Japan property held-for-sale	—	3,063	—
Transition costs	2,893	4,962	3,521

Acquisition related costs (credits) and amortization, net	$41,553	$(51,025)	$3,521

      Inet Acquisition. Activity related to the Inet acquisition is discussed above.
      Sony/ Tektronix Redemption. Transition costs included expenses specifically associated with the integration of Sony/ Tektronix. In the fourth quarter of fiscal year 2004, Tektronix offered voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with Tektronix through August 2005 while Tektronix completes its plan to relocate manufacturing operations to other locations. Accordingly, Tektronix will recognize a liability for retention bonuses for 48 employees of approximately $3.6 million ratably through August 2005. These costs were included in Acquisition related costs (credits) and amortization, net on the Consolidated Statements of Operations. Tektronix also incurred severance costs of $11.2 million during fiscal year 2003 in Japan which are discussed further in Note 7.
      During fiscal year 2004, Tektronix restructured the Japan pension plans (see Note 26) and recorded a net gain from the restructuring of $36.7 million. Also during fiscal year 2004, Tektronix sold property located in Shinagawa, Japan with a net book value of $23.5 million for 5.2 billion Yen or approximately $47.2 million, resulting in net proceeds of $46.0 million and the recognition of a net gain of $22.5 million. After the sale of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the property in Shinagawa, Japan, Tektronix repaid 6.5 billion Yen or approximately $60.9 million of the outstanding principal on the TIBOR+1.75% debt facility during fiscal year 2004. This facility was terminated on May 28, 2004.
      During fiscal year 2004, Tektronix announced a plan to transfer manufacturing operations conducted in Japan to other facilities and to market the land and buildings located in Gotemba, Japan, which were acquired in the Sony/ Tektronix redemption in fiscal year 2003. During the third quarter of fiscal year 2004, Tektronix reduced the net book value of the assets in its manufacturing facility in Gotemba, Japan, of $11.6 million to the estimated fair market value of $8.5 million, net of estimated selling costs, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. As a result, an impairment loss of $3.1 million was recorded in fiscal year 2004. During the third quarter of fiscal year 2005, Tektronix completed the sale of the Gotemba assets. Net proceeds of $8.8 million were received from the sale of Gotemba assets with a carrying valued of $8.5 million, resulting in a gain on sale of $0.3 million.

6.	Discontinued Operations
      Discontinued operations presented on the Consolidated Statements of Operations included the following:

	2005	2004	2003

	(In thousands)
Loss on sale of VideoTele.com (less applicable income tax benefit of $13, $48, and $344)	$(23)	$(89)	$(639)
Loss from operations of VideoTele.com (less applicable income tax benefit of $0, $0 and $1,413)	—	—	(2,624)
Loss on sale of optical parametric test business (less applicable income tax benefit of $113, $195 and $9,222)	(212)	(363)	(17,127)
Loss from operations of optical parametric test business (less applicable income tax benefit of $0, $0 and $1,376)	—	—	(2,556)
Loss on sale of Gage (less applicable income tax benefit of $182, $692 and $1,174)	(337)	(1,284)	(2,180)
Loss from operations of Gage (less applicable income tax benefit of $0, $212 and $508)	—	(394)	(943)
Gain on sale of Color Printing and Imaging (less applicable income tax expense of $1,786, $0 and $8,750) (see Note 17)	3,317	—	16,250

Gain (loss) from discontinued operations, net of income taxes	$2,745	$(2,130)	$(9,819)

Sale of Color Printing and Imaging
      On January 1, 2000, Tektronix sold substantially all of the assets of the Color Printing and Imaging Division (“CPID”). Tektronix accounted for CPID as a discontinued operation in accordance with APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, $60.0 million of contingencies related to the sale and $14.4 million in transaction and related costs. For additional discussion of the CPID sale transaction and subsequent resolution of the related contingencies see Note 17.

Sale of VideoTele.com
      On November 7, 2002, Tektronix completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc. (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock valued on the sale date at $4.2 million and a note receivable for $3.1 million due in November 2007. The common stock was classified as an available-for-sale security and both the common stock and the note

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
receivable were included in Other long-term assets on the Consolidated Balance Sheets. Tektronix holds less than 20% of the outstanding common stock of Tut and does not have the ability to significantly influence the operations of Tut. The note receivable accrues interest at an annual rate of 8%. Tektronix’ reason for divesting the VT.c business was that the VT.c product offering was not consistent with Tektronix’ strategy of focusing on the test, measurement and monitoring markets, which ultimately resulted in the sale of this business to Tut. The sale of VT.c has been accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale, have been excluded from continuing operations and recorded as discontinued operations, net of tax, on the Consolidated Statements of Operations.

Sale of Optical Parametric Test Business
      The optical parametric test business was acquired in April 2002 for $23.2 million. The purchase included $2.0 million of intangible assets, $4.3 million of other net assets and $16.9 million of goodwill. The optical parametric test business was a technology innovator in optical test and measurement components. During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, were adjusted to estimated selling price less costs to sell which resulted in a $15.3 million write-down, net of income tax benefit of $8.4 million, included in loss on sale of the optical parametric test business in the third quarter of fiscal year 2003. The market for optical parametric test equipment was dramatically affected by the economic conditions that negatively impacted many technology sectors, which began in the second half of fiscal year 2001 and continued into fiscal year 2003. The reduction in the value of the optical parametric test business during the period it was owned by Tektronix was a direct result of the impact of these economic conditions. On May 27, 2003, Tektronix sold its optical parametric test business for $1.0 million. Tektronix recognized an additional loss on the sale of $1.7 million, net of income tax benefit of $0.9 million, in the fourth quarter of fiscal year 2003. Loss from discontinued operations during fiscal years 2005 and 2004 included additional net losses from the sale of the optical parametric test business due to settlement of additional costs arising after the sale.

Sale of Gage Applied Sciences
      During the fourth quarter of fiscal year 2003, management approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly-owned subsidiary of Tektronix. Gage, located in Montreal, Canada, produced PC-based instruments products. The divestiture of this entity was consistent with Tektronix’ strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144. During the first quarter of fiscal year 2004, Tektronix sold the operations of Gage to a third party. Tektronix recorded an after-tax loss of $0.8 million during the first quarter of fiscal year 2004 to reflect adjustments to the previously estimated after-tax loss of $2.2 million on the disposition of this discontinued operation which was recorded during the fourth quarter of fiscal year 2003 to write-down the net assets, primarily goodwill, of Gage to net realizable value less estimated selling costs.

7.	Business Realignment Costs
      Business realignment costs represent actions to realign Tektronix’ cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels. Business realignment actions taken during fiscal years 2005, 2004 and 2003 were intended to reduce Tektronix’ worldwide cost structure across all major functions in response to the dramatic economic decline, which severely impacted markets into which Tektronix sells its products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. In addition to severance, Tektronix incurred other costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
associated with restructuring its organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Actions taken have or are expected to result in reduced operating costs in periods following the period in which the costs were incurred, primarily through reductions in labor costs. Management believes that the restructuring actions implemented in fiscal years 2003, 2004 and 2005 have resulted in the cost savings anticipated for those actions.
      Costs incurred during fiscal year 2005 primarily related to restructuring actions Tektronix planned in prior years which were executed in the current fiscal year. Many of the restructuring actions planned take significant time to execute, particularly if they are being conducted in countries outside the United States.
      Business realignment costs of $3.1 million during fiscal year 2005 were primarily for severance and related costs for residual activity in Europe. For fiscal year 2005, business realignment costs of $3.1 million included severance and related costs of $2.2 million for 37 employees, $0.9 million for contractual obligations, and $0.2 million for accelerated depreciation of assets, offset by a $0.2 million credit from net accumulated currency translation gains. Expected future annual salary cost savings from actions taken during fiscal year 2005 to reduce employee headcount is not significant. At May 28, 2005, remaining liabilities of $1.3 million for employee severance and related benefits for actions taken in fiscal years 2005, 2004 and 2003 were maintained for 15 employees. The remaining $1.0 million liability is for continuing payments on contractual obligations, some of which span several years.
      Business realignment costs of $22.8 million in fiscal year 2004 included $16.7 million of severance related costs for 274 employees mostly located in Europe and the United States and adjustments to estimates in prior years, $2.6 million for accumulated currency translation losses, net, related to the substantial closure of subsidiaries in Brazil, Australia, Denmark, and a surplus facility in China, $1.9 million for contractual obligations for leased facilities in Europe and the United States, and $1.6 million for accelerated depreciation and write-down of assets in Europe and the United States. Annual salary cost savings from actions taken in fiscal year 2004 to reduce employee headcount were estimated to be $14.7 million.
      Tektronix incurred $34.6 million of business realignment costs in fiscal year 2003 for employee severance, impairment of an intangible asset, a facility lease obligation and closure of other facilities. Tektronix incurred $26.5 million of severance and related costs for the termination of 524 employees resulting from actions to align the cost structure with the reduced sales levels resulting from economic conditions discussed above and adjustments to estimates in prior years. These severance costs included $11.2 million for 155 employees of Tektronix Japan and $3.3 million for pension curtailment and settlement losses for the employees terminated in Japan. The closure of certain foreign and domestic operations resulted in credits totaling $1.3 million for accumulated translation gains and $0.3 million primarily for other asset write-downs and contractual obligations.
      An impairment charge of $9.1 million was recognized during fiscal year 2003 for an intangible asset for acquired Bluetooth technology. The impairment of this intangible asset was due to management’s decision to limit investment into the development of products that utilize this technology. During the first half of fiscal year 2003, Tektronix formed the opinion that the market potential for test and measurement products in the Bluetooth area did not warrant significant investment relative to other product investment opportunities available to Tektronix. The impairment was determined using the present value of estimated cash flows related to the asset.
      Tektronix had previously accrued certain liabilities related to actions in fiscal year 2002 intended to reduce the operating costs associated with the design, production and sale of the optical transmission test products. As a result of the sale of certain assets related to these products to Digital Lightwave, Inc. (“DLI”), certain of these liabilities were expected to be mitigated, and, accordingly, Tektronix reversed $2.0 million of previously accrued expenses as a reduction to business realignment costs in the second quarter of fiscal year 2003. Due to significant deterioration of their financial condition, it appeared probable that DLI would not fulfill its lease obligation, which it assumed from Tektronix. Tektronix terminated the agreement with DLI and leased the facility to another sub-lessee. Accordingly, Tektronix accrued $2.0 million during the third and fourth quarters of fiscal year 2003, which represented the estimated shortfall under the current sublease agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity for the above described actions during fiscal year 2005 was as follows:

		Costs
	Balance	Incurred			Balance
	May 29,	and Other	Cash	Non-cash	May 28,
	2004	Adjustments	Payments	Adjustments	2005

	(In thousands)
Fiscal Year 2005 Actions:
Employee severance and related benefits	$—	$2,447	$(1,879)	$—	$568
Asset impairments	—	345	—	(345)	—
Contractual obligations	—	525	(639)	217	103
Accumulated currency translation gain	—	(236)	—	236	—

Total	—	3,081	(2,518)	108	671

Fiscal Year 2004 Actions:
Employee severance and related benefits	5,335	(235)	(4,419)	—	681
Asset impairments	—	(97)	—	97	—
Contractual obligations	409	327	(737)	1	—

Total	5,744	(5)	(5,156)	98	681

Fiscal Year 2003 Actions:
Employee severance and related benefits	294	(20)	(272)	—	2
Contractual obligations	1,240	35	(479)	109	905

Total	1,534	15	(751)	109	907

Fiscal Year 2002 Actions:
Employee severance and related benefits	152	9	(161)	—	—
Contractual obligations	54	—	(33)	—	21

Total	206	9	(194)	—	21

Total of all actions	$7,484	$3,100	$(8,619)	$315	$2,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Activity for the above described actions during fiscal year 2004 was as follows:

		Costs
	Balance	Incurred			Balance
	May 31,	and Other	Cash	Non-cash	May 29,
	2003	Adjustments	Payments	Adjustments	2004

	(In thousands)
Fiscal Year 2004 Actions:
Employee severance and related benefits	$—	$17,351	$(12,016)	$—	$5,335
Asset impairments	—	1,610	—	(1,610)	—
Contractual obligations	—	1,514	(1,105)	—	409
Accumulated currency translation loss, net	—	2,594	—	(2,594)	—

Total	—	23,069	(13,121)	(4,204)	5,744

Fiscal Year 2003 Actions:
Employee severance and related benefits	5,394	(623)	(4,477)	—	294
Asset impairments	—	(53)	—	53	—
Contractual obligations	1,730	447	(1,085)	148	1,240

Total	7,124	(229)	(5,562)	201	1,534

Fiscal Year 2002 Actions:
Employee severance and related benefits	494	172	(514)	—	152
Contractual obligations	434	(57)	(323)	—	54

Total	928	115	(837)	—	206

Other	—	(190)	(9)	199	—

Total of all actions	$8,052	$22,765	$(19,529)	$(3,804)	$7,484

      Activity for the above described actions during fiscal year 2003 was as follows:

		Costs
	Balance	Incurred			Balance
	May 25,	and Other	Cash	Non-cash	May 31,
	2002	Adjustments	Payments	Adjustments	2003

	(In thousands)
Fiscal Year 2003 Actions:
Employee severance and related benefits	$—	$27,322	$(18,593)	$(3,335)	$5,394
Asset impairments	—	9,341	—	(9,341)	—
Contractual obligations	—	2,212	(559)	77	1,730
Accumulated currency translation gain, net	—	(1,328)	—	1,328	—

Total	—	37,547	(19,152)	(11,271)	7,124

Fiscal Year 2002 Actions:
Employee severance and related benefits	7,511	(417)	(6,600)	—	494
Contractual obligations	2,853	(2,130)	(788)	499	434

Total	10,364	(2,547)	(7,388)	499	928

Other	1,196	(449)	(808)	61	—

Total of all actions	$11,560	$34,551	$(27,348)	$(10,711)	$8,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Marketable Investments
      Marketable investments are recorded at fair value with the resulting unrealized gains and temporary losses included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Fair values of marketable investments are based on quoted market prices. Realized gains and losses on sales of marketable investments were $1.5 million and $2.4 million, $2.6 million and $2.8 million, and $1.8 million and $2.4 million, respectively, for fiscal years 2005, 2004, and 2003.
      Short-term marketable investments held at May 28, 2005 consisted of:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Corporate notes and bonds	$48,245	$14	$(274)	$47,985
Asset backed securities	12,290	—	(103)	12,187
Mortgage backed securities	1,840	—	(26)	1,814
U.S. Agencies	31,109	—	(189)	30,920
U.S. Treasuries	28,150	—	(175)	27,975

Short-term marketable investments	$121,634	$14	$(767)	$120,881

      Long-term marketable investments held at May 28, 2005 consisted of:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Corporate notes and bonds	$48,535	$45	$(555)	$48,025
Asset backed securities	70,667	238	(418)	70,487
Mortgage backed securities	53,622	4	(1,006)	52,620
U.S. Agencies	42,962	—	(718)	42,244
U.S. Treasuries	13,491	83	(58)	13,516

Long-term marketable investments	$229,277	$370	$(2,755)	$226,892

      Short-term marketable investments held at May 29, 2004 consisted of:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Corporate notes and bonds	$46,899	$191	$(118)	$46,972
Asset backed securities	30,657	1	(363)	30,295
Mortgage backed securities	5,358	—	(52)	5,306
U.S. Agencies	2,972	2	—	2,974
U.S. Treasuries	5,313	96	—	5,409

Short-term marketable investments	$91,199	$290	$(533)	$90,956

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Long-term marketable investments held at May 29, 2004 consisted of:

	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value

	(In thousands)
Corporate notes and bonds	$89,562	$817	$(587)	$89,792
Asset backed securities	76,052	999	(261)	76,790
Mortgage backed securities	176,266	715	(2,684)	174,297
U.S. Agencies	79,878	155	(962)	79,071
U.S. Treasuries	44,166	—	(238)	43,928

Long-term marketable investments	$465,924	$2,686	$(4,732)	$463,878

      Contractual maturities of long-term marketable investments at May 28, 2005 will be as follows:

Amortized Cost Basis

(In thousands)
After 1 year through 5 years	$175,655
Mortgage backed securities	53,622

$229,277

      Tektronix reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, Tektronix considers the reasons for the impairment, its ability and intent to hold the investment until the market price recovers, compliance with its investment policy, the severity and duration of the impairment and expected future performance. As Tektronix primarily invests in high quality debt securities, unrealized losses are largely driven by increased market interest rates. These unrealized losses were not significant on an individual investment security basis. Based on this evaluation, no impairment was considered to be other-than-temporary. The following table presents the market value of marketable investments with unrealized losses at May 28, 2005:

	12 Months or More		Less Than 12 Months		Total

	Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Market Value	Losses	Market Value	Losses	Market Value	Losses

	(In thousands)
Corporate notes and bonds	$47,453	$471	$31,862	$357	$79,315	$828
Asset backed securities	17,383	273	40,495	248	57,878	521
Mortgage backed securities	40,898	890	10,341	143	51,239	1,033
U.S. Agencies	55,910	749	17,254	158	73,164	907
U.S. Treasuries	19,237	111	14,199	122	33,436	233

Total	$180,881	$2,494	$114,151	$1,028	$295,032	$3,522

9.	Concentrations of Risk

Credit Risk
      Financial instruments that potentially subject Tektronix to concentrations of credit risk consist principally of trade accounts receivable and marketable investments. The risk is limited due to the large number of entities comprising Tektronix’ customer base and investments, and their dispersion across many different industries and geographies.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplier Risk
      Tektronix currently buys a significant portion of its circuit boards, an important component of its products, from one supplier. These circuit boards are built to Tektronix’ specifications. Management believes that other suppliers could build these circuit boards on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

10.	Inventories
      Inventories are stated at the lower of cost or market. Cost is determined based on a standard cost method, which approximates actual cost on a first-in, first-out basis. Market is determined based on net realizable value. Tektronix periodically reviews its inventory for obsolete or slow-moving items.
      Inventories consisted of the following at May 28, 2005 and May 29, 2004:

	2005	2004

	(In thousands)
Materials	$7,015	$10,379
Work in process	63,091	40,923
Finished goods	60,990	50,799

Inventories	$131,096	$102,101

      The increase in inventory during fiscal year 2005 was largely due to the Inet acquisition.

11.	Other Current Assets
      Other current assets consisted of the following at May 28, 2005 and May 29, 2004:

	2005	2004

	(In thousands)
Current deferred tax asset	$49,537	$45,856
Prepaid expenses	12,877	7,293
Income taxes receivable	9,928	9,630
Other receivables	7,401	7,820
Held for sale assets	—	16,075
Notes receivable	18	4
Other current assets	416	911

Other current assets	$80,177	$87,589

      The increase in prepaid expenses during fiscal year 2005 was largely due to the Inet acquisition.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12.     Property, Plant and Equipment, Net
      Property, plant and equipment, net consisted of the following at May 28, 2005 and May 29, 2004:

	2005	2004

	(In thousands)
Land	$1,086	$698
Buildings	129,983	133,304
Machinery and equipment	246,032	255,669
Accumulated depreciation and amortization	(256,555)	(284,361)

Property, plant and equipment, net	$120,546	$105,310

      During fiscal year 2005, property, plant and equipment, net, increased due to the acquisition of Inet as discussed in Note 5, and other capital expenditures. These additions were offset by current year depreciation and amortization, and the retirement of fully depreciated assets.
13.     Goodwill, Net
      Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition-related intangibles.
      Tektronix performed its annual goodwill impairment analysis during the second quarter of fiscal year 2005 and identified no impairment. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that Tektronix uses to manage the underlying businesses. However, if Tektronix fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and Tektronix may incur charges for impairment of goodwill. Goodwill that was included in assets of discontinued operations and related impairment charges are discussed in Note 6.
      Changes in goodwill, net, for continuing operations during fiscal years ended May 28, 2005 and May 29, 2004 were as follows (in thousands):

Balance at May 31, 2003	$73,736
Currency translation	6,038

Balance at May 29, 2004	79,774
Acquisition of Inet (see Note 5)	220,883
Currency translation	1,277

Balance at May 28, 2005	$301,934

      Goodwill at May 28, 2005 consisted primarily of $220.9 million from the acquisition of Inet and $41.0 million from the Sony/Tektronix redemption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Other Long-Term Assets
      Other long-term assets consisted of the following at May 28, 2005 and May 29, 2004:

	2005	2004

	(In thousands)
Other intangibles, net	$107,652	$2,706
Notes, contracts and leases	12,377	10,845
Corporate equity securities	8,285	13,996
Pension asset	868	—
Other assets	6,103	3,278

Other long-term assets	$135,285	$30,825

      Intangible assets of $106.2 million as of May 28, 2005, included in Other intangibles, net, resulted from the acquisition of Inet in the second quarter of fiscal year 2005, as described in Note 5.
      Corporate equity securities are classified as available-for-sale and reported at fair value. The related unrealized holding gains and temporary losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains at May 28, 2005 and May 29, 2004 were as follows:

	2005	2004

	(In thousands)
Unamortized cost basis of corporate equity securities	$4,282	$6,178
Gross unrealized holding gains	4,003	7,818

Fair value of corporate equity securities	$8,285	$13,996

      During fiscal year 2005, Tektronix sold 1.4 million shares of common stock of Tut Systems, Inc. Net proceeds from the sale were $4.4 million, which resulted in a realized gain of $2.7 million recorded in Other non-operating income (expense), net, on the Consolidated Statements of Operations.
      In fiscal year 2004, Tektronix sold 0.4 million shares of common stock of Merix Corporation (“Merix”) in connection with a public offering by Merix. Net proceeds from the sale were $9.5 million, which resulted in a net realized gain of $7.3 million.

15.	Accounts Payable and Accrued Liabilities
      Accounts payable and accrued liabilities consisted of the following at May 28, 2005 and May 29, 2004:

	2005	2004

	(In thousands)
Trade accounts payable	$36,407	$47,442
Other accounts payable	35,444	34,560

Accounts payable	71,851	82,002
Income taxes payable	17,348	33,675
Contingent liabilities (Note 17)	10,539	19,757
Warranty reserve	6,508	8,959
Accrued expenses and other liabilities	8,812	7,432

Accrued liabilities	43,207	69,823

Accounts payable and accrued liabilities	$115,058	$151,825

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other accounts payable includes employee benefits liabilities and other miscellaneous non-trade payables. Contingent liabilities are described in Note 17.
      At May 28, 2005, Tektronix maintained unsecured bank credit facilities, primarily for bank overdraft balances, totaling $35.9 million, of which $32.4 million was unused.

16.	Long-Term Liabilities
      Long-term liabilities consisted of the following at May 28, 2005 and May 29, 2004:

	2005	2004

	(In thousands)
Pension liability	$174,841	$178,026
Deferred compensation	15,708	10,707
Postretirement benefits	12,828	13,839
Other	19,638	9,044

Long-term liabilities	$223,015	$211,616

      Tektronix made a voluntary contribution of $46.5 million in the first quarter of fiscal year 2005 to the U.S. Cash Balance pension plan. This reduction of the pension liability was offset by an increase of $40.4 million from the minimum pension liability adjustment in fiscal year 2005 as discussed in Note 26.
      The increase in Other long-term liabilities was largely due to the assumption of an unfavorable long-term office space lease in the Inet acquisition.

17.	Commitments and Contingencies

Commitments
      Tektronix leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates. Rental expense was $20.8 million in fiscal year 2005, $17.0 million in fiscal year 2004, and $13.9 million in fiscal year 2003. In addition, Tektronix is a party to long-term or minimum purchase agreements with various suppliers and vendors. The future minimum obligations under operating leases and purchase commitments having an initial or remaining non-cancelable term in excess of one year as of May 28, 2005 were:

	Operating	Purchase
	Leases	Commitments

	(In thousands)
2006	$26,641	$46,089
2007	22,935	2,624
2008	17,726	366
2009	15,238	—
2010	13,422	—
Future years	2,594	—

Total	$98,556	$49,079

Contingencies
      As of May 28, 2005, Tektronix had $10.5 million of contingencies recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printing and Imaging Division (“CPID”) in fiscal year 2000, $2.1 million for environmental exposures and $3.4 million for other contingent liabilities. It is reasonably possible that

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
management’s estimates of contingencies could change in the near term and that such changes could be material to the consolidated financial statements.

Sale of Color Printing and Imaging
      On January 1, 2000, Tektronix sold substantially all of the assets of CPID. Tektronix accounted for CPID as a discontinued operation in accordance with APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the purchaser. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, $60.0 million of contingencies related to the sale and $14.4 million in transaction and related costs.
      In accordance with SFAS No. 5, “Accounting for Contingencies,” it is Tektronix’ policy to defer recognition of a gain where it is believed that contingencies exist that may result in that gain being recognized prior to realization. Tektronix analyzes the amount of deferred gain in relation to outstanding contingencies, and recognizes additional gain when persuasive objective evidence indicates that such contingencies are believed to be resolved. With regard to the contingencies associated with the sale of CPID, persuasive objective evidence includes: a) legal determinations resulting in the resolution of contingencies, including lapse of claim periods defined in the final sale agreement, b) the resolution of claims made by the purchaser, c) evidence that liabilities underlying current or probable future claims have been resolved and d) interactions with the purchaser on outstanding claims. The $60.0 million of contingencies represented the deferral of a portion of the gain on sale that Tektronix’ management believed was not realizable due to certain contingencies contained in the final sale agreement and approximated the amount that management believed was the maximum exposure under the contingencies. The specific nature of these contingencies was specified in the final sale agreement.
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
      Subsequent to the close of the transaction, Tektronix and the purchaser entered into an arbitration process to determine settlement of certain disputes regarding the value of the net assets transferred at the closing date. This arbitration process was provided to the purchaser under the terms of the final sale agreement. This arbitration was resolved in the first quarter of fiscal year 2002, resulting in an $18.0 million payment by Tektronix to the purchaser. This settlement directly reduced the $60.0 million deferred gain.
      During fiscal year 2003, Tektronix recognized $25.0 million of the deferred gain as a result of the resolution of certain of the purchase contingencies related to the sale, in accordance with the accounting policy described above. The $25.0 million of pre-tax gain was recognized in Discontinued operations. Of the total $25.0 million recognized in fiscal year 2003, $20.0 million was recorded during the third quarter of fiscal year 2003. Persuasive objective evidence supporting the recognition of $20.0 million included: a) the expiration of the 36 month deadline for certain claims included in the final sale agreement, which passed without the receipt of claims from the purchaser, b) analysis of exposures underlying pending claims previously made by

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the purchaser, and c) the interactions with the purchaser regarding these pending claims, which included the fact that significant time had lapsed since the purchaser had pursued these claims. Tektronix recognized an additional $5.0 million of pre-tax gain in Discontinued operations during the fourth quarter of fiscal year 2003 based on persuasive objective evidence that certain previously identified exposures had been resolved without consequence to Tektronix.
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
      Other payments and adjustments during the period from fiscal years 2001 through 2005, reduced the balance of the contingencies by $4.6 million. As of May 28, 2005 and May 29, 2004, the balance of the contingencies related to the CPID disposition was $5.0 million and $10.4 million, respectively. The remaining portion may take several years to resolve. The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained. Tektronix continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur. Tektronix, however, does not expect such changes to be material to the financial statements.

Environmental and Other
      The $2.1 million for environmental exposures was specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus. Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range. These costs are estimated to be incurred over the next several years. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from the recorded liability. A preliminary risk investigation and feasibility study are expected to be completed in the second half of fiscal year 2006 which may have a significant impact on management’s estimate.
      The remaining $3.4 million included amounts primarily related to intellectual property and employment issues, as well as amounts related to dispositions of assets other than CPID. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.
      In the normal course of business, Tektronix and its subsidiaries are parties to various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not Tektronix and its subsidiaries will ultimately be successful in any of these legal matters or, if not, what the impact might be. However, Tektronix’ management does not expect that the results of these legal proceedings will have a material adverse effect on Tektronix’ results of operations, financial position or cash flows.

18.	Fair Value of Financial Instruments
      For cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities and accrued compensation, the carrying amount approximates the fair value because of the immediate or short-term nature of those instruments. Marketable investments are recorded at their fair value based on quoted market prices.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Stock Compensation Plans

Stock options
      Tektronix maintains stock incentive plans for selected employees. As of May 28, 2005 there were 15.8 million shares reserved for all stock compensation, of which 13.1 million were reserved for issuance for outstanding options under stock incentive plans, 1.1 million for outstanding stock options converted in connection with the Inet acquisition, 0.3 million for the Employee Stock Purchase Plan and 1.3 million available for future grants under the 2002 Stock Incentive Plan. Under the terms of the stock incentive plans, stock options are granted at an option price not less than the market value at the date of grant. Options granted generally vest over four years and expire ten years from grant date.
      Additional information with respect to option activity is set forth below:

	Outstanding		Exercisable

	Number of	Weighted	Number of	Weighted
	Shares in	Average	Shares in	Average
	Thousands	Exercise Price	Thousands	Exercise Price

May 25, 2002	9,243	$24.50	3,772	$21.73
Granted	2,770	17.56
Exercised	(139)	11.14
Cancelled	(774)	25.57

May 31, 2003	11,100	22.87	4,914	23.49
Granted	2,360	30.99
Exercised	(1,604)	18.05
Cancelled	(641)	24.69

May 29, 2004	11,215	25.16	5,135	25.17
Granted	4,377	36.89
Exercised	(819)	19.49
Cancelled	(596)	44.51

May 28, 2005	14,177	$28.29	7,452	$29.57

      The following table summarizes information about options outstanding and exercisable at May 28, 2005:

		Outstanding			Exercisable

			Weighted
			Average	Weighted		Weighted
		Number of	Remaining	Average	Number of	Average
Range of Exercise		Shares in	Contractual	Exercise	Shares in	Exercise
Prices		Thousands	Life (years)	Price	Thousands	Price

$ 3.03 -	$ 17.51	2,935	7.10	$17.18	1,602	$17.04
17.55 -	24.48	3,532	6.00	22.46	2,823	22.21
24.59 -	29.99	2,950	9.35	28.47	258	26.38
30.00 -	37.50	4,345	7.41	34.13	2,356	35.86
$ 37.63 -	$176.32	415	5.16	94.35	413	94.64

		14,177	7.33	$28.29	7,452	$29.57

      Tektronix also has plans for certain executives, key employees and outside directors that provide stock-based compensation other than options. Under APB No. 25, compensation cost for these plans is measured based on the market price of the stock at the date the terms of the award become fixed. Under the fair value approach of SFAS No. 123, compensation cost is measured based on the market price of the stock at the grant

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
date. There were 166,600, 96,000 and 68,275 shares granted under these plans during fiscal years 2005, 2004 and 2003, respectively. The weighted average grant-date fair value of the shares granted under these plans during fiscal years 2005, 2004 and 2003 was $29.04, $31.37 and $18.43 per share, respectively. Compensation cost for these plans were $1.7 million, $0.8 million and $0.9 million in fiscal years 2005, 2004 and 2003, respectively.

Employee Stock Purchase Plan
      During fiscal year 2001, Tektronix initiated the Employee Stock Purchase Plan (“ESPP”). There were 1.5 million shares reserved for issuance under the ESPP. The ESPP, which became effective January 1, 2001, allows substantially all regular employees to purchase shares of Tektronix common stock through payroll deductions of up to 10% of eligible compensation. Plan periods are from January 15 to July 14 and July 15 to January 14. The price an employee paid for the stock was 85% of the market price at the beginning or end of the period, whichever was lower. During fiscal years 2005 and 2004, employees purchased 225,739 and 300,780 shares, respectively, at an average price of $25.22 and $17.12 per share, respectively. At May 28, 2005, 322,042 shares of common stock were available for future issuance under the ESPP. The average fair value in excess of the purchase price for ESPP shares purchased, as calculated under SFAS No. 123, was $1.6 million, $2.7 million and $1.1 million in fiscal years 2005, 2004, and 2003, respectively.

20.	Shareholders’ Equity

Repurchase of common stock
      Repurchases of Tektronix common stock are made under authorizations totaling $950.0 million approved by the Board of Directors in fiscal years 2000 and 2005. This repurchase authority allows Tektronix, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date. During fiscal years 2005 and 2004, Tektronix repurchased a total of 7.8 million and 2.7 million shares, respectively, at an average price per share of $26.63 and $27.24, respectively, for $208.4 million and $72.4 million, respectively. As of May 28, 2005, Tektronix has repurchased a total of 25.0 million shares at an average price of $23.93 per share totaling $597.2 million under these authorizations. The reacquired shares were immediately retired, in accordance with Oregon corporate law.

Shareholder Rights Agreement
      On June 21, 2000, the Board of Directors adopted a new shareholder rights agreement to replace the 1990 agreement that expired by its terms in September 2000. To implement the new plan, the Board of Directors declared a dividend of one right for each outstanding common share payable to shareholders of record on September 7, 2000. As a result of Tektronix’ two-for-one stock split in October 2000, each outstanding share of common stock and each share issued thereafter, including under the plans, includes one-half of a right. Each right entitles the holder to purchase one one-thousandth of a share of Series B preferred shares at a purchase price of $375, subject to adjustment. The rights become exercisable ten days after a person or group acquires, or commences a tender offer that would result in, beneficial ownership of 15% or more of the outstanding common shares of Tektronix. Upon the occurrence of certain events described in the rights agreement, each right entitles its holder to purchase common shares of Tektronix, or in certain circumstances common shares of the acquiring company, or other property having a value of twice the right’s exercise price. However, rights that are beneficially owned by an acquiring person become null and void. The rights may be redeemed at a price of $0.001 per right at any time before a person becomes an acquiring person, and any time after a person becomes an acquiring person, Tektronix may exchange each right at a ratio of one common share, or one one-thousandth of a preferred share, per right. The rights expire on September 7, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss
      Accumulated Other Comprehensive Loss consisted of the following:

		Unrealized
		Holding Gains	Additional	Accumulated
	Foreign	on Available-	Minimum	Other
	Currency	for-Sale	Pension	Comprehensive
	Translation	Securities	Liability	Loss

	(In thousands)
Balance as of May 31, 2003	$24,710	$11,764	$(187,672)	$(151,198)
Fiscal year 2004 activity	10,482	(8,276)	13,924	16,130

Balance as of May 29, 2004	35,192	3,488	(173,748)	(135,068)
Fiscal year 2005 activity	6,935	(2,961)	(24,689)	(20,715)

Balance as of May 28, 2005	$42,127	$527	$(198,437)	$(155,783)

21.	Derivative Financial Instruments and Risk Management

Derivative Instruments and Hedging Activities
      Tektronix’ activities expose it to a variety of market risks, including the effects of changes in foreign currency exchange rates. The financial exposures are monitored and managed by Tektronix as an integral part of its overall risk management program. Tektronix’ risk management program seeks to reduce the potentially adverse effects that the volatility of the markets may have on its operating results. Tektronix maintains a foreign currency risk management strategy that uses derivative instruments to protect its interests from unanticipated fluctuations in earnings and cash flows caused by volatility in currency exchange rates. By using derivative financial instruments to hedge exposures to changes in exchange rates, Tektronix exposes itself to counterparty credit risk. Tektronix manages exposure to counterparty credit risk by entering into derivative financial instruments with highly rated institutions that can be expected to fully perform under the terms of the agreement.

Cash Flow Hedges
      Cash flow hedges are hedges of anticipated transactions or of the variability of cash flows to be received or paid related to a recognized asset or liability. Tektronix purchases foreign exchange options and forward exchange contracts expiring within one year as hedges of anticipated purchases and sales that are denominated in foreign currencies. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

Net Investment Hedges
      By maintaining equity investments in foreign subsidiaries, Tektronix is exposed to foreign currency risk related to such investments. At times, Tektronix hedges its foreign currency risk related to certain net investments in foreign subsidiaries.

Accounting for Derivatives and Hedging Activities
      All derivatives are recognized on the balance sheet at their fair value. Changes in the fair value of a derivative that is highly effective as — and that is designated and qualifies as — a cash-flow hedge are recorded in Accumulated other comprehensive loss, until the underlying transactions occur at which time the gains or losses are recorded in Net sales. As May 28, 2005 and May 29, 2004, the deferred net gain on derivative instruments in Accumulated other comprehensive loss was not significant. Changes in the fair value of a derivative that do not qualify as a hedge are recorded in current period earnings in Other expense, net.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Tektronix formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedge items. This process includes linking all derivatives that are designated as cash flow hedges to specific anticipated transactions. Tektronix also formally assesses, both at the hedge’s inception and on an on-going basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. Tektronix discontinues hedge accounting prospectively when (1) it is determined that a derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item; (2) the derivative expires or is sold, terminated, or exercised or (3) the derivative is discontinued as a hedge instrument, because it is unlikely that an anticipated transaction will occur. If hedge accounting is discontinued because it is probable that an anticipated transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value, and gains and losses that were accumulated in Accumulated other comprehensive loss will be recognized immediately in earnings. In all other situations in which hedge accounting is discontinued, the derivative will be carried at its fair value on the balance sheet, with changes in its fair value recognized in current period earnings.

22.	Business Segments
      Tektronix’ revenue is derived principally through the development, manufacturing, marketing and selling of a range of test and measurement products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. It is impractical to report net sales by product group. Accordingly, Tektronix reports as a single segment. Inter-segment sales were not material and were included in net sales to external customers below.

	2005	2004	2003

	(In thousands)
Consolidated net sales to external customers by region:
The Americas
United States	$392,755	$386,369	$332,710
Other Americas	31,843	27,704	20,266
Europe	241,823	190,235	167,726
Pacific	198,911	167,651	163,181
Japan	169,322	148,661	107,165

Net sales	$1,034,654	$920,620	$791,048

Operating income:
Measurement	$156,077	$113,530	$54,000
Business realignment costs	(3,100)	(22,765)	(34,551)
Acquisition related costs (credits), and amortization, net	(41,553)	51,025	(3,521)

Operating income	$111,424	$141,790	$15,928

Long-lived assets:
United States	$674,752	$570,261	$532,762
International	109,905	109,526	131,025
Deferred tax assets	56,560	105,886	144,134

Long-lived assets	$841,217	$785,673	$807,921

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Other Non-Operating Income (Expense), Net

	2005	2004	2003

	(In thousands)
Gain on sale of corporate equity securities	$2,696	$7,293	$—
Loss on disposition of financial assets	(825)	(120)	(53)
Currency gains (losses)	(1,047)	659	(134)
Other expense, net	(4,388)	(1,667)	(3,559)

Other non-operating income (expense), net	$(3,564)	$6,165	$(3,746)

      Gain on sale of corporate equity securities in fiscal year 2005 resulted from sale of Tut common stock and in fiscal year 2004 Tektronix sold Merix common stock, as described in Note 14.
      Other expense, net, includes items such as rental income, miscellaneous fees and expenses.

24.	Product Warranty Accrual
      Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.
      Changes in the product warranty accrual were as follows (in thousands):

Balance, May 31, 2003	$8,689
Payments made	(9,533)
Provision for warranty expense	9,803

Balance, May 29, 2004	8,959
Payments made	(9,523)
Provision for warranty expense	7,072

Balance, May 28, 2005	$6,508

25.	Income Taxes
      Income tax expense (benefit) consisted of:

	2005	2004	2003

	(In thousands)
Current:
Federal	$15,910	$39,338	$(10,429)
State	3,360	1,434	300
Non-U.S.	6,740	5,887	9,299

	26,010	46,659	(830)
Deferred:
Federal	21,003	6,015	(149)
State	(817)	1,509	1,909
Non-U.S.	(863)	(5,096)	(2,773)

	19,323	2,428	(1,013)

Total income tax expense (benefit)	$45,333	$49,087	$(1,843)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense (benefit) differs from the amounts that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference is:

	2005	2004	2003

	(In thousands)
Income taxes based on U.S. statutory rate	$43,464	$58,559	$11,657
State income taxes, net of U.S. tax	1,653	1,913	1,436
Extraterritorial income exclusion	(2,504)	(1,413)	(2,450)
Changes in valuation allowance	(16,664)	(1,776)	(5,844)
Reversal of prior years’ provisions	—	(6,306)	(12,500)
Nondeductible charge for in-progress R&D	11,283	—	—
Other — net	8,101	(1,890)	5,858

Total income tax expense (benefit)	$45,333	$49,087	$(1,843)

      The reconciliations above reflect permanent items that impact the provisions. Items that increase provisions include state income taxes and various nondeductible expenses, whereas items that decrease the provisions include extraterritorial income exclusion, various tax credits, reductions in valuation allowances and reversals of prior years’ provisions. During fiscal year 2005, $11.3 million was not recognized as a tax benefit since this resulted from the write-off of IPR&D from the Inet acquisition.
      Income tax expense for fiscal year 2005 included $8.1 million of other provisions largely for taxes on unremitted earnings of foreign subsidiaries and tax contingencies related to research and development tax credits, net operating loss carryforwards and other non-deductible items, partially offset by a favorable adjustment from the prior year income tax return.
      The tax benefit of $1.8 million for fiscal year 2003 reflects a tax provision of approximately $10.7 million on continuing operations, at an effective rate of 32%, offset by a tax benefit of $12.5 million resulting from the favorable settlement of IRS and other audits in the first quarter of fiscal year 2003 for Tektronix’ fiscal years 1998, 1999 and 2000.
      Tax benefits of $3.9 million, $7.0 million and $0.5 million associated with the exercise of employee stock options were allocated to common stock in fiscal years 2005, 2004 and 2003, respectively.
      Net deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	2005	2004

	(In thousands)
Other current assets	$49,537	$45,856
Deferred tax assets	56,560	105,886

Net deferred tax assets	$106,097	$151,742

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The temporary differences and carryforwards that gave rise to deferred tax assets and liabilities were as follows:

	2005	2004

	(In thousands)
Deferred tax assets:
Reserves and other liabilities	$43,670	$64,761
Accrued pension obligation	44,036	45,031
Foreign tax credit carryforwards	6,519	22,160
Accumulated depreciation	11,557	11,622
Inventory	10,184	8,153
Net operating loss carryforwards	6,822	8,639
Other credit carryforwards	18,871	8,405
Accrued postretirement benefits	5,783	6,177
Lease obligation	4,409	—
Intangibles	—	2,545
Restructuring costs and separation programs	1,683	260

Gross deferred tax assets	153,534	177,753
Less: valuation allowance	(6,519)	(23,183)

Deferred tax assets	$147,015	$154,570

Deferred tax liabilities:
Intangibles	$(39,945)	$—
Software development costs	(637)	(599)
Unrealized gains on marketable equity securities	(336)	(2,229)

Deferred tax liabilities	(40,918)	(2,828)

Net deferred tax assets	$106,097	$151,742

      At May 28, 2005, there were $6.5 million of unused foreign tax credit carryovers which, if not used, will expire at the end of fiscal year 2013. Tektronix has a valuation allowance in place against these foreign tax credits in the amount of $6.5 million. In addition, at May 28, 2005, there were $18.9 million of other credit carryforwards comprising general business credits, alternative minimum tax credits and international tax credits, which can be carried forward into the future. In addition, there were $34.3 million of international net operating losses that existed at May 28, 2005, with a deferred tax value of $6.8 million.
      Tektronix maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause Tektronix’ management to believe a revision of past estimates is appropriate. During fiscal year 2004, the estimate of prior years’ exposures was reduced by $6.3 million. The reduction was related to the closure of various international and state tax audits during the year.
      In April of 2005, Tektronix’ management reached a preliminary agreement with the Internal Revenue Service (“IRS”) with respect to its examination of Tektronix’ fiscal years 2001, 2002 and 2003. Tektronix made a payment of $12.7 million with respect to this audit and is now waiting for final approval of the audit findings from the Joint Committee on Taxation. Once that approval is obtained, the IRS audit will be closed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and the final accounting will take place with respect to it. Management anticipates closure of the IRS audit sometime during fiscal year 2006.
      Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

26.	Benefit Plans

Pension and postretirement benefit plans
      Tektronix sponsors one IRS-qualified defined benefit plan, the Tektronix Cash Balance pension plan, and one non-qualified defined benefit plan, the Retirement Equalization Plan, for eligible employees in the United States. Employees hired after July 31, 2004 do not participate in the U.S. Cash Balance pension plan. Tektronix also sponsors defined benefit pension plans in Germany, the United Kingdom, Holland and Taiwan. Tektronix also provides postretirement life insurance benefits to all current employees and provides certain retired and active employees with postretirement health care benefits. The pension plans have a fiscal year end measurement date.
      The following tables provide information about changes in the benefit obligation and plan assets and the funded status of Tektronix pension and postretirement benefit plans:

	Pension Benefits 2005			Pension Benefits 2004			Postretirement
							Benefits
	U.S. and			U.S. and
	Other	Japan	Total	Other	Japan	Total	2005	2004

	(In thousands)
Change in Benefit Obligation
Beginning balance	$646,168	$15,478	$661,646	$644,521	$128,854	$773,375	$15,198	$16,323
Service cost	5,722	614	6,336	5,000	2,169	7,169	84	104
Interest cost	38,073	6	38,079	36,941	883	37,824	904	930
Actuarial (gain) loss	65,297	97	65,394	(3,274)	—	(3,274)	2,074	(67)
Curtailment/settlement	(577)	—	(577)	—	(121,755)	(121,755)	—	—
Benefit payments	(41,961)	(2,493)	(44,454)	(44,790)	(3,930)	(48,720)	(1,999)	(2,092)
Exchange rate changes	1,837	350	2,187	7,623	9,091	16,714	—	—
Participant contributions	128	—	128	147	166	313	—	—

Ending balance	$714,687	$14,052	$728,739	$646,168	$15,478	$661,646	$16,261	$15,198

Change in Plan Assets
Beginning balance	$479,698	$—	$479,698	$432,825	$43,247	$476,072	$—	$—
Actual return	56,379	—	56,379	54,245	921	55,166	—	—
Employer contributions	49,281	37	49,318	31,809	2,906	34,715	1,999	2,092
Benefit payments	(41,961)	(37)	(41,998)	(44,245)	(50)	(44,295)	(1,999)	(2,092)
Participant contributions	128	—	128	147	—	147	—	—
Curtailment/settlement	(546)	—	(546)	—	(49,979)	(49,979)	—	—
Exchange rate changes	885	—	885	4,917	2,955	7,872	—	—

Ending balance	$543,864	$—	$543,864	$479,698	$—	$479,698	$—	$—

Net unfunded status of the plan	$170,823	$14,052	$184,875	$166,470	$15,478	$181,948	$16,261	$15,198
Unrecognized initial net obligation	(231)	—	(231)	(338)	—	(338)	—	—
Unrecognized prior service cost	9,610	190	9,800	12,067	216	12,283	—	—
Unrecognized net (loss) gain	(341,960)	(573)	(342,533)	(296,954)	(543)	(297,497)	(1,433)	641

Net (prepaid) liability recognized	$(161,758)	$13,669	$(148,089)	$(118,755)	$15,151	$(103,604)	$14,828	$15,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension Benefits 2005			Pension Benefits 2004			Postretirement
							Benefits
	U.S. and			U.S. and
	Other	Japan	Total	Other	Japan	Total	2005	2004

	(In thousands)
Amounts recognized in the consolidated balance sheets:
Other long-term assets	$(868)	$—	$(868)	$—	$—	$—	$—	$—
Other long-term liabilities	161,172	13,669	174,841	162,875	15,151	178,026	12,828	13,839
Accrued compensation	—	—	—	—	—	—	2,000	2,000
Accumulated other comprehensive loss	(322,062)	—	(322,062)	(281,630)	—	(281,630)	—	—

Net (prepaid) liability recognized	$(161,758)	$13,669	$(148,089)	$(118,755)	$15,151	$(103,604)	$14,828	$15,839

      At May 28, 2005 and May 29, 2004, Tektronix’ accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans. This resulted in a cumulative minimum pension liability pre-tax charge of $322.1 million at May 28, 2005 which was recorded net of deferred tax assets of $123.7 million in Accumulated other comprehensive loss in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The cumulative pre-tax charge increased by $40.4 million during fiscal year 2005 which resulted in an after-tax reduction in equity in Accumulated other comprehensive loss of $24.7 million, net of $15.7 million of deferred tax assets. In fiscal year 2004, the cumulative pre-tax charge decreased by $23.6 million, which resulted in an after-tax credit to equity in Accumulated other comprehensive loss of $13.9 million, net of $9.7 million of reversal of deferred tax assets.
      The accumulated benefit obligation for all defined benefit pension plans was $718.1 million and $652.5 million at May 28, 2005 and May 29, 2004, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for certain plans with accumulated benefit obligations in excess of plan assets were $728.7 million, $718.1 million, and $543.9 million, respectively, for fiscal year 2005 and $622.9 million, $614.8 million, and $440.4 million, respectively, for fiscal year 2004.
      Subsequent to the current fiscal year, Tektronix made an additional contribution of $33.4 million to the U.S. Cash Balance pension plan during the first quarter of fiscal year 2006. Depending on the future market performance of the pension plan assets, Tektronix may make additional large cash contributions to the plan in the future.
      The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

			Total for
	Pension	Postretirement	the Fiscal
	Benefit	Benefit	Year

	(In thousands)
Fiscal Year
2006	$38,603	$1,320	$39,923
2007	40,301	1,279	41,580
2008	41,054	1,246	42,300
2009	40,686	1,260	41,946
2010	41,903	1,278	43,181
2011 — 2015	223,351	6,426	229,777

Total	$425,898	$12,809	$438,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The plan asset allocations at May 28, 2005 and May 29, 2004 for the U.S. Cash Balance pension plan, which comprises the majority of Tektronix’ pension plan assets, by asset category were as follows:

	2005	2004

Publicly traded equity investments	67%	67%
Debt securities	16	17
Real estate	8	8
Absolute return strategies	5	—
Private equity investments	3	7
Cash and other	1	1

	100%	100%

      The investment policy for the U.S. Cash Balance pension plan currently provides for target asset allocations of 72% for equity investments, 23% for fixed income investments and 5% for absolute return strategies. Allocations may vary by 3% before reallocation of assets becomes necessary. Tektronix’ investment strategy is to maximize shareholder value within the context of providing benefit security for plan participants.
      The components of net pension benefit expense (credit) and postretirement benefit expense (credit) recognized in income were:

	2005			2004			2003

	U.S. and			U.S. and			U.S. and
	Other	Japan	Total	Other	Japan	Total	Other	Japan	Total

	(In thousands)
Pension Benefit
Service cost	$5,722	$614	$6,336	$5,000	$2,169	$7,169	$6,134	$3,864	$9,998
Interest cost	38,073	6	38,079	36,941	883	37,824	38,785	1,802	40,587
Expected return on plan assets	(49,698)	—	(49,698)	(49,872)	(921)	(50,793)	(52,684)	(2,107)	(54,791)
Amortization of transition asset	118	—	118	111	—	111	123	2	125
Amortization of prior service cost	(2,266)	(32)	(2,298)	(2,296)	227	(2,069)	(2,231)	631	(1,600)
Curtailment/settlement loss	(193)	—	(193)	—	—	—	—	3,318	3,318
Recognized actuarial net loss	13,463	79	13,542	10,743	431	11,174	145	638	783

Net benefit expense (credit)	$5,219	$667	$5,886	$627	$2,789	$3,416	$(9,728)	$8,148	$(1,580)

Postretirement Benefits
Service cost	$84	$—	$84	$104	$—	$104	$78	$—	$78
Interest cost	904	—	904	930	—	930	947	—	947
Amortization of prior service cost	—	—	—	(2,671)	—	(2,671)	(2,671)	—	(2,671)
Recognized net gain	—	—	—	—	—	—	(382)	—	(382)

Net benefit expense (credit)	$988	$—	$988	$(1,637)	$—	$(1,637)	$(2,028)	$—	$(2,028)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted Average Assumptions Used
      Weighted average assumptions used to determine benefit obligations at May 28, 2005 and May 29, 2004 were as follows:

	Pension		Postretirement
	Benefits		Benefits

	2005	2004	2005	2004

Discount rate	5.3%	6.1%	5.5%	6.3%
Rate of compensation increase	3.5%	3.6%	3.8%	3.8%
      Weighted average assumptions used to determine net pension benefit expense (credit) and net postretirement benefit credit for fiscal years 2005, 2004, and 2003 were as follows:

				Postretirement
	Pension Benefits			Benefits

	2005	2004	2003	2005	2004	2003

Discount rate	6.1%	5.6%	6.6%	6.3%	6.0%	7.5%
Rate of compensation increase	3.6%	3.5%	3.4%	3.8%	3.8%	3.8%
Expected long-term return on plan assets	8.4%	8.1%	8.8%	N/A	N/A	N/A

N/A — not applicable
     Assumed discount rates are used in measurements of the projected, accumulated and vested benefit obligations and the service and interest cost components of net periodic pension cost. Management makes estimates of discount rates to reflect the rates at which the pension benefits could be effectively settled. In making those estimates, management evaluates rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits.
      The expected long-term return on plan assets assumption is based on a detailed analysis conducted by Tektronix’ Treasury group and external actuarial and asset management consultants. The analysis includes a review of the asset allocation strategy, projected future long-term performance of individual asset classes, risks (standard deviations) and correlations for each of the asset classes that comprise the plans’ asset mix. While the analysis gives appropriate consideration to recent asset performance and actual returns in the past, the assumption is primarily an estimated long-term, prospective rate.
      Tektronix maintains an insured indemnity health plan for retirees. The assumed health care cost trend rates used to measure the expected cost of benefits under the indemnity and HMO plans were assumed to increase by 8.75% and 12.0%, respectively, for participants under the age of 65 and 9.0% and 12.75%, respectively, for participants age 65 and over in fiscal year 2005. Thereafter, the rates of both plans were assumed to gradually decrease until they reach 5.3% for participants under the age of 65 and 5.5% for those over 65 in 2010. A 1.0% change in these assumptions would not have a material effect on either the postretirement benefit obligation at May 28, 2005 or the benefit credit reported for fiscal year 2005.

Restructuring of Pension Plans in Japan
      Effective September 30, 2003, Tektronix substantially settled its liability for the existing defined benefit pension plans in Japan and established new plans to provide retirement benefits to Japan employees. The settlement and curtailment of the existing defined benefit plans were made in accordance with the applicable plan provisions and local statutory requirements. Tektronix has established a defined contribution plan as the principal plan to provide retirement benefits to employees in Japan. Local regulations limit the benefit that Tektronix can provide to an individual employee through use of a defined contribution plan. To the extent Tektronix provides retirement benefits to an individual in an amount greater than that allowed, the excess will be reflected as a benefit in a newly created defined benefit pension plan. As the amount of statutory limit for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefits under the defined contribution plan increases, benefits provided through the defined benefit component will decrease. The impact of the settlement and curtailment of the existing defined benefit plans and initial funding of the new defined contribution plan was as follows:

	Defined	Defined
	Benefit	Contribution
	Plans	Plan	Total

	(In thousands)
Reduction (increase) in pension liability, net	$55,583	$(3,891)	$51,692
Write-off of pension asset for unrecognized prior service cost	(9,566)	—	(9,566)
Reduction in minimum pension charge in other comprehensive loss	(3,126)	—	(3,126)
Deferred income taxes on minimum pension charge	(2,259)	—	(2,259)

Net pension curtailment and settlement gain	$40,632	$(3,891)	$36,741

      The increase of $3.9 million for the new defined contribution plan was necessary to adjust the initial liability for future funding of the new defined contribution plan to $21.0 million effective September 30, 2003. As of May 28, 2005, the balance of this funding commitment was $12.6 million, which will be paid in annual installments through February 2011.

Employee Savings Plan
      Tektronix has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may defer up to 50% of their compensation, subject to certain regulatory limitations. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. Tektronix’ matching contribution is 4% of compensation and may be invested in any one of the 401(k) plan funds. In addition, Tektronix contributes Company stock to the plan for all eligible employees equal to 2% of compensation. Tektronix’ total contributions were approximately $10.6 million in fiscal year 2005, $9.2 million in fiscal year 2004 and $9.7 million in fiscal year 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Supplemental Cash Flow Information

	May 28,	May 29,	May 31,
	2005	2004	2003

	(In thousands)
Supplemental disclosure of cash flows
Income taxes (refunded) paid, net	$34,669	$(18,731)	$(7,593)
Interest paid	335	3,367	5,899
Non-cash transactions from Inet acquisition
Common stock issued	$247,543	$—	$—
Stock options assumed	9,658	—	—
Restricted share rights assumed	321	—	—
Unearned stock-based compensation	(3,403)	—	—
Liabilities assumed	39,033	—	—
Non-cash assets acquired, net of deferred income taxes	(387,101)	—	—

Net cash paid for acquisition of Inet	$(93,949)	$—	$—

Non-cash transactions from Sony/ Tektronix redemption
Assets acquired from Sony/ Tektronix	$—	$—	$159,308
Assumption of long-term debt from Sony/ Tektronix redemption	—	—	53,506
Assumption of other liabilities from Sony/ Tektronix redemption	—	—	89,877
Non-cash proceeds from sale of VideoTele.com	$—	$—	$7,303

28.	Subsequent Events
      In June 2005, Tektronix acquired TDA Systems (“TDA”), a small supplier of time domain software tools for high speed serial data customers. The purchase price was approximately $4.1 million, including $2.1 million in shares of Tektronix common stock and $2.0 million in contingent cash consideration held in escrow to be paid over a two year period.

Quarterly Financial Data (Unaudited)
      In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Quarter Ended

	May 28,	Feb. 26,	Nov. 27,	Aug. 28,
	2005	2005	2004	2004

Net sales	$261,029	$256,332	$266,828	$250,465
Gross profit	156,548	153,386	160,323	148,519
Operating income(a)	28,072	27,530	6,883	48,939
Earnings before taxes	30,068	32,637	9,385	52,094
Earnings (loss) from continuing operations	21,573	23,391	(2,579)	36,466
Gain (loss) from discontinued operations	(372)	3,430	(255)	(58)
Net earnings (loss)	21,201	26,821	(2,834)	36,408
Earnings (loss) per share:
Continuing operations — basic	$0.25	$0.26	$(0.03)	$0.44
Continuing operations — diluted	$0.25	$0.26	$(0.03)	$0.43
Discontinued operations — basic and diluted	$—	$0.04	$—	$—
Net earnings (loss) — basic	$0.24	$0.30	$(0.03)	$0.43
Net earnings (loss) — diluted	$0.24	$0.30	$(0.03)	$0.43
Average shares outstanding:
Basic	87,103	89,307	87,020	83,782
Diluted	87,840	90,690	87,020	85,211
Common stock prices:
High	$29.10	$31.95	$33.99	$34.94
Low	21.17	28.00	28.35	26.49

	Quarter Ended

	May 29,	Feb. 28,	Nov. 29,	Aug. 30,
	2004	2004	2003	2003

Net sales	$257,755	$243,506	$217,921	$201,438
Gross profit	150,918	141,180	121,837	109,108
Operating income(a)	31,687	52,476	46,052	11,575
Earnings before taxes	36,232	64,573	50,707	15,800
Earnings from continuing operations	26,469	43,871	36,509	11,376
Loss from discontinued operations	(350)	(258)	(22)	(1,500)
Net earnings	26,119	43,613	36,487	9,876
Earnings (loss) per share:
Continuing operations — basic	$0.31	$0.52	$0.43	$0.13
Continuing operations — diluted	$0.31	$0.50	$0.42	$0.13
Discontinued operations — basic and diluted	$—	$—	$—	$(0.02)
Net earnings — basic	$0.31	$0.51	$0.43	$0.13
Net earnings — diluted	$0.30	$0.50	$0.42	$0.13
Average shares outstanding:
Basic	84,707	84,921	84,553	84,697
Diluted	86,277	87,682	86,427	85,816
Common stock prices:
High	$34.16	$34.49	$27.58	$23.64
Low	28.61	26.52	23.38	20.10

      Tektronix common stock is traded on the New York Stock Exchange. There were 2,948 shareholders of record at July 18, 2005. The market prices quoted above are the composite daily high and low prices reported by the New York Stock Exchange rounded to full cents per share.
Notes to Quarterly Financial Data (Unaudited):
      Financial data for fiscal year 2005 included eight months of the results of operations from Inet Technologies, Inc, which was acquired on September 30, 2004.
      (a) Tektronix incurred business realignment costs of $2.0 million, $0.3 million, $0.4 million and $0.4 million during the first, second, third and fourth quarters of fiscal year 2005, respectively. Tektronix incurred acquisition related costs (credits) and amortization, net of $0.8 million, $34.9 million, $2.6 million and $3.2 million during the first, second, third and fourth quarters of fiscal year 2005, respectively. Tektronix incurred business realignment costs of $4.7 million, $11.7 million, $3.7 million and $2.7 million during the first, second, third and fourth quarters of fiscal year 2004, respectively. Tektronix incurred acquisition related costs (credits) and amortization, net of $1.3 million, $(35.7) million, $(18.0) million and $1.4 million during the first, second, third and fourth quarters of fiscal year 2004, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
      Our management has evaluated, under the supervision and with the participation of, the chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, the chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 28, 2005 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We have excluded from our evaluation the internal control over financial reporting of Inet Technologies, Inc. (“Inet”), which we acquired on September 30, 2004. As of and for the period from September 30, 2004 through May 28, 2005, total assets and total revenues subject to Inet’s internal control over financial reporting represented 24% and 8% of Tektronix’ consolidated total assets and total revenues as of and for the fiscal year ended May 28, 2005.
      Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 28, 2005. We reviewed the results of management’s assessment with our Audit Committee.
      Management’s assessment of the effectiveness of our internal control over financial reporting as of May 28, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report. The report of Deloitte & Touche LLP is included below.

Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications
      The certifications of Tektronix’ chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in October 2004, Tektronix’ chief executive officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that Tektronix’ chief executive officer was not aware of any violation by Tektronix of the NYSE’s corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Tektronix, Inc.
Beaverton, Oregon
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tektronix, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Inet Technologies, Inc. (“Inet”), which was acquired on September 30, 2004 and whose financial statements reflect total assets and revenues constituting 24 percent and 8 percent, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended May 28, 2005. Accordingly, our audit did not include the internal control over financial reporting at Inet. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 28, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended May 28, 2005 of the Company and our report dated August 4, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.
/s/ Deloitte & Touche llp
Portland, Oregon
August 4, 2005

Item 9B.	Other Information.
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The information required by this item regarding directors is included under the “Director Nominees” and “Board of Directors Meetings, Committees and Compensation” sections of Tektronix’ Proxy Statement dated August 18, 2005.
      The information required by this item regarding executive officers is contained under “Executive Officers of Tektronix” in Item 1 of Part I of this report.
      The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” of Tektronix’ Proxy Statement dated August 18, 2005.
      The information required by Item 406 of Regulation S-K is included under “Corporate Governance Guidelines and Policies” of Tektronix’ Proxy Statement dated August 18, 2005 and under “General” in Item 1 of Part I of this report.

Item 11.	Executive Compensation.
      The information required by this item is included under “Director Compensation,” “Executive Compensation,” “Organization and Compensation Committee Report on Executive Compensation” and “Performance Graph” of Tektronix’ Proxy Statement dated August 18, 2005.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this item is included under “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management” and “Equity Compensation Plan Information” of Tektronix’ Proxy Statement dated August 18, 2005.

Item 13.	Certain Relationships and Related Transactions.
      None.

Item 14.	Principal Accounting Fees and Services.
      The information appearing in the 2005 Proxy Statement under the caption “Fees Paid to Deloitte & Touche LLP” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) The following documents are filed as part of the Annual Report on Form 10-K:
      (1) Financial Statements.
      The following Consolidated Financial Statements of Tektronix, Inc. are included in Item 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K:
      (2) Financial Statement Schedules.
      The following financial statement schedule is filed as part of this Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II — Valuation and Qualifying Accounts	Page 96
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
      (3) Exhibits:

(3)	(i)	Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3(i) on Form 10-K filed August 12, 2004, SEC File No. 1-04837.
	(ii)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3(ii) of Form 8-K filed May 9, 2005, SEC File No. 1-04837.
(4)	(i)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.
	(ii)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 1-04837.
(10)	†(i)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 1-04837.
	†(ii)	Restated Annual Performance Incentive Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	†(ii)(A)	Annual Performance Incentive Plan — Additional Information.
	†(iii)	Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed December 21, 1984, SEC File No. 1-04837.
	†(iv)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit (10)(v) of Form 10-K filed August 22, 1996, SEC File No. 1-04837.
	†(v)	Indemnity Agreement entered into between the Company and certain named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 20, 1993, SEC File No. 1-04837.

	†(vi)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills. Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 2, 2001, SEC File No. 1-04837.
	†(vii)	Form of Executive Severance Agreement entered into between the Company and its other named officers (other than the Chief Executive Officer). Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.
	†(viii)	2001 Non-Employee Directors Compensation Plan, as amended effective January 17, 2005.
	†(ix)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 1-04837.
	†(x)	Deferred Compensation Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	†(xi)	Stock Deferral Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	†(xii)	Individual Cash Incentive Arrangements
	†(xiii)	2001 Stock Option Plan. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 14, 2003, SEC File No. 1-04837.
	†(xiv)	2002 Stock Incentive Plan, as amended.
	†(xv)	Agreement and plan of merger dated as of June 29, 2004, among Tektronix, Inc., Inet Technologies, Inc., Impala Merger Corp. and Impala Acquisition Co. LLC. Incorporated by reference to Exhibit (2) of Form 8-K filed June 30, 2004, SEC File No. 1-04837.
	†(xvi)	Form of Stock Option Agreement for Executive Officers under the Tektronix Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 31, 2005, SEC File No. 1-04837.
	†(xvii)	Form of Restricted Stock Agreement for Executive Officers. Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 31, 2005, SEC File No. 1-04837.
(14)	(i)	Code of Ethics for Financial Managers. Incorporated by reference to Exhibit 14(i) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.
	(ii)	Business Practices Guidelines. Incorporated by reference to Exhibit 14(ii) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.
(21)		Subsidiaries of the registrant.
(23)		Independent Auditors’ Consent.
(24)		Powers of Attorney.
(31.1)		302 Certification, Chief Executive Officer.
(31.2)		302 Certification, Chief Financial Officer.
(32.1)		906 Certification, Chief Executive Officer.
(32.2)		906 Certification, Chief Financial Officer.

† Compensatory Plan or Arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKTRONIX, INC.

By	/s/ COLIN L. SLADE

Colin L. Slade, Senior Vice President and Chief Financial Officer
Dated: August 5, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ RICHARD H. WILLS* Richard H. Wills		Chairman of the Board, President, and Chief Executive Officer	August 5, 2005

/s/ COLIN L. SLADE Colin L. Slade		Senior Vice President and Chief Financial Officer, Principal Financial and Accounting Officer	August 5, 2005

/s/ PAULINE LO ALKER* Pauline Lo Alker		Director	August 5, 2005

/s/ A. GARY AMES* A. Gary Ames		Director	August 5, 2005

/s/ GERRY B. CAMERON* Gerry B. Cameron		Director	August 5, 2005

/s/ DAVID N. CAMPBELL* David N. Campbell		Director	August 5, 2005

/s/ FRANK C. GILL* Frank C. Gill		Director	August 5, 2005

/s/ MERRILL A. MCPEAK* Merrill A. McPeak		Director	August 5, 2005

/s/ ROBIN L. WASHINGTON* Robin L. Washington		Director	August 5, 2005

/s/ CYRIL J. YANSOUNI* Cyril J. Yansouni		Director	August 5, 2005

*By	/s/ JAMES F. DALTON James F. Dalton as attorney-in-fact		August 5, 2005

Tektronix, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts
For the years ended May 31, 2003, May 29, 2004 and May 28, 2005

		Charged to	Charged
	Beginning	Costs and	to Other		Ending
Description	Balance	Expenses	Accounts	Deductions	Balance

	(Dollars in thousands)
2003:
Allowance for doubtful accounts	$5,031	$(703)	$—	$(572)	$3,756
Deferred tax assets valuation allowance	30,803	(5,844)	—	—	24,959
2004:
Allowance for doubtful accounts	$3,756	$671	$—	$(1,414)	$3,013
Deferred tax assets valuation allowance	24,959	(1,776)	—	—	$23,183
2005:
Allowance for doubtful accounts	$3,013	$559	$—	$(166)	$3,406
Deferred tax assets valuation allowance	23,183	(16,664)	—	—	6,519

EXHIBIT INDEX

Exhibit No.		Exhibit Description
(3)	(i)	Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3(i) on Form 10-K filed August 12, 2004, SEC File No. 1-04837.
	(ii)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3(ii) of Form 8-K filed May 9, 2005, SEC File No. 1-04837.
(4)	(i)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.
	(ii)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 1-04837.
(10)	+(i)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 1-04837.
	+(ii)	Restated Annual Performance Incentive Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	+(ii)(A)	Annual Performance Incentive Plan – Additional Information.
	+(iii)	Restated Deferred Compensation Plan. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed December 21, 1984, SEC File No. 1-04837.
	+(iv)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit (10)(v) of Form 10-K filed August 22, 1996, SEC File No. 1-04837.
	+(v)	Indemnity Agreement entered into between the Company and certain named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 20, 1993, SEC File No. 1-04837.
	+(vi)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills. Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 2, 2001, SEC File No. 1-04837.
	+(vii)	Form of Executive Severance Agreement entered into between the Company and its other named officers (other than the Chief Executive Officer). Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.
	+(viii)	2001 Non-Employee Directors Compensation Plan, as amended effective January 17, 2005.
	+(ix)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 1-04837.
	+(x)	Deferred Compensation Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	+(xi)	Stock Deferral Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	+(xii)	Individual Cash Incentive Arrangements
	+(xiii)	2001 Stock Option Plan. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 14, 2003, SEC File No. 1-04837.
	+(xiv)	2002 Stock Incentive Plan, as amended.
	+(xv)	Agreement and plan of merger dated as of June 29, 2004, among Tektronix, Inc., Inet Technologies, Inc., Impala Merger Corp. and Impala Acquisition Co. LLC. Incorporated by reference to Exhibit (2) of Form 8-K filed June 30, 2004, SEC File No. 1-04837.
	+(xvi)	Form of Stock Option Agreement for Executive Officers under the Tektronix Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 31, 2005, SEC File No. 1-04837.
	+(xvii)	Form of Restricted Stock Agreement for Executive Officers. Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 31, 2005, SEC File No. 1-04837.
(14)	(i)	Code of Ethics for Financial Managers. Incorporated by reference to Exhibit 14(i) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.
	(ii)	Business Practices Guidelines. Incorporated by reference to Exhibit 14(ii) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.
(21)		Subsidiaries of the registrant.
(23)		Independent Auditors’ Consent.
(24)		Powers of Attorney.
(31.1)		302 Certification, Chief Executive Officer.
(31.2)		302 Certification, Chief Financial Officer.
(32.1)		906 Certification, Chief Executive Officer.
(32.2)		906 Certification, Chief Financial Officer.

+	Compensatory Plan or Arrangement