Form 10-Q
period 2005-08-27
TEKTRONIX INC
filed 2005-10-05
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
AT SEPTEMBER 24, 2005 THERE WERE 83,390,046 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
     (Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
FORWARD-LOOKING STATEMENTS	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited) — for the Fiscal Quarter ended August 27, 2005 and the Fiscal Quarter ended August 28, 2004	2

Condensed Consolidated Balance Sheets (Unaudited) — at August 27, 2005 and May 28, 2005	3

Condensed Consolidated Statements of Cash Flows (Unaudited) — for the Fiscal Quarter ended August 27, 2005 and the Fiscal Quarter ended August 28, 2004	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	43

Item 4. Controls and Procedures.	44

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 4. Submission of Matters to a Vote of Security Holders.	45

Item 6. Exhibits.	45

SIGNATURES	46
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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
     When used in this report, the words “believes”, “expects”, “anticipates”, “intends”, “estimates”, “evaluates”, “forecasts”, “may”, “can”, “would”, “could”, “future”, “forward”, “potential” and similar expressions are intended to identify forward-looking statements.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	Aug. 27, 2005	Aug. 28, 2004

Net sales	$235,060	$250,465
Cost of sales	99,103	101,946

Gross profit	135,957	148,519
Research and development expenses	43,605	33,579
Selling, general and administrative expenses	68,565	65,066
Business realignment costs	2,481	2,039
Acquisition related costs and amortization	3,436	787
Loss (gain) on disposition of assets, net	4	(1,891)

Operating income	17,866	48,939
Interest income	3,092	5,462
Interest expense	(97)	(83)
Other non-operating expense, net	(986)	(2,224)

Earnings before taxes	19,875	52,094
Income tax expense	5,707	15,628

Net earnings from continuing operations	14,168	36,466
Loss from discontinued operations, net of income taxes	(82)	(58)

Net earnings	$14,086	$36,408

Earnings per share:
Continuing operations — basic	$0.17	$0.44
Continuing operations — diluted	0.17	0.43
Discontinued operations — basic and diluted	—	—
Net earnings — basic and diluted	$0.17	$0.43

Weighted average shares outstanding:
Basic	84,603	83,782
Diluted	85,297	85,211

Cash dividends declared per share	$0.06	$0.04
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	Aug. 27, 2005	May 28, 2005
ASSETS
Current assets:
Cash and cash equivalents	$95,002	$131,640
Short-term marketable investments	111,477	120,881
Trade accounts receivable, net of allowance for doubtful accounts of $3,745 and $3,406, respectively	161,346	155,332
Inventories	130,544	131,096
Other current assets	86,657	80,177

Total current assets	585,026	619,126

Property, plant and equipment, net	122,062	120,546
Long-term marketable investments	162,009	226,892
Deferred tax assets	53,340	56,560
Goodwill, net	303,166	301,934
Other long-term assets	131,099	135,285

Total assets	$1,356,702	$1,460,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$108,582	$115,058
Accrued compensation	55,411	78,938
Deferred revenue	54,639	57,509

Total current liabilities	218,632	251,505

Long-term liabilities	189,855	223,015

Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 83,360 and 85,144 shares at August 27, 2005 and May 28, 2005, respectively)	496,848	501,886
Retained earnings	608,987	639,720
Accumulated other comprehensive loss	(157,620)	(155,783)

Total shareholders’ equity	948,215	985,823

Total liabilities and shareholders’ equity	$1,356,702	$1,460,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Fiscal quarter ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$14,086	$36,408
Adjustments to reconcile net earnings to net cash used in operating activities:
Write-off of in-process research and development	365	—
Amortization of acquisition related intangible assets	5,947	—
Loss from discontinued operations	82	58
Depreciation and amortization expense	7,006	6,678
Net loss (gain) on the disposition of assets	4	(1,891)
Tax benefit of stock option exercises	204	1,345
Deferred income tax expense	301	1,694
Changes in operating assets and liabilities:
Trade accounts receivable, net	(5,878)	(1,224)
Inventories	552	1,235
Other current assets	(4,009)	(1,062)
Accounts payable and accrued liabilities	(6,489)	(7,183)
Accrued compensation	(23,541)	(31,996)
Deferred revenue	(2,945)	(3,146)
Cash funding for defined benefit plans	(33,400)	(46,516)
Other long-term assets and liabilities, net	3,117	2,480

Net cash used in continuing operating activities	(44,598)	(43,120)
Net cash used in discontinued operating activities	(82)	—

Net cash used in operating activities	(44,680)	(43,120)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(2,122)	—
Acquisition of property, plant and equipment	(8,744)	(7,506)
Proceeds from the disposition of property and equipment	230	12,365
Proceeds from maturities and sales of marketable investments	72,409	81,880
Purchases of short-term and long-term marketable investments	—	(28,921)

Net cash provided by investing activities	61,773	57,818

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(95)	(122)
Proceeds from employee stock plans	4,888	8,963
Repurchase of common stock	(52,714)	(61,764)
Dividends paid	(5,092)	(3,363)

Net cash used in financing activities	(53,013)	(56,286)
Effect of exchange rate changes on cash	(718)	(744)

Net decrease in cash and cash equivalents	(36,638)	(42,332)
Cash and cash equivalents at beginning of period	131,640	149,011

Cash and cash equivalents at end of period	$95,002	$106,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS
Income taxes paid, net	$8,558	$9,348
Interest paid	51	49

NON-CASH TRANSACTIONS FROM OTHER ACQUISITION
Common stock issued	2,075	—
The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. The Company
     Tektronix, Inc. (“Tektronix”) develops, manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, pervasive and advanced technologies. Revenue is derived principally through the development, manufacturing, marketing and selling of a broad range of products and related components, support services and accessories. These products include oscilloscopes, logic analyzers, signal sources, spectrum analyzers, communications network management and diagnostics solutions and video test equipment. Tektronix maintains operations in four major geographies: the Americas, including the United States and Other Americas, which includes Mexico, Canada and South America; Europe, which includes Europe, Russia, the Middle East and Africa; the Pacific, which includes China, India, Korea and Singapore; and Japan.
2. Financial Statement Presentation
     The condensed consolidated financial statements and notes thereto have been prepared by Tektronix without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by Article 10 of Regulation S-X. The condensed consolidated financial statements include the accounts of Tektronix and its majority-owned subsidiaries. Significant intercompany transactions and balances have been eliminated. Tektronix’ fiscal year is the 52 or 53 week period ending on the last Saturday in May. Fiscal years 2006 and 2005 are both 52 weeks long.
     The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Examples include revenue recognition; the allowance for doubtful accounts; product warranty accrual; estimates of contingencies; intangible asset valuation; inventory valuation; pension plan assumptions; the determination of other-than-temporary investment impairments; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.
     Management believes that the condensed consolidated financial statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in Tektronix’ annual report on Form 10-K for the fiscal year ended May 28, 2005.
  Revenue recognition
     Tektronix recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met for the majority of Tektronix’ product sales at the time the product is shipped under FOB shipping point shipping terms. Upon shipment, Tektronix also provides for estimated costs that may be incurred for product warranties and sales returns. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
     Contracts for network monitoring solution products, which were acquired in the Inet acquisition, often involve multiple deliverables. Tektronix determines the fair value of each of the contract deliverables using vendor-specific objective evidence (“VSOE”). VSOE for each element of the contract is based on the price for which Tektronix sells the element on a stand-alone basis. In addition to hardware and software products, elements of the contracts include product support services such as the correction of software problems, hardware replacement, telephone access to Tektronix’ technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service periods. Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE. If Tektronix determines that it does not have VSOE on an undelivered element of an arrangement, Tektronix will not recognize revenue until all elements of the arrangement are delivered. This occurrence could materially impact Tektronix’ financial results because of the significant dollar amount of many of its contracts and the significant portion of total revenues that a single contract may represent in any particular period.
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
  Goodwill and Intangible Assets
     Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with finite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized over the estimated useful lives of the intangible assets, mostly over three to five years. For software-related intangible assets with finite useful lives, Tektronix amortizes the cost over the estimated economic life of the software product and assesses impairment in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” At each balance sheet date, the unamortized cost of the software-related intangible asset is compared to its net realizable value. The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss. Amortization expense for intangible assets that are software-related developed technology is recorded as Cost of sales on the Condensed Consolidated Statements of Operations. Tektronix will perform its annual goodwill impairment analysis during the second quarter of each fiscal year.
     Tektronix does not amortize intangible assets with indefinite useful lives. However, Tektronix reevaluates this decision each reporting period. If Tektronix subsequently determines that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. Tektronix reviews nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of August 27, 2005 resulted primarily from the Inet acquisition during the second quarter of fiscal year 2005. Accordingly, the nonamortizable intangible assets were recorded at their fair values and no events or circumstances have arisen that would indicate that the intangible assets may be impaired. Tektronix will perform its annual nonamortizable intangible asset impairment test in conjunction with its annual goodwill impairment test in the second quarter of each fiscal year.

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
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement, as interpreted, requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Tektronix will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Tektronix. See Note 4 for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.
     In April 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The “conditional asset retirement obligation” terminology used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is required to be adopted no later than the end of fiscal year 2006. Tektronix adopted this FIN 47 beginning with the first quarter of fiscal year 2006 without a material effect on the consolidated financial statements of Tektronix.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” This SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007.

Management does not expect this statement to have a material effect on the consolidated financial statements of Tektronix.
     In June 2005, the FASB issued FASB Staff Position (“FSP”) FAS 143-1, “Accounting for Electronic Equipment Waste Obligations.” This FSP FAS 143-1 addresses the accounting related to obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union (EU). This FSP FAS 143-1 is effective the later of the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. Tektronix adopted this FSP FAS 143-1 beginning with the first quarter of fiscal year 2006 without a material effect on the consolidated financial statements of Tektronix.
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
     Earnings per share for the fiscal quarters ended August 27, 2005 and August 28, 2004 were as follows:

	Fiscal quarter ended
(In thousands, except per share amounts)	Aug. 27, 2005	Aug. 28, 2004

Net earnings	$14,086	$36,408

Weighted average shares used for basic earnings per share	84,603	83,782
Incremental dilutive stock options	694	1,429

Weighted average shares used for dilutive earnings per share	85,297	85,211

Earnings per share:
Net earnings — basic and diluted	$0.17	$0.43
     Options to purchase an additional 9,205,226 and 3,888,027 shares of common stock were outstanding at August 27, 2005 and August 28, 2004, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.
     Tektronix accounts for stock options according to APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair values of options granted during the fiscal quarters ended August 27, 2005 and August 28, 2004 were $7.88 and $10.06 per share, respectively.

     The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 for the fiscal quarters ended August 27, 2005 and August 28, 2004 is indicated below:

	Fiscal quarter ended
(In thousands, except per share amounts)	Aug. 27, 2005	Aug. 28, 2004
Net earnings as reported	$14,086	$36,408
Stock compensation cost included in net earnings as reported, net of income taxes	558	227
Stock compensation cost using the fair value alternative, net of income taxes	(4,765)	(3,405)

Pro forma net earnings	$9,879	$33,230

Earnings per share:
Basic — as reported	$0.17	$0.43
Basic — pro forma	0.12	0.40

Diluted — as reported	$0.17	$0.43
Diluted — pro forma	0.12	0.39
SFAS No. 123 Assumptions
     The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal quarters ended August 27, 2005 and August 28, 2004:

	Aug. 27, 2005	Aug. 28, 2004
Expected life in years	5.1	5.1
Risk-free interest rate	3.94%	3.80%
Volatility	32.18%	32.47%
Dividend yield	0.98%	0.54%
5. Acquisition of Inet Technologies, Inc.
     During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next generation mobile and fixed networks, including mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks. Inet’s Unified Assurance Solutions enable network operators to simultaneously manage their voice and data services at the network, service, and customer layers by capturing, correlating, and analyzing network wide traffic in real time. Inet’s diagnostic products assist equipment manufacturers and network operators to quickly and cost effectively design, deploy, and maintain current and next generation networks and network elements. Through this acquisition Tektronix significantly enhances its position in the overall network management and diagnostic market and expects to accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS) and VoIP.
     Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. Prior to the close of the transaction on September 30, 2004, Inet had 39.6 million shares of common stock outstanding. The final exchange ratio used to determine the number of shares of Tektronix common stock issued was 0.192, which resulted in the issuance of 7.6 million shares of Tektronix common stock in the transaction. The 7.6 million shares were valued at $32.55 per share, based on the 5-day period ended September 29, 2004, because that was the earliest date that the final exchange ratio could be determined. The fair values of the stock options and restricted share rights assumed were determined by using the Black-Scholes option pricing model. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, including a third party valuation of intangible items and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes, including resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, are presented below as of August 27, 2005.
     The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,224
Unearned stock-based compensation	(3,403)
Liabilities assumed	38,006

Total purchase price	$544,910

     The following table presents the preliminary allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefit from transaction costs	1,209
Other current assets	6,910
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	220,226
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,448)

Total assets acquired, net of deferred income taxes	$544,910

     The following table presents the details of the intangible assets purchased in the Inet acquisition as of August 27, 2005:

	(in years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net
Developed technology	4.8	$87,004	$(16,953)	$70,051
Customer relationships	4.8	22,597	(4,418)	18,179
Covenants not to compete	4.0	1,200	(275)	925

		110,801	(21,646)	89,155
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(21,646)	$100,307

     Amortization expense for intangible assets purchased in the Inet acquisition was $5.9 million for the first quarter of fiscal year 2006. Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004

Cost of sales	$4,624	$—
Acquisition related costs and amortization	1,279	—

Total	$5,903	$—

     The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Operations as follows:

		Acquisition
		Related Costs	Total
	Cost of	and	for the
(In thousands)	Sales	Amortization	Fiscal Year
Fiscal Year
2006	$18,495	$5,117	$23,612
2007	18,495	5,117	23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$74,675	$20,383	$95,058

     The $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This write-off was included in acquisition related costs and amortization on the Condensed Consolidated Statements of Operations. The fair value of IPR&D was based on the net present value of estimated future cash flows. Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market. As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete. The total estimated cost to complete these projects was approximately $0.8 million at the acquisition date. As of August 27, 2005, Tektronix had completed these eight research and development projects.
     The Condensed Consolidated Statements of Operations include the results of operations of Inet since September 30, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at May 30, 2004, the beginning of Tektronix’ fiscal year 2005.

Fiscal quarter ended
(In thousands, except per share amounts)	Aug. 28, 2004

Pro forma
Net sales	$273,443
Net earnings from continuing operations	33,929

Earnings per share:
Continuing operations — basic and diluted	$0.37
     The write-off of IPR&D is excluded from the calculation of pro forma net earnings and earnings per share in the table shown above.
     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.

6. Discontinued Operations
     Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004

Loss on sale of VideoTele.com (less applicable income tax benefit of $1 and $1)	$(1)	$(1)
Loss on sale of optical parametric test business (less applicable income tax benefit of $36 and $40)	(68)	(72)
Gain (loss) on sale of Gage (less applicable income tax benefit (expense) of $6 and ($8))	(11)	15
Loss on sale of Color Printing and Imaging Division (less applicable income tax benefit of $1 and $0)	(2)	—

Loss from discontinued operations, net of income taxes	$(82)	$(58)

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
     Costs incurred during the current quarter primarily related to restructuring actions Tektronix initiated in response to softer market conditions in some of our product areas that began in the fourth quarter of fiscal year 2005 and continued into the beginning of the first quarter of fiscal year 2006.
     Business realignment costs of $2.5 million in the first quarter of fiscal year 2006 primarily included severance and related costs for 47 employees. Tektronix expects to realize future annual salary cost savings from actions taken in the first quarter of fiscal year 2006. At August 27, 2005, liabilities remained for employee severance and related benefits for 50 employees.

     Activity for the above described actions during the first quarter of fiscal year 2006 was as follows:

		Cost
	Balance	Incurred			Balance
	May 28,	and Other	Cash	Non-cash	August 27,
(In thousands)	2005	Adjustments	Payments	Adjustments	2005

Fiscal Year 2006 Actions:
Employee severance and related benefits	$—	$2,444	$(1,118)	$—	$1,326
Accumulated currency translation loss, net	—	3	—	(3)	—

Total	—	2,447	(1,118)	(3)	1,326

Fiscal Year 2005 Actions:
Employee severance and related benefits	568	—	(365)	—	203
Contractual obligations	103	24	(79)	—	48

Total	671	24	(444)	—	251

Fiscal Year 2004 Actions:
Employee severance and related benefits	681	—	(136)	—	545

Total	681	—	(136)	—	545

Fiscal Year 2003 and 2002 Actions:
Employee severance and related benefits	2	—	—	—	2
Contractual obligations	926	10	(101)	—	835

Total	928	10	(101)	—	837

Total of all actions	$2,280	$2,481	$(1,799)	$(3)	$2,959

8. Marketable Investments
     Marketable investments are recorded at fair value with the resulting unrealized gains and temporary losses included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets. Fair values of marketable investments are based on quoted market prices. Realized gains and losses on sales of marketable investments were $0.2 million and $0.2 million, respectively, during the quarter ended August 27, 2005, and $0.4 million and $0.6 million, respectively, during the quarter ended August 28, 2004, which are included in Other non-operating expense, net on the Condensed Consolidated Statements of Operations.

     Short-term marketable investments held at August 27, 2005 consisted of:

	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate notes and bonds	$40,007	$3	$(302)	$39,708
U.S. Agencies	27,326	—	(272)	27,054
U.S. Treasuries	28,073	—	(126)	27,947
Asset backed securities	8,872	—	(82)	8,790
Mortgage backed securities	8,154	—	(176)	7,978

Short-term marketable investments	$112,432	$3	$(958)	$111,477

     Long-term marketable investments held at August 27, 2005 consisted of:

	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Corporate notes and bonds	$28,943	$—	$(506)	$28,437
U.S. Agencies	25,691	—	(589)	25,102
U.S. Treasuries	5,629	—	(110)	5,519
Asset backed securities	61,586	57	(655)	60,988
Mortgage backed securities	42,961	10	(1,008)	41,963

Long-term marketable investments	$164,810	$67	$(2,868)	$162,009

     Short-term marketable investments held at May 28, 2005 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
Corporate notes and bonds	$48,245	$14	$(274)	$47,985
U.S. Agencies	31,109	—	(189)	30,920
U.S. Treasuries	28,150	—	(175)	27,975
Asset backed securities	12,290	—	(103)	12,187
Mortgage backed securities	1,840	—	(26)	1,814

Short-term marketable investments	$121,634	$14	$(767)	$120,881

     Long-term marketable investments held at May 28, 2005 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value
Corporate notes and bonds	$48,535	$45	$(555)	$48,025
U.S. Agencies	42,962	—	(718)	42,244
U.S. Treasuries	13,491	83	(58)	13,516
Asset backed securities	70,667	238	(418)	70,487
Mortgage backed securities	53,622	4	(1,006)	52,620

Long-term marketable investments	$229,277	$370	$(2,755)	$226,892

     Contractual maturities of long-term marketable investments at August 27, 2005 will be as follows:

(In thousands)	Amortized Cost Basis
After 1 year through 5 years	$121,849
Mortgage backed securities	42,961

$164,810

     Tektronix reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, Tektronix considers the reasons for the impairment, its ability and intent to hold the investment until the market price recovers, compliance with its investment policy, the severity and duration of the impairment and expected future performance. As Tektronix primarily invests in high quality debt securities, unrealized losses are largely driven by market interest rates. These unrealized losses were not significant on an individual investment security basis. Based on this evaluation, no impairment was considered to be other-than-temporary. The following table presents the fair value of marketable investments with unrealized losses at August 27, 2005:

	12 Months or More		Less Than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(In thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate notes and bonds	$31,848	$(379)	$33,215	$(430)	$65,063	$(809)
U.S. Agencies	40,157	(653)	11,999	(207)	52,156	(860)
U.S. Treasuries	19,217	(68)	14,249	(168)	33,466	(236)
Asset backed securities	20,498	(298)	41,183	(439)	61,681	(737)
Mortgage backed securities	37,386	(1,013)	9,491	(171)	46,877	(1,184)

Total	$149,106	$(2,411)	$110,137	$(1,415)	$259,243	$(3,826)

9. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined based on a standard cost method, which approximates actual cost on a first-in, first-out basis. Market is determined based on net realizable value. Tektronix periodically reviews its inventory for obsolete or slow-moving items.
     Inventory consisted of the following:

(In thousands)	Aug. 27, 2005	May 28, 2005

Materials	$6,079	$7,015
Work in process	56,957	63,091
Finished goods	67,508	60,990

Inventories	$130,544	$131,096

10. Other Current Assets
     Other current assets consisted of the following:

(In thousands)	Aug. 27, 2005	May 28, 2005

Current deferred tax asset	$52,009	$49,537
Prepaid expenses	16,115	12,877
Income taxes receivable	10,645	9,928
Other receivables	7,390	7,401
Notes receivable	19	18
Other current assets	479	416

Other current assets	$86,657	$80,177

11. Property, Plant and Equipment, Net
     Property, plant and equipment, net consisted of the following:

(In thousands)	Aug. 27, 2005	May 28, 2005

Land	$1,086	$1,086
Buildings	131,085	129,983
Machinery and equipment	251,004	246,032
Accumulated depreciation and amortization	(261,113)	(256,555)

Property, plant and equipment, net	$122,062	$120,546

12. Goodwill, Net
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with finite useful lives.
     Changes in goodwill during the quarter ended August 27, 2005 were as follows (in thousands):

Balance at May 28, 2005	$301,934
Adjustment for acquisition of Inet	(657)
Other acquisition	3,182
Currency translation	(1,293)

Balance at August 27, 2005	$303,166

13. Other Long-Term Assets
     Other long-term assets consisted of the following:

(In thousands)	Aug. 27, 2005	May 28, 2005

Other intangibles, net	$102,646	$107,652
Notes, contracts and leases	13,287	12,377
Corporate equity securities	8,346	8,285
Pension asset	853	868
Other assets	5,967	6,103

Other long-term assets	$131,099	$135,285

     Corporate equity securities are classified as available-for-sale and reported at fair value and are included in Other long-term assets on the Condensed Consolidated Balance Sheets. The related unrealized holding gains are excluded from earnings and included, net of tax, in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets.
     Corporate equity securities classified as available-for-sale and the related unrealized holding gains were as follows:

(In thousands)	Aug. 27, 2005	May 28, 2005

Unamortized cost basis of corporate equity securities	$4,282	$4,282
Gross unrealized holding gains	4,064	4,003

Fair value of corporate equity securities	$8,346	$8,285

14. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following:

(In thousands)	Aug. 27, 2005	May 28, 2005

Trade accounts payable	$32,834	$36,407
Other accounts payable	36,103	35,444

Accounts payable	68,937	71,851

Income taxes payable	14,612	17,348
Contingent liabilities (see Note 17)	10,009	10,539
Warranty reserve	5,844	6,508
Accrued expenses and other liabilities	9,180	8,812

Accrued liabilities	39,645	43,207

Accounts payable and accrued liabilities	$108,582	$115,058

15. Long-Term Liabilities
     Long-term liabilities consisted of the following:

(In thousands)	Aug. 27, 2005	May 28, 2005

Pension liability	$142,933	$174,841
Deferred compensation	17,051	15,708
Postretirement benefits	12,741	12,828
Other liabilities	17,130	19,638

Long-term liabilities	$189,855	$223,015

     In the first quarter of fiscal year 2006, Tektronix made a voluntary contribution of $33.4 million to the U.S. Cash Balance pension plan. Depending on the future market performance of the pension plan assets, Tektronix may make additional large cash contributions to the plan.

16. Pension and Other Postretirement Benefits
     Components of net periodic benefit cost for defined benefit pension plans and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal quarter ended		Fiscal quarter ended
	Aug. 27,	Aug. 28,	Aug. 27,	Aug. 28,
(In thousands)	2005	2004	2005	2004

Service cost	$1,840	$1,550	$24	$21
Interest cost	9,617	9,579	214	226
Expected return on plan assets	(12,718)	(12,537)	—	—
Amortization of transition asset	28	28	—	—
Amortization of prior service cost	(567)	(557)	—	—
Amortization of net loss	5,446	3,329	—	—

Net periodic benefit costs	$3,646	$1,392	$238	$247

17. Contingencies
     As of August 27, 2005, Tektronix had $10.0 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printer and Imaging division (“CPID”) in fiscal year 2000, $2.0 million for environmental exposures and $3.0 million for other contingent liabilities. It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to Tektronix’ consolidated financial statements.
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
     Other payments and adjustments during the period from fiscal years 2001 through 2005 reduced the balance of the contingencies by $4.6 million. As of August 27, 2005 and May 28, 2005, the balance of the contingencies related to the CPID disposition was $5.0 million. The remaining portion may take several years to resolve. The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained. Tektronix continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur. Tektronix, however, does not expect such changes to be material to the financial statements.
  Environmental and Other
     The $2.0 million for environmental exposures is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus. Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management currently estimates that the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range. These costs are estimated to be incurred over the next several years. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from the recorded liability. In addition, a preliminary risk investigation and feasibility study are expected to be completed in the second half of fiscal year 2006 which may have a significant impact on management’s estimate.
     The remaining $3.0 million includes amounts related to intellectual property and employment issues, as well as amounts related to dispositions of assets other than CPID. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.
     In the normal course of business, Tektronix and its subsidiaries are parties to various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not Tektronix will ultimately be successful in any of these legal matters or, if not, what the impact might be. However, Tektronix’ management does not expect that the results of these legal proceedings to have a material adverse effect on its results of operations, financial position or cash flows.
18. Shareholders’ Equity
     Activity in shareholders’ equity for the first quarter of fiscal year 2006 was as follows:

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(In thousands)	Shares	Amount	Earnings	Loss	Total

Balance at May 28, 2005	85,144	$501,886	$639,720	$(155,783)	$985,823
Net earnings	—	—	14,086	—	14,086
Additional minimum pension liability, net of income taxes	—	—	—	179	179
Foreign currency translation adjustment	—	—	—	(1,677)	(1,677)
Unrealized holding loss on available-for-sale securities, net of income taxes	—	—	—	(339)	(339)
Dividends paid	—	—	(5,092)	—	(5,092)
Shares issued to employees, net of forfeitures	306	4,888	—	—	4,888
Shares issued for acquisition	87	2,075	—	—	2,075
Tax benefit of stock option exercises	—	204	—	—	204
Amortization of unearned stock-based compensation	—	782	—	—	782
Shares repurchased in open market	(2,177)	(12,987)	(39,727)	—	(52,714)

Balance at August 27, 2005	83,360	$496,848	$608,987	$(157,620)	$948,215

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
     During the first quarter of fiscal year 2006, 2.2 million shares were repurchased for $52.7 million. As of August 27, 2005, a total of 27.1 million shares have been repurchased at an average price of $23.95 per share totaling $649.9 million under this authorization. The reacquired shares were immediately retired as required under Oregon corporate law.
     Subsequent to the first quarter of fiscal year 2006, on September 15, 2005, Tektronix declared a quarterly cash dividend of $0.06 per share for the second quarter of fiscal year 2006. The dividend will be paid on October 24, 2005 to shareholders of record as of the close of market on October 7, 2005.

     Comprehensive income and its components, net of income taxes, were as follows:

	Fiscal quarter ended
	Aug. 27,	Aug. 28,
(In thousands)	2005	2004

Net earnings	$14,086	$36,408

Other comprehensive income (loss):
Additional minimum pension liability, net of income taxes of $88 and $152, respectively	179	344
Foreign currency translation adjustment	(1,677)	(931)
Unrealized holding loss on available-for-sale securities, net of income taxes of ($217) and ($508), respectively	(339)	(794)

Total comprehensive income	$12,249	$35,027

     Accumulated other comprehensive loss consisted of the following:

			Unrealized
	Additional		Holding	Accumulated
	Minimum	Foreign	Gains, Net on	Other
	Pension	Currency	Available-for-	Comprehensive
(In thousands)	Liability	Translation	Sales securities	Loss

Balance as of May 28, 2005	$(198,437)	$42,127	$527	$(155,783)
First quarter activity	179	(1,677)	(339)	(1,837)

Balance as of August 27, 2005	$(198,258)	$40,450	$188	$(157,620)

19. Business Segments
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

	Fiscal quarter ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004

Consolidated net sales to external customers by region:

The Americas:
United States	$84,403	$105,764
Other Americas	5,267	8,022
Europe	62,747	47,550
Pacific	44,422	44,279
Japan	38,221	44,850

Net sales	$235,060	$250,465

20. Product Warranty Accrual
     Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.
     Changes in the product warranty accrual were as follows:

	Fiscal quarter ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004

Balance at beginning of period	$6,508	$8,959
Payments made	(2,429)	(2,290)
Provision for warranty expense	1,765	2,295

Balance at end of period	$5,844	$8,964

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction and Overview
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of Tektronix’ operating performance and its financial condition. A discussion of our business, including our strategy, products and competition is included in Part I of Tektronix’ Form 10-K for the fiscal year ended May 28, 2005.
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
     We enable our customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, pervasive and advanced technologies. Revenue is derived principally through the development, manufacturing, marketing and selling of a broad range of products and related components, support services and accessories. These products include oscilloscopes, logic analyzers, signal sources, spectrum analyzers, communications network management and diagnostics solutions and video test equipment. We maintain operations in four major geographies: the Americas, including the United States and Other Americas, which includes Mexico, Canada and South America; Europe, which includes Europe, Russia, the Middle East and Africa; the Pacific, which includes China, India, Korea, and Singapore; and Japan.
     Tektronix’ results of operations and financial condition may be affected by a variety of factors. In our opinion, the most significant of these factors include the economic strength of the technology markets into which we sell our products, our ability to develop compelling technology solutions and deliver these to the marketplace in a timely manner, and the actions of competitors.
     The markets that we serve are very diverse and include a cross-section of the technology industries. Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector. During the latter part of fiscal year 2003, we began to experience the stabilization of certain markets that had been depressed in the previous year. Fiscal year 2004 saw a more broad-based recovery in the technology sector from the downturn of preceding years. During fiscal year 2005, growth rates moderated as compared with the prior fiscal year. In the fourth quarter of fiscal year 2005 and into the first quarter of fiscal year 2006 orders softened in a number of our product areas and in most regions.
     During fiscal years 2002 and 2003, we engaged in a variety of efforts to reduce our cost structure to better align with the lower sales levels. The related business realignment costs continued to be incurred into fiscal year 2004, and to a lesser extent into fiscal year 2005 and the first quarter of fiscal year 2006 as many of the actions identified took considerable time to execute. In addition to incurring costs to realign our cost structure during fiscal years 2003, 2004 and 2005, we incurred costs to restructure the operations of the Japan subsidiary acquired through redemption of Sony/Tektronix Corporation in the second quarter of fiscal year 2004 and also recognized certain costs and credits directly associated with the integration of this subsidiary. In the first quarter of fiscal year 2006, we took actions in response to the recent softening in orders in some of our product areas. Business realignment costs incurred during the first quarter of fiscal year 2006 primarily reflected the cost of those recent actions.
     We face significant competition in many of the markets in which we sell our products. Tektronix competes on many factors including product performance, technology, product availability and price. To compete effectively, we must deliver compelling products to the market in a timely manner. Accordingly, we make significant investments into the research and development of new products and the sales channels necessary to deliver products to the market. Even during periods where economic conditions have reduced our revenues, such as those experienced in fiscal years 2002 and 2003, we continued to invest significantly in the development of new products and sales channels. A discussion of our products and competitors is included in Item 1 Business of Tektronix’ Form 10-K for the fiscal year ended May 28, 2005.
     A component of our strategy includes focusing investments in certain product categories to expand our existing market positions. Expansion in these certain product categories may come through internal growth or from acquisitions. On September 30, 2004, Tektronix acquired Inet Technologies, Inc. (“Inet”), a company that engaged primarily in network monitoring. The acquisition of Inet has further expanded our communications network management and diagnostic product offerings. The acquisition of Inet is described below in this Management’s Discussion and Analysis.
     For a discussion of risk factors affecting Tektronix, see the Risks and Uncertainties section below.
Acquisition of Inet Technologies, Inc.
     During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next generation mobile and fixed networks, including mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks. Inet’s Unified Assurance Solutions enable network operators to simultaneously manage their voice and data services at the network, service, and customer layers by capturing, correlating, and analyzing network wide traffic in real time. Inet’s diagnostic products assist equipment manufacturers and network operators to quickly and cost effectively design, deploy, and maintain current and next generation networks and network elements. Through this acquisition Tektronix significantly enhances its position in the overall network management and diagnostic market and expects to accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS) and VoIP.
     Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. Prior to the close of the transaction on September 30, 2004, Inet had 39.6 million shares of common stock outstanding. The final exchange ratio used to determine the number of shares of Tektronix common stock issued was 0.192, which resulted in the issuance of 7.6 million shares of Tektronix common stock in the transaction. The 7.6 million shares were valued at $32.55 per share, based on the 5-day period ended September 29, 2004, because that was the earliest date that the final exchange ratio could be determined. The fair values of the stock options and restricted share rights assumed were determined by using the Black-Scholes option pricing model. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. Analysis supporting the purchase price allocation includes a valuation of assets and liabilities as of the closing date, including a third party valuation of intangible items and a detailed review of the opening balance sheet to determine other significant adjustments required to recognize assets and liabilities at fair value. The purchase price allocation is subject to further changes, including resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, are presented below as of August 27, 2005.
     The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,224
Unearned stock-based compensation	(3,403)
Liabilities assumed	38,006

Total purchase price	$544,910

     The following table presents the preliminary allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefit from transaction costs	1,209
Other current assets	6,910
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	220,226
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,448)

Total assets acquired, net of deferred income taxes	$544,910

     The following table presents the details of the intangible assets purchased in the Inet acquisition as of August 27, 2005:

	(in years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net
Developed technology	4.8	$87,004	$(16,953)	$70,051
Customer relationships	4.8	22,597	(4,418)	18,179
Covenants not to compete	4.0	1,200	(275)	925

		110,801	(21,646)	89,155
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(21,646)	$100,307

     Amortization expense for intangible assets purchased in the Inet acquisition was $5.9 million for the first quarter of fiscal year 2006. Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Aug. 27, 2005	Aug. 28, 2004
Cost of sales	$4,624	$—
Acquisition related costs and amortization	1,279	—

Total	$5,903	$—

     The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Operations as follows:

		Acquisition
		Related Costs	Total
	Cost of	and	for the
(In thousands)	Sales	Amortization	Fiscal Year
Fiscal Year
2006	$18,495	$5,117	$23,612
2007	18,495	5,117	23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$74,675	$20,383	$95,058

     The $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This write-off was included in acquisition related costs and amortization on the Condensed Consolidated Statements of Operations. The fair value of IPR&D was based on the net present value of estimated future cash flows. Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market. As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete. The total estimated cost to complete these projects was approximately $0.8 million at the acquisition date. As of August 27, 2005, we had completed these eight research and development projects.
     The Condensed Consolidated Statements of Operations include the results of operations of Inet since September 30, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at May 30, 2004, the beginning of Tektronix’ fiscal year 2005.

Fiscal quarter ended
(In thousands, except per share amounts)	Aug. 28, 2004

Pro forma
Net sales	$273,443
Net earnings from continuing operations	33,929

Earnings per share:
Continuing operations — basic and diluted	$0.37
     The write-off of IPR&D is excluded from the calculation of pro forma net earnings and earnings per share in the table shown above.
     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection of future results.
Business Realignment Costs
     Business realignment costs represent actions to realign our cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels. Business realignment actions taken in recent fiscal years were intended to reduce our worldwide cost structure across all major functions in response to the dramatic economic decline in 2001 through 2003, which severely impacted markets into which we sell our products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. In addition to severance, we incurred other costs associated with restructuring our organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Restructuring actions can take significant time to execute, particularly if they are being conducted in countries outside the United States. We believe the restructuring actions implemented in recent fiscal years have resulted in the cost savings anticipated for those actions.
     Business realignment costs incurred during the first quarter of fiscal year 2006 primarily reflected actions taken in response to recent softening in orders in some of our product areas. Business realignment costs of $2.5 million in the first quarter of fiscal year 2006 primarily included severance and related costs for 47 employees. We expect to realize future annual salary cost savings from actions taken in the first quarter of fiscal year 2006. At August 27, 2005, liabilities remained for employee severance and related benefits for 50 employees.
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
 Revenue Recognition
     We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met for the majority of our product sales at the time the product is shipped under FOB shipping point shipping terms. Upon shipment, we also provide for estimated costs that may be incurred for product warranties and sales returns. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
     Contracts for our network monitoring solution products, which were acquired in the Inet acquisition, often involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence (“VSOE”). VSOE for each element of the contract is based on the price for which we sell the element on a stand-alone basis. In addition to hardware and software products, elements of the contracts include product support services such as the correction of software problems, hardware replacement, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service periods. Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE. If we determine that we do not have VSOE on an undelivered element of an arrangement, we will not recognize revenue until all elements of the arrangement are delivered. This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.
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

 Contingencies
     We are subject to claims and litigation concerning intellectual property, environmental and employment issues, and settlement of contingencies related to prior dispositions of assets. Accruals have been established based upon our best estimate of the ultimate outcome of these matters. We review the status of any claims, litigation and other contingencies on a regular basis, and adjustments are made as additional information becomes available. As of August 27, 2005, $10.0 million of contingencies were recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printing and Imaging Division (“CPID”) described below, $2.0 million for environmental exposures and $3.0 million for other contingent liabilities. It is reasonably possible that our estimates of contingencies could change in the near term and that such changes could be material to the consolidated financial statements.
     At the time of the sale of CPID on January 1, 2000, we deferred the recognition of $60.0 million of gain on the sale and recorded contingencies of $60.0 million. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies,” our policy is to defer recognition of a gain where we believe contingencies exist which may result in that gain being recognized prior to realization. We analyze the amount of deferred gain in relation to outstanding contingencies and recognize additional gain when objective evidence indicates that such contingencies are believed to be resolved. The $60.0 million of contingencies represented the deferral of a portion of the gain on sale that we believed was not realizable due to certain contingencies contained in the final sale agreement. Of the original $60.0 million of contingencies, $22.6 million has been utilized to settle claims and $32.4 million was recognized in subsequent periods.
     As of August 27, 2005 and May 28, 2005, the balance of the contingencies related to the CPID disposition was $5.0 million. The remaining portion may take several years to resolve. We continue to monitor the status of the CPID related contingencies based on information received.
     Included in contingent liabilities was $2.0 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus. The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. We currently estimate that the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. We believe that the recorded liability represents the low end of a reasonable range of estimated liability associated with these environmental issues. These costs are expected to be incurred over the next several years. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability. In addition, a preliminary risk investigation and feasibility study are expected to be completed in the second half of fiscal year 2006 which may have a significant impact on our estimate.
     The remaining $3.0 million of contingency accruals included amounts primarily related to intellectual property and employment issues, as well as contingencies related to dispositions of assets other than CPID. If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from the above described estimates of contingencies.
 Goodwill and Intangible Assets
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we do not amortize goodwill and intangible assets with indefinite useful lives, but we amortize other acquisition-related intangibles with finite useful lives. As of August 27, 2005, the balance of goodwill, net was $303.2 million, which was recorded on the Condensed Consolidated Balance Sheets.
     We will perform an annual goodwill impairment analysis during the second quarter of each fiscal year. The impairment analysis is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying businesses. However, if we fail to deliver new products for these reporting units, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.
     As of August 27, 2005, we had $102.6 million of non-goodwill intangible assets recorded in Other long-term assets on the Condensed Consolidated Balance Sheets, which included intangible assets primarily from the acquisition of Inet, acquired patent intangibles and licenses for certain technology.
     For intangible assets with finite useful lives that are not software-related, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges to impair these assets. The impairment would be based on the estimated discounted cash flow associated with each asset. Impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions in the related businesses are unfavorable.
     For software-related intangible assets with finite useful lives, we amortize the cost over the estimated economic life of the software product and assess impairment in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” At each balance sheet date, the unamortized cost of the software-related intangible asset is compared to its net realizable value. The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss. Amortization expense for intangible assets that are software-related developed technology is recorded as Cost of sales on the Condensed Consolidated Statements of Operations. See Note 5 of the Notes to Condensed Consolidated Financial Statements included in Item 1 Financial Statements for additional information on software-related intangible assets acquired from Inet.
     We do not amortize intangible assets with indefinite useful lives. However, we reevaluate this decision each reporting period. If we subsequently determine that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. We review nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of August 27, 2005 resulted primarily from the Inet acquisition during the second quarter of fiscal year 2005. Accordingly, the nonamortizable intangible assets were recorded at their fair values and no events or circumstances have arisen that would indicate that the intangible assets may be impaired. We will perform our annual nonamortizable intangible asset impairment test in conjunction with our annual goodwill impairment test in the second quarter of this fiscal year.
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
     Discount rate assumptions are used to measure pension obligations for the recognition of a net pension liability on the balance sheet and the service cost and interest cost components of net periodic pension cost. We estimate discount rates to reflect the rates at which the pension benefits could be effectively settled. In making those estimates, we evaluate rates of return on high-quality fixed-income investments currently available and expected to be available during the settlement of future pension benefits. The weighted average of discount rates used in determining our pension obligation as of May 28, 2005, our most recent fiscal year end, was 5.3% as compared with the 6.1% weighted average of discount rates used as of May 29, 2004. The reduction in the discount rate created an unrecognized net loss that contributed to most of the increase in the cumulative additional minimum pension charge described below. A discount rate of 5.5% was used to determine the projected benefit obligation for the U.S. Cash Balance pension plan, which is our largest obligation. A decrease of 25 basis points in the discount rate as of May 28, 2005 would increase the projected benefit obligation for the U.S. Cash Balance pension plan by $11.0 million and the impact on pension expense would not be significant since the reduction in interest cost would be offset by an increase in the amortization of unrecognized net loss.
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
     Our estimated weighted average long-term rate of return on plan assets for all plans for fiscal year 2006 is approximately 8.3%. A one percentage point change in the estimated long-term rate of return on plan assets would result in a change in operating income of $5.9 million for fiscal year 2006.
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
     As of May 28, 2005, the cumulative additional minimum pension charge included in Accumulated other comprehensive loss was $198.4 million, net of income tax benefit of $123.7 million. During fiscal year 2005, the cumulative additional minimum pension charge increased by $24.7 million, net of income tax benefit of $15.7 million, largely due to the change in the discount rate described above. The implication of the additional minimum pension liability is that it may reduce net income in future years by reducing the market related value of plan assets, thereby reducing the asset base upon which we recognize a return. We may find it necessary to fund additional pension assets, which would increase the market related value of plan assets upon which we recognize a return but would reduce operating cash and future interest earnings on that cash. In the first quarter of fiscal year 2006, we made a voluntary contribution of $33.4 million to the U.S. Cash Balance pension plan. Depending on the future market performance of the pension plan assets, we may make additional large cash contributions to the plan.
     We continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and make adjustments to the assumptions as appropriate. Net pension expense was $3.6 million in the first quarter of fiscal year 2006, which included the effect of the recognition of service cost, interest cost, the assumed return on plan assets and amortization of a portion of the unrecognized loss noted above. Net pension expense was allocated to Cost of sales,

Research and development and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
 Income Taxes
     We are subject to taxation from federal, state and international jurisdictions. Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. We maintain reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause us to believe a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed quarterly for their adequacy and appropriateness.
     During the current quarter, we finalized several income tax audits with the tax authorities in the United States and other countries. In addition, we received approval from the congressional Joint Committee on Taxation for the federal audit of fiscal years 2001, 2002 and 2003, which was completed in the fourth quarter of fiscal year 2005. Finalization of the audit resulted in a reduction in the related reserve which was partially offset by other adjustments for tax contingences, for a net decrease of approximately $0.9 million of reserves related to uncertain tax positions.
     The liabilities associated with the open years subject to income tax audits will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense on the Condensed Consolidated Statements of Operations in the period of the event. We believe that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.
     Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of August 27, 2005, we maintained a valuation allowance against certain deferred tax assets, primarily foreign tax credit carryforwards. We have not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine if changes to the amount of the valuation allowance are necessary in any given period. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

RESULTS OF OPERATIONS

	Fiscal quarter ended
	Aug. 27,	Aug. 28,	%
(In millions, except per share amounts)	2005	2004	Change

Product orders	$230.4	$204.3	13%

Net sales	$235.1	$250.5	(6)%
Cost of sales	99.1	102.0	(3)%

Gross profit	136.0	148.5	(8)%

Gross margin	57.8%	59.3%

Research and development expenses	43.6	33.6	30%
Selling, general and administrative expenses	68.6	65.1	5%
Business realignment costs	2.5	2.0	22%
Acquisition related costs and amortization	3.4	0.8	>100%
Loss (gain) on disposition of assets, net	—	(1.9)	(100)%

Operating income	17.9	48.9	(63)%
Interest income	3.1	5.5	(43)%
Interest expense	(0.1)	(0.1)	17%
Other non-operating expense, net	(1.0)	(2.2)	(56)%

Earnings before taxes	19.9	52.1	(62)%
Income tax expense	5.7	15.6	(63)%

Net earnings from continuing operations	14.2	36.5	(61)%
Loss from discontinued operations, net of income taxes	(0.1)	(0.1)	41%

Net earnings	$14.1	$36.4	(61)%

Earnings per share:
Continuing operations — basic	$0.17	$0.44	(61)%
Continuing operations — diluted	$0.17	$0.43	(60)%
Discontinued operations — basic and diluted	$—	$—	—
Net earnings — basic and diluted	$0.17	$0.43	(60)%
First Quarter of Fiscal Year 2006 Compared to the First Quarter of Fiscal Year 2005
 Economic Conditions
     During fiscal year 2004, we experienced a phased recovery of our end markets that began at the end of the prior fiscal year, with growth increasing across all regions and most product lines throughout the year. We also saw market share gains in most of our product categories during calendar year 2004.
     We saw growth in demand broadly across our business in the first three quarters of fiscal year 2005. In the fourth quarter of fiscal year 2005, we saw our order growth rate decline across most of our product categories and did not experience the normal increase associated with our fourth quarter.
     In the first quarter of fiscal year 2006, order results were mixed, with growth in some product categories and regions and decline in others. From a regional standpoint, we saw strong growth in orders in the first quarter of fiscal year 2006 as compared with the first quarter of the prior fiscal year in Europe and the United States. In the United States, the growth was driven primarily by the acquisition of Inet, which was not part of our business in the first quarter of fiscal year 2005. In Europe, growth was driven by strength in telecommunications products overall, as well as the addition of the Inet business. However, we experienced declines in most of our general purpose product categories and softness in most of our markets across all regions, particularly in the beginning of the quarter. Although business levels improved late in the quarter, there can be no assurance that our underlying markets will improve or that levels of business activity will continue as a trend into the future. Recent macroeconomic factors such as increases in energy prices, hurricanes in the United States, and rising interest rates could have a negative impact on the economy overall and therefore on our business. The exchange rate for the U.S. Dollar against major currencies resulted in a minimal impact to orders and sales in the first quarter of fiscal year 2006 as compared with the same quarter of the prior fiscal year. The direction of currency fluctuations in the future, and the resulting impact on orders and sales, cannot be predicted.
     We incurred relatively the same level of business realignment costs during the first quarter of fiscal year 2006 as compared with the same quarter of fiscal year 2005. Costs incurred during the current quarter primarily relate to restructuring actions we initiated in response to softer market conditions in some of the markets we serve that began in the fourth quarter of fiscal year 2005 and continued into the early part of the first quarter of fiscal year 2006.
  Acquisition of Inet Technologies, Inc.
     We completed the acquisition of Inet on September 30, 2004. Accordingly, the results of operations for the first quarter of fiscal year 2006 included three months of activity from this business. As there was no Inet related activity in the prior fiscal year comparative period, an understanding of the impact from the acquisition of Inet is an important component to understand the current quarter results of operations. In our description of the results of operations that follow, we have quantified the impact of the Inet acquisition where meaningful.
  Discontinuation of Rohde and Schwarz Distribution Agreement
     On June 1, 2004, we discontinued our distribution agreement with Rohde and Schwarz (“R&S”), under which Tektronix had served as the exclusive distributor for R&S’ communication test products in the United States and Canada since 1993. Substantially all product backlog related to R&S distributed product was shipped and recognized as revenue during the first quarter of fiscal year 2005. Accordingly, we have not derived significant revenue from the shipment of R&S products since the first quarter of fiscal year 2005.
  Product Orders
     The following table is presented to quantify the impact on product orders from the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal quarter ended
	Aug. 27,	Aug. 28%
(In millions)	2005	2004	Change

Consolidated product orders:

Tektronix products	$185.6	$204.4	(9)%
Inet products	44.8	—	>100%
R&S distributed products	—	(0.1)	(100)%

Total product orders	$230.4	$204.3	13%

     Product orders consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. Starting in the first quarter of fiscal year 2006, we included Inet post-contract support agreements in product orders. Product orders for the first quarter of fiscal year 2005 did not include any Inet orders. Future presentation of quarterly product orders will include the Inet post-contract support agreements.
     During the first quarter of fiscal year 2006, product orders increased by $26.1 million or 13% from the same quarter last year including $1.7 million of Inet post-contract support agreements. The increase in product orders was largely attributable to the net impact of additional orders of $44.8 million from the acquisition of Inet, offset by an $18.8 million decrease in our other product categories, primarily due to soft market conditions experienced early in the quarter. The exchange rate for the U.S. Dollar against major currencies did not have a material impact on orders in the first quarter of fiscal year 2006 relative to the prior fiscal year.

     The following table presents total product orders by region:

	Fiscal quarter ended
	Aug. 27,	Aug. 28,	%
(In millions)	2005	2004	Change

The Americas:
United States	$76.4	$64.2	19%
Other Americas	4.2	4.3	(2)%
Europe	67.9	41.5	64%
Pacific	41.2	46.2	(11)%
Japan	40.7	48.1	(15)%

Total product orders	$230.4	$204.3	13%

Product orders, excluding Inet and R&S	$185.6	$204.4	(9)%
     Geographically, product orders increased by 19% in the United States, and increased by 10% internationally for the first quarter of fiscal year 2006 as compared with the same quarter last year. Growth in international regions was primarily driven by Europe, which grew approximately 64%, but partially offset by the decrease in the Pacific and Japan, where product orders decreased by 11% and 15%, respectively.
     Growth in the United States was primarily attributable to the acquisition of Inet. Growth in Europe was primarily attributable to the growth in our telecommunications products and the acquisition of Inet, which has significant large customers in that region. Decline in Japan is primarily attributable to a difficult comparison to the prior fiscal year, when we saw very strong consumer electronics and semiconductor activity. Results in the Pacific region were mixed, with some countries showing growth and others decline.
  Net Sales
     The following table is presented to quantify the impact on net sales from the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal quarter ended
	Aug. 27,	Aug. 28,	%
(In millions)	2005	2004	Change

Consolidated net sales:
Tektronix other sales	$203.3	$229.3	(11)%
Inet sales	31.8	—	>100%
R&S distributed products sales	—	21.2	(100)%

Total net sales	$235.1	$250.5	(6)%

     Consolidated net sales during the first quarter of fiscal year 2006 decreased by $15.4 million, or 6%, over the same period last year. The overall decrease in net sales reflects a combination of factors including the addition of Inet sales of $31.8 million, a reduction in sales of $21.2 million due to the discontinuation of R&S distribution agreement, and less backlog reduction in the first quarter of the current year as compared with same period in the prior fiscal year. The sizeable backlog reduction last year was driven by the shipment of virtually all remaining backlog of R&S product orders.
     Tektronix other sales, which exclude net sales associated with Inet or R&S distributed products, for the current quarter decreased $26.0 million, or 11%, from the prior fiscal year comparable period. The lower sales in the current year were a result of the lower orders described above. The exchange rate for the U.S. Dollar against major currencies resulted in a minimal impact to sales in the first quarter of fiscal year 2006 relative to the prior fiscal year.
     Starting the first quarter of fiscal year 2006, we began to include Inet post-contract support agreements in product backlog. Product backlog at May 28, 2005 had been reported as $147.0 million. Including these Inet post-contract support agreements, product backlog as of May 28, 2005, was $171.2 million. For the first quarter of fiscal year 2006, product backlog including Inet post-contract support increased $5.0 million to $176.2 million, which was approximately 10 weeks of sales. Product backlog levels are affected by the timing of product orders received within the quarter. We maintain a general target for product backlog levels of 6 to 8 weeks of product sales. As we increase or decrease the level of product backlog within any given fiscal period, the direct correlation between product orders and product sales may vary.
     In addition to product sales, net sales also include service revenues and sales from Maxtek, our wholly-owned components manufacturing subsidiary that produces components for third party customers as well as Tektronix.
     The following table presents net sales by region and net sales excluding the impact of the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal quarter ended
	Aug. 27,	Aug. 28,	%
(In millions)	2005	2004	Change

The Americas:
United States	$84.4	$105.8	(20)%
Other Americas	5.3	8.0	(34)%
Europe	62.7	47.5	32%
Pacific	44.5	44.3	—
Japan	38.2	44.9	(15)%

Total net sales	$235.1	$250.5	(6)%

Net sales, excluding Inet and R&S	$203.3	$229.3	(11)%
     Net sales in the United States decreased by 20% over the same period in the prior fiscal year, while international net sales increased by 4%. The decrease in net sales in the United States was largely due to the discontinuation of the R&S distribution agreement, under which we distributed the R&S products in North America, primarily in the United States. The increase in net sales in Europe was primarily attributable to the acquisition of Inet. The decrease in net sales in Japan was due to the decline in orders discussed in the Product Orders section above.
  Gross Profit and Gross Margin
     Gross profit for the first quarter of fiscal year 2006 was $136.0 million, a decrease of $12.5 million or 8%, from gross profit of $148.5 million for the same quarter last year. The decrease in gross profit was primarily attributable to the decrease in sales volume during the first quarter of the current fiscal year as well as the impact of non-cash amortization of acquired technology intangibles related to the Inet acquisition.
     Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for the first quarter of fiscal year 2006 was 57.8%, a decrease of 1.5 points from the 59.3% gross margin in the same quarter last year. Gross margin is affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments and other costs such as warranty repair and sustaining engineering. The mix of product shipments was favorable and partially offset by the lower sales volume in the first quarter of the current fiscal year.
     The mix of product shipments was favorable in the first quarter of fiscal year 2006 because of the absence of shipments of lower margin R&S products compared to the same quarter last year. In the first quarter of fiscal year 2005, gross margin on R&S distribution sales was 29.2%. As noted above, Tektronix discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004.
     Gross margin in the first quarter of fiscal year 2006 was unfavorably impacted by $5.1 million from charges resulting from the acquisition of Inet, which primarily included the amortization of acquisition related intangible assets. For additional information on the amortization of acquisition related intangible assets see the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis.

  Operating Expenses
     Operating expenses include research and development expenses, selling, general and administrative expenses, business realignment costs, acquisition related costs and amortization and loss (gain) on disposition of assets, net. Each of these categories of operating expenses is discussed further below. It should be noted that although a portion of operating expenses is variable and will fluctuate with operating levels, many costs are fixed in nature and are subject to increase due to inflation and annual labor cost increases. Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat or declining. Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure.
     Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools. Such costs include labor and employee benefits, contract services, materials, equipment and facilities. R&D expenses increased $10.0 million, or 30%, during the first quarter of fiscal year 2006 as compared with the same quarter last year. This increase was primarily attributable to the addition of $9.4 million of R&D expenses associated with the Inet business acquired in the second quarter of the prior fiscal year. The remaining increase of $0.6 million in the current quarter was attributable to selected levels of spending on new product development.
     We continuously invest in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process. At times, we may focus certain engineering resources on the maintenance of the current product portfolio (sustaining engineering), which is expensed in Cost of goods sold on the Condensed Consolidated Statements of Operations. Our use of engineering resources between R&D and sustaining engineering can fluctuate. Additionally, expenses for materials and prototypes can fluctuate as a result of the varying stages of product development.
     Selling, general and administrative (“SG&A”) expenses increased $3.5 million, or 5% in the current quarter as compared with the same quarter last year. This increase in SG&A was largely attributable to the acquisition of Inet partially offset by reductions in discretionary spending. Excluding the impact of the Inet acquisition, SG&A expenses decreased $3.7 million during the first quarter of fiscal year 2006 as compared with the same quarter last year. The decreases in discretionary spending are largely attributable to expense control efforts.
     Acquisition related costs and amortization are incurred as a direct result of the integration of significant acquisitions. The acquisition related costs of $3.4 million for the first quarter of fiscal year 2006 primarily related to the acquisition of Inet in the prior fiscal year and the redemption of Sony/Tektronix in fiscal year 2003. These costs included $1.3 million for amortization of intangible assets, $1.0 million for transition expenses resulting from the Inet acquisition accounting, $0.7 million of expense related to the redemption of Sony/Tektronix, and $0.4 million for a write-off of other IPR&D. The Inet purchase price and the allocation of the purchase price are discussed in the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis. The $0.7 million of expense related to the redemption of Sony/Tektronix was primarily for voluntary retention bonuses to provide certain employees in Gotemba, Japan an incentive to remain with Tektronix while we complete our plan to transition manufacturing operations to other locations. Accordingly, we recognized a liability for retention bonuses for 48 employees totaling $3.5 million that has been accrued ratably over the 18 month period ending August 2005.
     Business realignments costs represent actions to realign our cost structure in response to significant changes in operating levels or a significant acquisition or divestiture. These costs primarily comprise severance costs for reductions in employee headcount and costs associated with the closure of facilities and subsidiaries. In recent fiscal years, business realignment costs have primarily been associated with the realignment of our cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with our redemption of Sony/Tektronix. In the first quarter of fiscal year 2006 we took actions in response to the recent softening in orders in some of product areas.
     During the first quarter of fiscal year 2006 we incurred business realignment costs of $2.5 million. For a full description of the components of business realignment costs please refer to the Business

Realignment Costs section above in this Management’s Discussion and Analysis and Note 7 of Notes to Condensed Consolidated Financial Statements of Item 1 Financial Statements.
     The net loss on disposition of assets was insignificant in the current quarter. The gain on disposition of assets from the first quarter of last fiscal year was primarily due to the sale of property located in Nevada City, California. Net proceeds of $9.9 million were received from the sale of the Nevada City assets with a carrying value of $7.7 million, resulting in a gain on sale of $2.2 million. This gain was partially offset by losses and impairments incurred in the ordinary course of business.
  Non-Operating Income / Expense
     Interest income during the first quarter of fiscal year 2006 decreased $2.4 million from the same quarter last year. The decrease in interest income was due to a lower average balance of cash and investments resulting from our use of cash for planned pension funding, the repurchase of Tektronix common stock, and the payout of incentives accrued in the prior fiscal year, as well as lower yields on invested cash.
     Interest expense during the first quarter of fiscal year 2006 was minimal and did not change significantly as compared with the same quarter last year.
     Other non-operating expense, net decreased $1.2 million during the first quarter of fiscal year 2006 as compared with the same quarter last year. Other non-operating expense, net in the prior fiscal year first quarter included the write-down of a non-operating asset.
  Income Taxes
     Income tax expense for the first quarter of fiscal year 2006 was $5.7 million, resulting in an effective tax rate of 28.7% as compared with 30.0% in the first quarter of the prior fiscal year.
  Net Earnings
     For the first quarter of fiscal year 2006, Tektronix recognized consolidated net earnings of $14.1 million, a decrease of $22.3 million from net earnings of $36.4 million for the same quarter last year. The current quarter decrease was due to a combination of factors including the amortization of intangibles from the Inet acquisition and other acquisition related costs; the decrease in R&S sales, which had minimal associated operating expenses; and lower sales driven by softer market conditions.
  Earnings Per Share
     The decrease in earnings per share is a result of the decreased net earnings discussed above, and to a lesser extent, increased weighted average shares outstanding in the current year as a result of the issuance of shares for the acquisition of Inet, offset by shares repurchased by Tektronix.

Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
     Cash Flows. The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

(In thousands)	Aug. 27, 2005	Aug. 28, 2004

Cash provided by (used in):

Operating activities	$(44,680)	$(43,120)
Investing activities	61,773	57,818
Financing activities	(53,013)	(56,286)
     Operating Activities. Cash used in operating activities of $44.7 million for the first quarter of fiscal year 2006 increased by $1.6 million as compared with the same quarter last year. The impact of lower net sales and gross profit in the first quarter were offset by lower cash payments of $33.4 million for cash contributions to the U.S. Cash Balance pension plan and $24.8 million for annual incentive compensation payouts accrued during fiscal year 2005, as compared with payments in the first quarter of fiscal year 2005 of $46.5 million for a cash contribution to the U.S. Cash Balance pension plan and $29.8 million for annual incentive compensation accrued during fiscal year 2004. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
     As noted above, we made a cash contribution of $33.4 million to the U.S. Cash Balance pension plan in the current quarter. This funding reduced Long-term liabilities on the Condensed Consolidated Balance Sheets. Depending on the future market performance of the pension plan assets, we may make additional large cash contributions to the plan.
     Investing Activities. Cash provided by investing activities for the first quarter of fiscal year 2006 was $61.8 million as compared with $57.8 million in the same quarter last year. The increase of $4.0 million in net cash inflow provided by investing activities was largely attributable to $72.4 million of net sales and maturities of marketable investment securities, with no offsetting purchases of similar securities as compared to $81.9 million of net sales and maturities of marketable investment securities, offset by $28.9 million of purchases of marketable investment securities in the first quarter of the prior fiscal year. The cash inflow from these investments was used to fund the $33.4 million contribution to the U.S. Cash Balance pension plan, the $24.8 million payment of incentive compensation accrued in fiscal year 2005, the repurchase of common stock and for capital purchases of fixed assets used in the ordinary course of business. Proceeds from the disposition of property, plant and equipment were insignificant in this year’s first quarter as compared to proceeds of $12.4 million in the first quarter of last year, primarily due to the sale of property in Nevada City, California.
     Financing Activities. Cash used in financing activities of $53.0 million during the first quarter of fiscal year 2006 decreased $3.3 million as compared with the first quarter of fiscal year 2005. This decrease was largely due to lower repurchases of Tektronix common stock, offset by lower proceeds from employee stock plans. During the current quarter, we paid $52.7 million to repurchase 2.2 million shares of Tektronix common stock at an average price of $24.22 per share, compared with payments totaling $61.8 million in the same quarter last year to repurchase 2.1 million shares of common stock at an average price of $29.02 per share. These cash outflows were partially offset by proceeds from employee stock plans of $4.9 million in the current quarter, a decrease from proceeds of $9.0 million in the same quarter last fiscal year. The decrease in proceeds from employee stock plans was largely due to decreased option activity in the current quarter as compared with the same quarter last fiscal year. Dividend payments were $5.1 million in the current quarter as compared to $3.4 million in the first quarter of fiscal year 2005. The dividend declaration and payment was $0.06 per common share for the first quarter of fiscal year 2006 as compared to $0.04 per common share for the same quarter last fiscal year. Tektronix may or may not pay dividends in the future and, if dividends are paid, Tektronix may pay more or less than $0.06 per share per quarter.
     The above noted repurchases of Tektronix common stock were made under authorizations totaling $950.0 million approved by the Board of Directors. These authorizations to purchase common stock on the open market or through negotiated transactions comprised $550.0 million in fiscal year 2000 and $400.0 million in fiscal year 2005. As of August 27, 2005, we had repurchased a total of 27.1 million shares at an average price of $23.95 per share totaling $649.9 million under this authorization. The reacquired shares were immediately retired, in accordance with Oregon corporate law.

     Subsequent to the first quarter of fiscal year 2006, on September 15, 2005, Tektronix declared a quarterly cash dividend of $0.06 per share for the second quarter of fiscal year 2006. The dividend will be paid on October 24, 2005 to shareholders of record as of the close of market on October 7, 2005.
     At August 27, 2005, we maintained unsecured bank credit facilities totaling $35.8 million, of which $32.3 million was unused.
Working Capital
     The following table summarizes working capital:

(In thousands)	Aug. 27, 2005	May 28, 2005

Current assets:
Cash and cash equivalents	$95,002	$131,640
Short-term marketable investments	111,477	120,881
Trade accounts receivable, net of allowance for doubtful accounts of $3,745 and $3,406, respectively	161,346	155,332
Inventories	130,544	131,096
Other current assets	86,657	80,177

Total current assets	585,026	619,126

Current liabilities:
Accounts payable and accrued liabilities	108,582	115,058
Accrued compensation	55,411	78,938
Deferred revenue	54,639	57,509

Total current liabilities	218,632	251,505

Working capital	$366,394	$367,621

     Working capital decreased in the first quarter of fiscal year 2006 by $1.2 million. Current assets decreased in the current quarter by $34.1 million largely due to decreases in Cash and cash equivalents and Short-term marketable investments which resulted primarily from the repurchase of Tektronix common stock and funding our contribution to the U.S. Cash Balance pension plan. Current liabilities decreased $32.9 million, primarily from a decrease of $23.5 million in accrued compensation largely related to the payment of fiscal year 2005 annual incentive compensation. Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above.
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
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement, as interpreted, requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Tektronix will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a significant effect on the consolidated financial statements of Tektronix. See Note 4 for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.
     In April 2005, the FASB issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” This interpretation clarifies that the entity is required to record a liability in financial statements for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The “conditional asset retirement obligation” terminology used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. This interpretation is required to be adopted no later than the end of fiscal year 2006. Tektronix adopted this FIN 47 beginning with the first quarter of fiscal year 2006 without a material effect on the consolidated financial statements of Tektronix.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” This SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. Management does not expect this statement to have a material effect on the consolidated financial statements of Tektronix.
     In June 2005, the FASB issued FASB Staff Position (“FSP”) FAS 143-1, “Accounting for Electronic Equipment Waste Obligations.” This FSP FAS 143-1 addresses the accounting related to obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union (EU). This FSP FAS 143-1 is effective the later of the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. Tektronix adopted this FSP FAS 143-1 beginning with the first quarter of fiscal year 2006 without a material effect on the consolidated financial statements of Tektronix.

Risks and Uncertainties
     Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. See “Forward-Looking Statements” that precedes Part I of this Form 10-Q.
We compete in a cyclical market.
     Our business depends on capital expenditures of manufacturers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment and services manufactured and marketed by us. During periods of reduced and declining demand, we may need to rapidly align our cost structure with prevailing market conditions while at the same time motivate and retain key employees. Our net sales and operating results could be adversely affected by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in these industries. In addition, the telecommunications industry has been going through a period of consolidation in which several major telecommunications operators have either merged with each other or been acquired. This consolidation activity may affect the overall level of capital expenditures made by these operators on test and measurement equipment, and may also affect the relative competitive position between us and our competitors in this market.
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
     There are additional product risks associated with sales of the network monitoring products. Sales of these products are typically recognized upon the completion of system installation or customer acceptance. Changes or delays in the implementation or customer acceptance of our products could harm our financial results. Sales of our network monitoring products are made predominantly to a small number of large communications carriers and involve significant capital expenditures as well as lengthy sales cycles and implementation processes, which could harm our financial results. We rely upon software licensed from third parties such as Oracle Corporation, Cognos Incorporated and others. If we are unable to maintain these software licenses on commercially reasonable terms, our business, financial condition, results of operations or cash flow could be harmed.
     In addition, we expect spending for traditional networks to continue to decrease, which requires that we continue to develop products and applications for networks based on emerging next-generation wireless and packet-based technologies and standards. We may not successfully develop or acquire additional competitive products for these emerging technologies and standards.
     Further, we have included security features in some of the network monitoring products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, these products may be vulnerable to breaches in security due to unknown defects in the security mechanisms, as well as vulnerabilities inherent in the operating system or hardware platform on which the product runs and/or the networks linked to that platform. Security vulnerabilities, regardless of origin, could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Any security problem may require significant expenditures to solve and could materially harm our reputation and product acceptance.

Competition is intense, may intensify and could result in increased downward pricing pressure, reduced margins and the loss of market share.
     We compete with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies. Other competitors include Anritsu Corporation, Catapult Communications, JDS Uniphase Corporation, LeCroy Corporation, Rohde & Schwarz, Spirent Communications, Yokogawa Electric Corporation and many other smaller companies. In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability and price. Some of our competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which we compete. We face pricing pressures that may have an adverse impact on our earnings. If we are unable to compete effectively on these and other factors, it could have a material adverse effect on our results of operations, financial condition or cash flows. In addition, we enjoy a leadership position in various core product categories, and continually develop and introduce new products designed to maintain that leadership, as well as to penetrate new markets. Failure to develop and introduce new products that maintain a leadership position or that fail to penetrate new markets may adversely affect operating results.
We obtain various key components and services from sole and limited source suppliers.
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
     We are dependent on various third party logistics providers to distribute our products throughout the world. Any disruptions in their ability to ship products to our customers could have a significant adverse effect on our results of operations. In the second quarter of fiscal year 2006, we are transitioning to a new logistics services provider for a significant portion of our shipments. A transition to a new service provider increases the risk of disrupted shipments in the periods following the transition.
Changes or delays in the implementation or customer acceptance of our products could harm our financial results.
     Revenues for a significant portion of our network monitoring solution products are typically recognized upon the completion of system installation or customer acceptance. Delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time. Because a significant portion of our total revenues on a quarterly basis is derived from projects requiring customer acceptance, product installation delays could materially harm our financial results for a particular period. Additionally, we may be subject to penalties or other customer claims for a failure to meet contractually agreed upon milestones or deadlines.
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
We face other risk factors.
     Our business could be impacted by macroeconomic factors. The recent increases in energy prices, hurricanes in the United States, and rising interest rates could have a negative impact on the economy overall and could adversely affect our results of operations, financial condition or cash flows.
     Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of our sales are generated from orders received during each quarter, and significant modifications to existing information systems. If any of these risks occur, they could adversely affect our results of operations, financial condition or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Financial Market Risk
     Tektronix is exposed to financial market risks, including interest rate, equity price and foreign currency exchange rate risks.
     Tektronix maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of August 27, 2005 would reduce the market value by $1.5 million, which would be reflected in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets until sold.
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

     Tektronix is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Tektronix’ policy is to only enter into derivative transactions when Tektronix has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At August 27, 2005, a 10% adverse movement in exchange rates would result in a $1.3 million loss on Euro and Yen forward contracts with a notional amount of $13.2 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Tektronix common stock during the first quarter ended August 27, 2005 were as follows:

				Total Number
				of Shares	Maximum Dollar
		Average		Purchased as	Value of Shares
	Total	Price	Total	Part of Publicly	that May
	Number	Paid Per	Amount	Announced Plans	Yet Be
Fiscal Period	of Shares	Share	Paid	or Programs	Purchased

May 29, 2005 to June 25, 2005	100,300	$22.84	$2,291,187	25,062,479	$350,474,635
June 26, 2005 to July 23, 2005	887,400	24.09	21,374,312	25,949,879	329,100,323
July 24, 2005 to August 27, 2005	1,189,100	24.43	29,048,748	27,138,979	$300,051,575

Total	2,176,800	$24.22	$52,714,247

     The above noted repurchases of Tektronix common stock were made under authorizations totaling $950.0 million approved by the Board of Directors. These authorizations to purchase common stock on the open market or through negotiated transactions comprised $550.0 million in fiscal year 2000 and $400.0 million in fiscal year 2005. The reacquired shares were immediately retired, in accordance with Oregon corporate law.
Item 4. Submission of Matters to a Vote of Security Holders.
     Tektronix’ annual meeting of shareholders was held on September 22, 2005, at which the following matters were voted upon. Voting results are as follows:
     The following directors were elected to the board of directors to hold such position until the next meeting of shareholders.

	For	Withheld
Pauline Lo Alker	76,112,734	1,811,139
A. Gary Ames	76,548,208	1,375,665
Gerry B. Cameron	76,107,680	1,816,193
David N. Campbell	76,093,106	1,830,767
Frank C. Gill	76,115,141	1,808,732
Merrill A. McPeak	76,032,107	1,891,766
Robin L. Washington	76,532,512	1,391,361
Richard H. Wills	76,242,312	1,681,561
Cyril J. Yansouni	76,542,750	1,381,123
     The shareholders ratified the appointment of Deloitte & Touche LLP as our auditors.

			Broker Non-
For	Against	Abstain	Votes
76,248,865	386,148	1,288,860	–
     The shareholders approved the 2005 Stock Incentive Plan.

			Broker Non-
For	Against	Abstain	Votes
55,400,033	14,552,473	518,608	7,452,759
     The shareholders approved the 2002 Employee Stock Purchase Plan, as Amended.

			Broker Non-
For	Against	Abstain	Votes
69,111,196	859,130	500,788	7,452,759
Item 6. Exhibits.

+(10.1)	2001 Non-Employee Directors Compensation Plan, as amended.

+(10.2)	Deferred Compensation Plan (2005 Restatement).

+(10.3)	Stock Deferral Plan (2005 Restatement).

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.

+	Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 5, 2005	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE

Colin L. Slade Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Exhibit Description
+ (10.1)	2001 Non-Employee Directors Compensation Plan, as amended.

+ (10.2)	Deferred Compensation Plan (2005 Restatement).

+ (10.3)	Stock Deferral Plan (2005 Restatement).

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.

+	Compensatory Plan or Arrangement