Form 10-Q
period 2005-11-26
TEKTRONIX INC
filed 2006-01-04
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to                                         .
Commission File Number 1-04837
TEKTRONIX, INC.
(Exact Name of Registrant as Specified in Its Charter)

OREGON (State or Other Jurisdiction of	93-0343990
Incorporation or Organization)	(I.R.S. Employer Identification No.)

14200 SW KARL BRAUN DRIVE BEAVERTON, OREGON (Address of Principal Executive Offices)	97077 (Zip Code)
(503) 627-7111
Registrant’s Telephone Number, Including Area Code
NOT APPLICABLE
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12-b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
AT DECEMBER 24, 2005 THERE WERE 81,608,713 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.
FORWARD-LOOKING STATEMENTS		1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Operations (Unaudited) — for the Fiscal quarter ended November 26, 2005 and the Fiscal quarter ended November 27, 2004	2

	for the Two fiscal quarters ended November 26, 2005 and the Two fiscal quarters ended November 27, 2004

	Condensed Consolidated Balance Sheets (Unaudited) — at November 26, 2005 and May 28, 2005	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) — for the Two fiscal quarters ended November 26, 2005 and the Two fiscal quarters ended November 27, 2004	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	42

Item 4.	Controls and Procedures.	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	43

Item 6.	Exhibits.	44

SIGNATURES		45
EXHIBIT 10.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Forward-Looking Statements
     Statements and information included in this Quarterly Report on Form 10-Q by Tektronix, Inc. (“Tektronix”, “we”, “us” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs and strategies regarding the future, including statements regarding trends, cyclicality and growth in the markets Tektronix sells into, strategic direction, expenditures in research and development, future effective tax rate, new product introductions, changes to manufacturing processes, environmental laws and work health and safety laws, liquidity position, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, financial results including sales, earnings per share and gross margins, obligations under Tektronix’ retirement benefit plans, and savings or additional costs from business realignment programs.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Operations (Unaudited)
for the Two fiscal quarters ended November 26, 2005 and the Two fiscal quarters ended November 27, 2004

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Net sales	$253,396	$266,828	$488,456	$517,293
Cost of sales	101,171	106,505	200,274	208,451

Gross profit	152,225	160,323	288,182	308,842
Research and development expenses	45,673	41,878	89,278	75,457
Selling, general and administrative expenses	73,103	76,320	141,668	141,386
Acquisition related costs and amortization	2,095	34,941	5,531	35,728
Business realignment costs	1,880	244	4,361	2,283
Loss (gain) on disposition of assets, net	23	57	27	(1,834)

Operating income	29,451	6,883	47,317	55,822
Interest income	2,888	3,904	5,980	9,366
Interest expense	(146)	(335)	(243)	(418)
Other non-operating expense, net	(1,993)	(1,067)	(2,979)	(3,291)

Earnings before taxes	30,200	9,385	50,075	61,479
Income tax expense	10,322	11,964	16,029	27,592

Net earnings (loss) from continuing operations	19,878	(2,579)	34,046	33,887

Gain (loss) from discontinued operations, net of income taxes	17	(255)	(65)	(313)

Net earnings (loss)	$19,895	$(2,834)	$33,981	$33,574

Earnings (loss) per share:
Continuing operations – basic	$0.24	$(0.03)	$0.41	$0.40
Continuing operations – diluted	$0.24	$(0.03)	$0.40	$0.39

Discontinued operations – basic and diluted	$—	$—	$—	$—

Net earnings (loss) – basic	$0.24	$(0.03)	$0.41	$0.39
Net earnings (loss) – diluted	$0.24	$(0.03)	$0.40	$0.39

Weighted average shares outstanding:
Basic	82,833	87,020	83,718	85,401
Diluted	83,584	87,020	84,438	86,949

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.10
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	Nov. 26, 2005	May 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$136,015	$131,640
Short-term marketable investments	96,808	120,881
Trade accounts receivable, net of allowance for doubtful accounts of $3,274 and $3,406, respectively	162,418	155,332
Inventories	130,088	131,096
Other current assets	74,835	80,177

Total current assets	600,164	619,126

Property, plant and equipment, net	124,110	120,546
Long-term marketable investments	130,681	226,892
Deferred tax assets	51,742	56,560
Goodwill, net	301,954	301,934
Other long-term assets	127,171	135,285

Total assets	$1,335,822	$1,460,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$116,338	$115,058
Accrued compensation	61,484	78,938
Deferred revenue	59,319	57,509

Total current liabilities	237,141	251,505

Long-term liabilities	180,473	223,015

Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 81,833 and 85,144 shares at November 26, 2005 and May 28, 2005, respectively)	492,896	501,886
Retained earnings	591,557	639,720
Accumulated other comprehensive loss	(166,245)	(155,783)

Total shareholders’ equity	918,208	985,823

Total liabilities and shareholders’ equity	$1,335,822	$1,460,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Two fiscal quarters ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$33,981	$33,574
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-off of in-process research and development	365	32,195
Amortization of acquisition related intangible assets	11,850	3,926
Loss from discontinued operations	65	313
Depreciation and amortization expense	13,937	13,878
Loss (gain) on disposition of assets, net	27	(1,834)
Tax benefit of stock option exercises	801	3,285
Deferred income tax expense (benefit)	6,079	(2,582)
Loss on sale of corporate equity securities	(90)	—
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable, net	(6,567)	2,283
Inventories	1,010	(2,734)
Other current assets	2,065	866
Accounts payable and accrued liabilities	656	6,387
Accrued compensation	(17,467)	(19,762)
Deferred revenue	1,735	2,715
Cash funding for defined benefit plans	(38,400)	(46,516)
Other long-term assets and liabilities, net	1,598	10,631

Net cash provided by continuing operating activities	11,645	36,625
Net cash used in discontinued operating activities	(65)	—

Net cash provided by operating activities	11,580	36,625

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(8,422)	(93,856)
Acquisition of property, plant and equipment	(18,633)	(14,504)
Proceeds from the disposition of property and equipment	520	12,593
Proceeds from sale of corporate equity securities	90	—
Proceeds from maturities and sales of marketable investments	117,548	198,657
Purchases of short-term and long-term marketable investments	—	(50,937)

Net cash provided by investing activities	91,103	51,953

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of short-term debt	456	—
Repayment of long-term debt	(188)	(228)
Proceeds from employee stock plans	10,379	14,808
Repurchase of common stock	(95,979)	(95,319)
Dividends paid	(10,088)	(8,771)

Net cash used in financing activities	(95,420)	(89,510)
Effect of exchange rate changes on cash	(2,888)	4,483

Net increase in cash and cash equivalents	4,375	3,551
Cash and cash equivalents at beginning of period	131,640	149,011

Cash and cash equivalents at end of period	$136,015	$152,562

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
2. Financial Statement Presentation
     The condensed consolidated financial statements and notes thereto have been prepared by Tektronix without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by Article 10 of Regulation S-X. The condensed consolidated financial statements include the accounts of Tektronix and its subsidiaries. Significant intercompany transactions and balances have been eliminated. Tektronix’ fiscal year is the 52 or 53 week period ending on the last Saturday in May. Fiscal years 2006 and 2005 are both 52 weeks long.
     The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Examples include revenue recognition; the allowance for doubtful accounts; product warranty accrual; estimates of contingencies; intangible assets valuation; inventory valuation; pension plan assumptions; the determination of other-than-temporary investment impairments; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.
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
  Goodwill and Intangible Assets
     Tektronix performed its annual goodwill and nonamortizable intangible assets impairment analysis during the second quarter of fiscal year 2006 and identified no impairment.
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
     Tektronix does not amortize intangible assets with indefinite useful lives. However, Tektronix reevaluates this decision each reporting period. If Tektronix subsequently determines that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. Tektronix reviews nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.6 million as of November 26, 2005 resulted primarily from the Inet acquisition during the second quarter of fiscal year 2005. Accordingly, the nonamortizable intangible assets were recorded at their fair values and no events or circumstances have arisen that would indicate that the intangible assets may be impaired.
3. Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletins (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a material effect on the consolidated financial statements of Tektronix.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement, as interpreted, requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Tektronix will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a material effect on the consolidated financial statements of Tektronix. See Note 4 for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” This SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. Management does not expect this statement to have a material effect on the consolidated financial statements of Tektronix.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Tektronix has adopted this FSP FAS 115-1 and FAS 124-1 without a material effect on the consolidated financial statements of Tektronix.
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
     Earnings (loss) per share was calculated as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Net earnings (loss)	$19,895	$(2,834)	$33,981	$33,574

Weighted average shares used for basic earnings per share	82,833	87,020	83,718	85,401
Incremental dilutive stock options	751	—	720	1,548

Weighted average shares used for dilutive earnings per share	83,584	87,020	84,438	86,949

Earnings (loss) per share:
Net earnings (loss) – basic	$0.24	$(0.03)	$0.41	$0.39
Net earnings (loss) – diluted	$0.24	$(0.03)	$0.40	$0.39
     As a result of the net loss for the fiscal quarter ended November 27, 2004, 1,550,155 shares of incremental dilutive stock options were excluded from the calculation as their impact would have been antidilutive.
     Options to purchase 7,317,993 and 4,894,864 shares of common stock were outstanding at November 26, 2005 and November 27, 2004, respectively, but were not included in the calculation of diluted net earnings (loss) per share because the exercise price of the options exceeded the average market price and their effect would have been antidilutive.
     Tektronix accounts for stock options according to APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under APB Opinion No. 25, no compensation expense is recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair values of options granted during the fiscal quarters ended November 26, 2005 and November 27, 2004 were $8.07 and $10.75 per share, respectively.

     The pro forma impact to both net earnings (loss) and earnings (loss) per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Net earnings (loss) as reported	$19,895	$(2,834)	$33,981	$33,574
Stock compensation cost included in net earnings as reported, net of income taxes	609	456	1,167	683
Stock compensation cost using the fair value alternative, net of income taxes	(4,904)	(4,472)	(9,669)	(7,877)

Pro forma net earnings (loss)	$15,600	$(6,850)	$25,479	$26,380

Earnings (loss) per share:
Basic – as reported	$0.24	$(0.03)	$0.41	$0.39
Basic – pro forma	0.19	(0.08)	0.30	0.31

Diluted – as reported	$0.24	$(0.03)	$0.40	$0.39
Diluted – pro forma	0.19	(0.08)	0.30	0.30
  SFAS No. 123 Assumptions
     The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal quarter ended		Two fiscal quarters ended
	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Expected life in years	5.1	5.1	5.1	5.1
Risk-free interest rate	4.13%	3.71%	4.10%	3.72%
Volatility	31.91%	33.32%	31.96%	33.18%
Dividend yield	0.95%	0.78%	0.96%	0.74%
5. Acquisition of Inet Technologies, Inc.
     During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, are presented below as of November 26, 2005.

     The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,224
Unearned stock-based compensation	(3,403)
Liabilities assumed	36,735

Total purchase price	$543,639

     The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefits from transaction costs	1,209
Other current assets	6,708
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	219,653
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,944)

Total assets acquired, net of deferred income taxes	$543,639

     The following table presents the details of the intangible assets purchased in the Inet acquisition as of November 26, 2005:

	(in years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net

Developed technology	4.8	$87,004	$(21,577)	$65,427
Customer relationships	4.8	22,597	(5,622)	16,975
Covenants not to compete	4.0	1,200	(350)	850
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(27,549)	$94,404

     Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Cost of sales	$4,624	$3,080	$9,248	$3,080
Acquisition related costs and amortization	1,279	846	2,558	846

Total	$5,903	$3,926	$11,806	$3,926

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

	Fiscal quarter ended	Two fiscal quarters ended
(In thousands, except per share amounts)	Nov. 27, 2004	Nov. 27, 2004

Pro forma

Sales	$ 280,530	$ 553,973
Net earnings	30,700	64,629

Net earnings per share — basic	$ 0.34	$ 0.71
Net earnings per share — diluted	0.34	0.70
     The write-off of in-process research and development (“IPR&D”) is excluded from the calculation of pro forma net earnings and net earnings per share in the table shown above.
     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, and it is not intended to be a projection of future results.
6. Discontinued Operations
     Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Loss on sale of VideoTele.com (less applicable income tax benefit of $1, $8, $1 and $9)	$(2)	$(14)	$(3)	$(15)
Loss on sale of optical parametric test business (less applicable income tax benefit of $76, $45, $112 and $85)	(140)	(86)	(208)	(158)
Gain (loss) on sale of Gage (less applicable income tax benefit (expense) of ($86), $83, ($80) and $75)	159	(155)	148	(140)
Loss on sale of Color Printing and Imaging Division (less applicable income tax benefit of $0, $0, $1 and $0)	—	—	(2)	—

Gain (loss) from discontinued operations, net of income taxes	$17	$(255)	$(65)	$(313)

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
     Costs incurred during the first two quarters of fiscal year 2006 primarily related to restructuring actions Tektronix initiated in response to softer market conditions in some of our product areas that began in the fourth quarter of fiscal year 2005 and continued into the beginning of the first quarter of fiscal year 2006.
     Business realignment costs of $1.9 million in the second quarter of fiscal year 2006 primarily included severance and related costs of $1.7 million, largely in the United States, Japan and Europe, for 17 employees and $0.2 million for contractual obligations largely in Europe. For the first two quarters of fiscal year 2006, business realignment costs of $4.4 million included severance and related costs of $4.2 million for 64 employees and $0.2 million for contractual obligations. Business realignment costs in the first two quarters of fiscal year 2006 primarily related to restructuring actions Tektronix initiated in response to softer market conditions in some of our product areas that began in the fourth quarter of fiscal year 2005 and continued into the beginning of the first quarter of fiscal year 2006. Tektronix expects to realize future annual salary cost savings from actions taken in the first two quarters of fiscal year 2006. At November 26, 2005, the remaining liabilities for employee severance and related benefits were maintained for 53 employees.

     Activity for the above described actions during the first two quarters of fiscal year 2006 was as follows:

		Costs
	Balance	Incurred			Balance
	May 28,	and Other	Cash	Non-cash	Nov. 26,
(In thousands)	2005	Adjustments	Payments	Adjustments	2005

Fiscal Year 2006 Actions:
Employee severance and related benefits	$—	$4,192	$(1,921)	$—	$2,271
Contractual obligations	—	111	(111)	—	—
Accumulated currency translation loss, net	—	(36)	—	36	—

Total	—	4,267	(2,032)	36	2,271

Fiscal Year 2005 Actions:
Employee severance and related benefits	568	—	(528)	(1)	39
Contractual obligations	103	49	(123)	—	29

Total	671	49	(651)	(1)	68

Fiscal Year 2004 Actions:
Employee severance and related benefits	681	—	(167)	—	514

Total	681	—	(167)	—	514

Fiscal Year 2003 and 2002 Actions:
Employee severance and related benefits	2	—	—	1	3
Contractual obligations	926	45	(245)	—	726

Total	928	45	(245)	1	729

Total of all actions	$2,280	$4,361	$(3,095)	$36	$3,582

8. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined based on a standard cost method, which approximates actual cost on a first-in, first-out basis. Market is determined based on net realizable value. Tektronix periodically reviews its inventory for obsolete or slow-moving items.
     Inventories consisted of the following:

(In thousands)	Nov. 26, 2005	May 28, 2005

Materials	$5,816	$7,015
Work in process	52,392	63,091
Finished goods	71,880	60,990

Inventories	$130,088	$131,096

9. Other Current Assets
     Other current assets consisted of the following:

(In thousands)	Nov. 26, 2005	May 28, 2005

Current deferred tax asset	$46,446	$49,537
Prepaid expenses	16,376	12,877
Other receivables	8,127	7,401
Income taxes receivable	3,460	9,928
Notes receivable	3	18
Other current assets	423	416

Other current assets	$74,835	$80,177

10. Property, Plant and Equipment, Net
     Property, plant and equipment, net consisted of the following:

(In thousands)	Nov. 26, 2005	May 28, 2005

Land	$1,086	$1,086
Buildings	131,412	129,983
Machinery and equipment	252,240	246,032
Accumulated depreciation and amortization	(260,628)	(256,555)

Property, plant and equipment, net	$124,110	$120,546

11. Goodwill, Net
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with finite useful lives.
     Changes in goodwill during the two fiscal quarters ended November 26, 2005 were as follows (in thousands):

Balance at May 28, 2005	$301,934
Inet purchase price adjustment	(1,230)
Other acquisitions	7,342
Currency translation	(6,092)

Balance at November 26, 2005	$301,954

12. Other Long-Term Assets
     Other long-term assets consisted of the following:

(In thousands)	Nov. 26, 2005	May 28, 2005

Other intangibles, net	$99,436	$107,652
Notes, contracts and leases	13,730	12,377
Corporate equity securities	7,937	8,285
Pension asset	817	868
Other assets	5,251	6,103

Other long-term assets	$127,171	$135,285

13. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following:

(In thousands)	Nov. 26, 2005	May 28, 2005

Trade accounts payable	$32,705	$36,407
Other accounts payable	39,266	35,444

Accounts payable	71,971	71,851
Income taxes payable	16,890	17,348
Contingent liabilities (see Note 16)	10,073	10,539
Warranty reserve	5,657	6,508
Accrued expenses and other liabilities	11,747	8,812

Accrued liabilities	44,367	43,207

Accounts payable and accrued liabilities	$116,338	$115,058

14. Long-Term Liabilities
     Long-term liabilities consisted of the following:

(In thousands)	Nov. 26, 2005	May 28, 2005

Pension liability	$135,881	$174,841
Deferred compensation	17,083	15,708
Postretirement benefits	12,479	12,828
Other liabilities	15,030	19,638

Long-term liabilities	$180,473	$223,015

     In the first and second quarters of fiscal year 2006, we made voluntary contributions of $33.4 million and $5.0 million, respectively, to the U.S. Cash Balance pension plan. Depending on the future market performance of the pension plan assets, Tektronix may make additional cash contributions to the plan.

15. Pension and Other Postretirement Benefits
     Components of net periodic benefit cost for defined benefit pension plans and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal quarter ended		Fiscal quarter ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Service cost	$1,861	$1,561	$24	$21
Interest cost	9,630	9,620	214	226
Expected return on plan assets	(12,732)	(12,568)	—	—
Amortization of transition asset	28	29	—	—
Amortization of prior service cost	(567)	(556)	—	—
Amortization of unrecognized actuarial net loss	5,448	3,340	—	—

Net periodic benefit cost	$3,668	$1,426	$238	$247

	Pension Benefits		Other Postretirement Benefits
	Two fiscal quarters ended		Two fiscal quarters ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Service cost	$3,701	$3,111	$48	$42
Interest cost	19,247	19,199	428	452
Expected return on plan assets	(25,450)	(25,105)	—	—
Amortization of transition asset	56	57	—	—
Amortization of prior service cost	(1,134)	(1,113)	—	—
Amortization of unrecognized actuarial net loss	10,894	6,669	—	—

Net periodic benefit cost	$7,314	$2,818	$476	$494

16. Contingencies
     As of November 26, 2005, Tektronix had $10.1 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printer and Imaging division (“CPID”) in fiscal year 2000, $2.0 million for environmental exposures and $3.1 million for other contingent liabilities. It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to Tektronix’ consolidated financial statements.
  Sale of Color Printing and Imaging
     On January 1, 2000, Tektronix sold substantially all of the assets of CPID. Associated with the sale, a contingency was established which represented the deferral of a portion of the gain on sale that Tektronix’ management believed was not realizable due to certain contingencies contained in the final sale agreement and approximated the amount that management believed was the maximum exposure under the contingencies. The specific nature of these contingencies was specified in the final sale agreement.
     As of November 26, 2005 and May 28, 2005, the balance of the contingencies related to the CPID disposition was $5.0 million. The remaining portion may take several years to resolve. The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained. Tektronix continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur. Tektronix, however, does not expect such changes to be material to the financial statements.
  Environmental and Other
     The $2.0 million for environmental exposures is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus. Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management currently estimates that the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range. These costs are estimated to be incurred over the next several years. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from the recorded liability. In addition, a preliminary risk investigation and feasibility study for remediation of the site are expected to be completed in the second half of fiscal year 2006 which could have a material impact on management’s estimate.
     The remaining $3.1 million includes amounts related to intellectual property, employment issues and regulatory matters, as well as amounts related to dispositions of assets other than CPID. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.
     In the normal course of business, Tektronix and its subsidiaries are parties to various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not Tektronix will ultimately be successful in any of these legal matters or, if not, what the impact might be. However, Tektronix’ management does not expect the results of these legal proceedings to have a material adverse effect on its results of operations, financial position or cash flows.
17. Shareholders’ Equity
     Activity in shareholders’ equity for the first two quarters of fiscal year 2006 was as follows:

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(In thousands)	Shares	Amount	Earnings	Loss	Total

Balance at May 28, 2005	85,144	$501,886	$639,720	$(155,783)	$985,823
Net earnings	—	—	33,981	—	33,981
Additional minimum pension liability, net of income taxes	—	—	—	998	998
Foreign currency translation adjustment	—	—	—	(10,731)	(10,731)
Unrealized holding loss on available-for-sale securities, net of income taxes	—	—	—	(729)	(729)
Dividends paid	—	—	(10,088)	—	(10,088)
Shares issued to employees, net of forfeitures	593	10,379	—	—	10,379
Shares issued for acquisition	87	2,075	—	—	2,075
Tax benefit of stock option exercises	—	801	—	—	801
Amortization of unearned stock-based compensation	—	1,678	—	—	1,678
Shares repurchased in open market	(3,991)	(23,923)	(72,056)	—	(95,979)

Balance at November 26, 2005	81,833	$492,896	$591,557	$(166,245)	$918,208

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
     During the first two quarters of fiscal year 2006, 4.0 million shares were repurchased for $96.0 million. As of November 26, 2005, a total of 29.0 million shares have been repurchased at an average price of $23.94 per share totaling $693.2 million under this authorization. The reacquired shares were immediately retired as required under Oregon corporate law.

     On December 15, 2005, Tektronix declared a quarterly cash dividend of $0.06 per share. The dividend is payable on January 23, 2006 to shareholders of record at the close of business on January 6, 2006.
     Comprehensive income and its components, net of income taxes, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Net earnings (loss)	$19,895	$(2,834)	$33,981	$33,574
Other comprehensive income (loss):
Net change in additional minimum pension liability, net of income taxes of $385, ($329), $473 and ($178), respectively	819	(749)	998	(405)
Foreign currency translation adjustment	(9,054)	12,853	(10,731)	11,922
Unrealized holding gain (loss) on available-for-sale securities, net of income taxes of ($239), $1,938, ($456) and $1,430, respectively	(390)	3,030	(729)	2,236

Total comprehensive income	$11,270	$12,300	$23,519	$47,327

     Accumulated other comprehensive loss consisted of the following:

			Unrealized
	Additional		Holding Gain	Accumulated
	Minimum	Foreign	(Loss), Net on	Other
	Pension	Currency	Available-for-	Comprehensive
(In thousands)	Liability	Translation	Sales securities	Loss

Balance as of May 28, 2005	$(198,437)	$42,127	$527	$(155,783)
First quarter activity	179	(1,677)	(339)	(1,837)
Second quarter activity	819	(9,054)	(390)	(8,625)

Balance as of November 26, 2005	$(197,439)	$31,396	$(202)	$(166,245)

18. Business Segments
     Tektronix’ revenue is derived principally through the development, manufacturing, marketing and selling of a range of test and measurement products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. It is impractical to report net sales by product group. Accordingly, Tektronix reports as a single segment. Inter-segment sales were not material.

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Consolidated net sales to external customers by region:

The Americas:
United States	$92,079	$104,205	$176,482	$209,969
Other Americas	5,446	7,648	10,713	15,670
Europe	68,582	56,463	131,329	104,013
Pacific	46,641	56,573	91,063	100,852
Japan	40,648	41,939	78,869	86,789

Net sales	$253,396	$266,828	$488,456	$517,293

19. Product Warranty Accrual
     Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.
     Changes in the product warranty accrual were as follows:

	Two fiscal quarters ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004

Balance at beginning of period	$6,508	$8,959
Payments made	(5,135)	(4,493)
Provision for warranty expense	4,284	4,186

Balance at end of period	$5,657	$8,652

20. Supplemental Cash Flow Information

	Two fiscal quarters ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004

Supplemental disclosure of cash flows:
Income taxes paid, net	$4,910	$15,132
Interest paid	149	69

Non-cash transactions from acquisition of Inet:
Common stock issued	$—	$247,543
Stock options assumed	—	9,658
Restricted share rights assumed	—	321
Unearned stock-based compensation	—	(3,403)
Liabilities assumed	—	34,630
Non-cash assets acquired, net of deferred income taxes	—	(382,605)

Net cash paid	$—	$(93,856)

Non-cash transactions from other acquisitions:
Common stock issued	$2,075	$—

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
     Tektronix develops, manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including computing, communications, semiconductors, education, government, military/aerospace, research, automotive and consumer electronics. Unless otherwise indicated by the context, the terms “Tektronix”, “we”, “us” or “our” refer to Tektronix as the parent company and its subsidiaries.
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
     Tektronix’ results of operations and financial condition may be affected by a variety of factors. In our opinion, the most significant of these factors include the economic strength of the technology markets into which we sell our products, our ability to develop compelling technology solutions and deliver these to the marketplace in a timely manner, and the actions of competitors. These significant risk factors affecting Tektronix are discussed further in the Risks and Uncertainties section below.
     The markets that we serve are very diverse and include a cross-section of the technology industries. Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector. During the latter part of fiscal year 2003, we began to experience the stabilization of certain markets that had been depressed as a result of the general downturn in the technology sector. Fiscal year 2004 saw a more broad-based recovery. During fiscal year 2005, growth rates moderated as compared with the prior fiscal year. In the fourth quarter of fiscal year 2005 and into the first quarter of fiscal year 2006 orders softened in a number of our product areas and in most regions. Toward the end of the first quarter of fiscal year 2006, our markets began to strengthen and that continued into the second quarter of fiscal year 2006.
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
     On June 13, 2005, Tektronix acquired TDA Systems, a small supplier of time domain software tools for high speed serial data customers. The purchase price was approximately $4.1 million, including

$2.1 million in shares of Tektronix common stock and $2.0 million in contingent cash consideration held in escrow to be paid over a two year period.
     On November 8, 2005, Tektronix acquired Vqual Ltd., a leading provider of software tools for analysis, test and optimization of compressed digital media, based in Bristol, United Kingdom. This acquisition will enable Tektronix to offer its customers a complete suite of in-house compressed video analysis products. The purchase price was approximately $7.4 million and is subject to upward adjustment based on achievement of predetermined sales levels through July 2007.
Acquisition of Inet Technologies, Inc.
     During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address current and next generation mobile and fixed networks, including mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies. Inet’s Unified Assurance Solutions enable network operators to simultaneously manage their voice and data services at the network, service, and customer layers by capturing, correlating, and analyzing network-wide traffic in real time. Inet’s diagnostic products assist equipment manufacturers and network operators to quickly and cost effectively design, deploy, and maintain current and next generation networks and network elements. Through this acquisition Tektronix significantly enhances its position in the overall network management and diagnostic market and expects to accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS) and VoIP.
     Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, are presented below as of November 26, 2005.
     The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,224
Unearned stock-based compensation	(3,403)
Liabilities assumed	36,735

Total purchase price	$543,639

     The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefit from transaction costs	1,209
Other current assets	6,708
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	219,653
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,944)

Total assets acquired, net of deferred income taxes	$543,639

     The following table presents the details of the intangible assets purchased in the Inet acquisition as of November 26, 2005:

	(in years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net

Developed technology	4.8	$87,004	$(21,577)	$65,427
Customer relationships	4.8	22,597	(5,622)	16,975
Covenants not to compete	4.0	1,200	(350)	850
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(27,549)	$94,404

     Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004	Nov. 26, 2005	Nov. 27, 2004

Cost of sales	$4,624	$3,080	$9,248	$3,080
Acquisition related costs and amortization	1,279	846	2,558	846

Total	$5,903	$3,926	$11,806	$3,926

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

	Fiscal quarter ended	Two fiscal quarters ended
(In thousands, except per share amounts)	Nov. 27, 2004	Nov. 27, 2004

Pro forma

Sales	$280,530	$553,973
Net earnings	30,700	64,629

Net earnings per share — basic	$0.34	$0.71
Net earnings per share — diluted	0.34	0.70
     The write-off of in-process research and development (“IPR&D”) is excluded from the calculation of pro forma net earnings and net earnings per share in the table shown above.
     The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, and it is not intended to be a projection of future results.
Business Realignment Costs
     Business realignment costs represent actions to realign our cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels. Business realignment actions taken in recent fiscal years were intended to reduce our worldwide cost structure across all major functions in response to the dramatic economic decline in 2001 through 2003, which severely impacted markets into which we sell our products. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. In addition to severance, we incurred other costs associated with restructuring our organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Restructuring actions can take significant time to execute, particularly if they are being conducted in countries outside the United States. As such, expenses associated with the actions identified during the 2001 through 2003 timeframe extended into the beginning of the first quarter of fiscal year 2006. We believe the restructuring actions implemented in recent fiscal years have resulted in the cost savings anticipated for those actions.
     Business realignment costs incurred during the first two quarters of fiscal year 2006 primarily reflected actions taken in response to recent softening in orders in some of our product areas at the end of fiscal year 2005 and the beginning of the first quarter of fiscal year 2006. Business realignment costs of $1.9 million in the second quarter of fiscal year 2006 primarily included severance and related costs for 17 employees. For the first two fiscal quarters of fiscal year 2006, business realignment costs of $4.4 million included severance and related costs of $4.2 million for 64 employees and $0.2 million for contractual obligations. We expect to realize future annual salary cost savings from actions taken in the first two quarters of fiscal year 2006. At November 26, 2005, liabilities remained for employee severance and related benefits for 53 employees.

     Activity for the above described actions during the first two quarters of fiscal year 2006 was as follows:

		Costs
	Balance	Incurred			Balance
	May 28,	and Other	Cash	Non-cash	Nov. 26,
(In thousands)	2005	Adjustments	Payments	Adjustments	2005

Fiscal Year 2006 Actions:
Employee severance and related benefits	$—	$4,192	$(1,921)	$—	$2,271
Contractual obligations	—	111	(111)	—	—
Accumulated currency translation loss, net	—	(36)	—	36	—

Total	—	4,267	(2,032)	36	2,271

Fiscal Year 2005 Actions:
Employee severance and related benefits	568	—	(528)	(1)	39
Contractual obligations	103	49	(123)	—	29

Total	671	49	(651)	(1)	68

Fiscal Year 2004 Actions:
Employee severance and related benefits	681	—	(167)	—	514

Total	681	—	(167)	—	514

Fiscal Year 2003 and 2002 Actions:
Employee severance and related benefits	2	—	—	1	3
Contractual obligations	926	45	(245)	—	726

Total	928	45	(245)	1	729

Total of all actions	$2,280	$4,361	$(3,095)	$36	$3,582

Critical Accounting Estimates
     We have identified the “critical accounting estimates,” which are those that are most important to our portrayal of the financial condition and operating results and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include revenue recognition, contingencies, intangible assets valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax contingencies.
   Revenue Recognition
     We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. These criteria are met for the majority of our product sales at the time the product is shipped under FOB shipping point shipping terms. Upon shipment, we also provide for estimated costs that may be incurred for product warranties and for sales returns. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
     Contracts for our network monitoring solution products, which were acquired in the Inet acquisition, often involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence (“VSOE”). VSOE for each element of the contract is based on the price for which we sell the element on a stand-alone basis. In addition to hardware and software products, elements of the contracts include product support services such as the correction of software problems, hardware replacement, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service periods. Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE. If we determine that we do not have VSOE on an undelivered element of an arrangement, we will not recognize revenue until all elements of the arrangement that do not have VSOE are delivered. This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.
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
   Contingencies
     We are subject to claims and litigation concerning intellectual property, environmental and employment issues, settlement of contingencies related to prior dispositions of assets, and regulatory actions related to customs and export control matters. Accruals have been established based upon our best estimate of the ultimate outcome of these matters. We review the status of any claims, litigation and other contingencies on a regular basis, and adjustments are made as additional information becomes available. It is reasonably possible that our estimates of contingencies could change in the near term and that such changes could be material to the consolidated financial statements.
     As of November 26, 2005, $10.1 million of contingencies were recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printing and Imaging Division (“CPID”), $2.0 million for environmental exposures and $3.1 million for other contingent liabilities.
     As of November 26, 2005 and May 28, 2005, the balance of the contingencies related to the CPID disposition was $5.0 million. The remaining portion may take several years to resolve. We continue to monitor the status of the CPID related contingencies based on information received.
     Included in contingent liabilities was $2.0 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus. The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. We currently estimate that the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. We believe that the recorded liability represents the low end of a reasonable range of estimated liability associated with these environmental issues. These costs are expected to be incurred over the next several years. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability. In addition, a preliminary risk investigation and feasibility study for remediation of the site are expected to be completed in the second half of fiscal year 2006 which could have a material impact on our estimate.
     The remaining $3.1 million of contingency accruals included amounts primarily related to intellectual property, employment issues and regulatory matters, as well as contingencies related to dispositions of assets other than CPID. If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from the above described estimates of contingencies.

   Goodwill and Intangible Assets
     Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we do not amortize goodwill and intangible assets with indefinite useful lives, but we amortize other acquisition-related intangibles with finite useful lives. As of November 26, 2005, the balance of goodwill, net was $302.0 million, which is recorded on the Condensed Consolidated Balance Sheets.
     We performed our annual goodwill impairment analysis during the second quarter of fiscal year 2006 and identified no impairment. The impairment analysis is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying businesses. However, if we fail to deliver new products for these reporting units, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.
     As of November 26, 2005, we had $99.4 million of non-goodwill intangible assets recorded in Other long-term assets on the Condensed Consolidated Balance Sheets, which included intangible assets primarily from the acquisition of Inet, acquired patent intangibles and licenses for certain technology.
     For intangible assets with finite useful lives that are not software-related, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges to impair these assets. The impairment would be calculated as the difference between the carrying value and the fair value of the related intangible asset, based on the estimated discounted cash flow associated with each asset. Impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance or if market conditions are unfavorable.
     For software-related intangible assets with finite useful lives, we amortize the cost over the estimated economic life of the software product and assess impairment in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” At each balance sheet date, the unamortized cost of the software-related intangible asset is compared to its net realizable value. The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. The excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss. Amortization expense for intangible assets that are software-related developed technology is recorded as Cost of sales on the Condensed Consolidated Statements of Operations. See Note 5 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements for additional information on software-related intangible assets acquired from Inet.
     We do not amortize intangible assets with indefinite useful lives. However, we reevaluate this decision each reporting period. If we subsequently determine that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. We review nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.6 million as of November 26, 2005 resulted primarily from the Inet acquisition during the second quarter of fiscal year 2005. Accordingly, the nonamortizable intangible assets were recorded at their fair values and no events or circumstances have arisen that would indicate that the intangible assets may be impaired. We performed our annual impairment test of nonamortizable intangible assets with our annual goodwill impairment test during the second quarter of this fiscal year, and identified no impairment.

   Pension Plans
     Tektronix offers defined benefit pension plan benefits to employees in certain countries. The Cash Balance pension plan in the United States is our largest defined benefit pension plan. Employees hired after July 31, 2004 do not participate in the U.S. Cash Balance pension plan. We maintain less significant defined benefit plans in other countries including the United Kingdom, Germany, Netherlands and Taiwan.
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
     Discount rate assumptions are used to measure pension obligations for the recognition of a net pension liability on the balance sheet and the service cost and interest cost components of net periodic pension cost. We estimate discount rates to reflect the rates at which the pension benefits could be effectively settled. In making those estimates, we evaluate rates of return on high-quality fixed-income investments currently available and expected to be available during the settlement of future pension benefits. The weighted average of discount rates used in determining our pension obligation as of May 28, 2005, our most recent fiscal year end, was 5.3% as compared with the 6.1% weighted average of discount rates used as of May 29, 2004. The reduction in the discount rate created an unrecognized actuarial net loss that contributed to most of the increase in the cumulative additional minimum pension charge described below. A discount rate of 5.5% was used to determine the projected benefit obligation for the U.S. Cash Balance pension plan, which is our largest obligation. A decrease of 25 basis points in the discount rate as of May 28, 2005 would increase the projected benefit obligation for the U.S. Cash Balance pension plan by $11.0 million and the impact on pension expense would not be significant because the reduction in interest cost could be partially offset by an increase in the amortization of unrecognized actuarial net loss.
     The long-term rate of return on plan assets assumption is applied to the market-related value of plan assets to estimate income from return on plan assets. This income from return on plan assets offsets the various cost components of net periodic pension cost. The various cost components of net periodic pension cost primarily include interest cost on accumulated benefits, service cost for benefits earned during the period, and amortization of unrecognized actuarial gains and losses. See Note 15 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements for additional information on the various cost components of net periodic pension cost. The amount of net pension expense recognized has increased from prior periods due primarily to our beginning to amortize previously unrecognized actuarial losses resulting from the decline in the fair value of plan assets and decreases in discount rate, decline in the return on plan assets assumption, and reduction in the market-related value of plan assets. Cumulative income recognized from the long-term rate of return on plan assets assumption has differed materially from the actual returns on plan assets. This has resulted in a net unrecognized actuarial loss on plan assets that contributed a significant portion of the additional minimum pension liability described below. To the extent this unrecognized actuarial loss is not offset by future unrecognized actuarial gains, there will continue to be a negative impact to net earnings as this amount is amortized as a cost component of net periodic pension cost.
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
     As of May 28, 2005, the cumulative additional minimum pension charge included in Accumulated other comprehensive loss was $198.4 million, net of income tax benefit of $123.7 million. During fiscal year 2005, the cumulative additional minimum pension charge increased by $24.7 million, net of income tax benefit of $15.7 million, largely due to the change in the discount rate described above. The implication of the additional minimum pension liability is that it increases the unrecognized actuarial net loss which when amortized will increase future net periodic benefit costs. In addition we may find it necessary to fund additional pension assets to offset the increased liability, which would increase the market related value of plan assets upon which we recognize a return but would reduce operating cash and future interest earnings on that cash. In the first and second quarters of fiscal year 2006, we made voluntary contributions of $33.4 million and $5.0 million, respectively, to the U.S. Cash Balance pension plan. Depending on the future market performance of the pension plan assets, we may make additional cash contributions to the plan.
     We continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and make adjustments to the assumptions as appropriate. Net periodic benefit cost was $3.7 million and $7.3 million in the second quarter and first two quarters of fiscal year 2006, respectively, which included the effect of the recognition of service cost, interest cost, the assumed return on plan assets and amortization of a portion of the unrecognized actuarial loss noted above. Net periodic benefit cost was allocated to Cost of sales, Research and development and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
   Income Taxes
     We are subject to taxation from federal, state and international jurisdictions. Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. We maintain reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the completion of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause us to believe a revision of past estimates is appropriate. We believe that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are reviewed quarterly for their adequacy and appropriateness.
     In the second quarter of fiscal year 2006, legislation was enacted that will lower Tektronix’ future effective state income tax rate beginning in fiscal year 2007. As required under SFAS No. 109, “Accounting for Income Taxes,” the value of state deferred taxes was remeasured under the new law resulting in a one-time charge to income tax expense of $2.4 million.
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
     Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. As of November 26, 2005, we maintained a valuation allowance against certain deferred tax assets, primarily foreign tax credit carryforwards. We have not established valuation allowances against other deferred tax assets based on tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine if changes to the amount of the valuation allowance are necessary in any given period. We continually evaluate strategies that could allow the future utilization of our deferred tax assets. In the second quarter of fiscal year 2006, we determined that it was more likely than not that the remaining foreign tax credit carryforwards would be fully utilized during the year. Accordingly, the reduction in the valuation allowance of $5.4 million on these foreign tax credit carryforwards has been factored into our estimate of the lower effective tax rate for the fiscal year.
RESULTS OF OPERATIONS

	Fiscal quarter ended			Two fiscal quarters ended
	Nov. 26,	Nov. 27,	%	Nov. 26,	Nov. 27,	%
(In millions, except per share amounts)	2005	2004	Change	2005	2004	Change

Product orders	$240.8	$235.6	2%	$471.2	$439.9	7%

Net sales	253.4	266.8	(5)%	488.5	517.3	(6)%
Cost of sales	101.2	106.5	(5)%	200.3	208.5	(4)%

Gross profit	152.2	160.3	(5)%	288.2	308.8	(7)%

Gross margin	60.1%	60.1%		59.0%	59.7%

Research and development expenses	45.7	41.9	9%	89.3	75.5	18%
Selling, general and administrative expenses	73.1	76.3	(4)%	141.7	141.4	0%
Acquisition related costs and amortization	2.1	34.9	(94)%	5.5	35.7	(85)%
Business realignment costs	1.9	0.2	>100%	4.4	2.2	91%
Loss (gain) on disposition of assets, net	—	0.1	(60)%	—	(1.8)	*

Operating income	29.4	6.9	>100%	47.3	55.8	(15)%
Interest income	2.9	3.9	(26)%	6.0	9.4	(36)%
Interest expense	(0.1)	(0.3)	(56)%	(0.2)	(0.4)	(42)%
Other non-operating expense, net	(2.0)	(1.1)	87%	(3.0)	(3.3)	(9)%

Earnings before taxes	30.2	9.4	>100%	50.1	61.5	(19)%
Income tax expense	10.3	12.0	(14)%	16.1	27.6	(42)%

Net earnings (loss) from continuing operations	19.9	(2.6)	*	34.0	33.9	0%
Gain (loss) from discontinued operations, net of income taxes	—	(0.2)	*	—	(0.3)	*

Net earnings (loss)	$19.9	$(2.8)	*	$34.0	$33.6	1%

Earnings (loss) per share:
Continuing operations — basic	$0.24	$(0.03)	*	$0.41	$0.40	3%
Continuing operations — diluted	$0.24	$(0.03)	*	$0.40	$0.39	3%

Discontinued operations — basic and diluted	$—	$—	—	$—	$—	—

Net earnings (loss) — basic	$0.24	$(0.03)	*	$0.41	$0.39	5%
Net earnings (loss) — diluted	$0.24	$(0.03)	*	$0.40	$0.39	3%
*   not meaningful

Second Quarter and First Two Quarters of Fiscal Year 2006 Compared to the Second Quarter and First Two Quarters of Fiscal Year 2005
   Economic Conditions
     During fiscal year 2004, we experienced a phased recovery of our end markets that began at the end of the prior fiscal year, with growth increasing across all regions and most product lines throughout the year. We also saw market share gains in most of our product categories during calendar year 2004.
     We saw growth in demand broadly across our business in the first three quarters of fiscal year 2005. In the fourth quarter of fiscal year 2005, we experienced some softening in our end markets. Our order growth rate declined across most of our product categories and we did not experience the normal increase in orders associated with our fourth quarter of fiscal year 2005. In the first quarter of fiscal year 2006, order results were mixed, with growth in some product categories and regions and decline in others. Toward the end of the first quarter of fiscal year 2006, we began to see some improvement in our markets that continued into the second quarter of fiscal year 2006.
     In the second quarter of fiscal year 2006, orders grew modestly on a year-over-year basis and on a sequential basis. The year-over-year growth was driven primarily by the acquisition of Inet. In the second quarter of fiscal year 2006 we recorded three months of Inet orders versus two months of Inet orders in the second quarter of the prior fiscal year. In the remainder of the business we had year-over-year growth in some product areas, but others were flat or declined. Although business levels improved during the second quarter of fiscal year 2006 as compared with the first quarter of fiscal year 2006, there can be no assurance that our underlying markets will improve or that levels of business activity will continue as a trend into the future. Macroeconomic factors, such as volatility in energy prices and rising interest rates could have a negative impact on the economy overall and therefore on our business.
     The exchange rate for the U.S. Dollar against major currencies resulted in a minimal impact to orders and sales for the second quarter and first two quarters of fiscal year 2006 as compared with the same periods last fiscal year. The direction of currency fluctuations in the future, and the resulting impact on orders and sales, cannot be predicted.
   Acquisition of Inet Technologies, Inc.
     We completed the acquisition of Inet on September 30, 2004 which was during our fiscal year 2005 second quarter. Accordingly, the results of operations included two months of activity from this business for the second quarter of fiscal year 2005 and three months of activities for the same quarter of fiscal year 2006. As there is no Inet related activity in the first quarter of the prior fiscal year as compared with the same period of fiscal year 2006, an understanding of the impact from the acquisition of Inet is an important component to understanding the current fiscal year results of operations. In our description of the results of operations that follow, we will quantify the impact of the Inet acquisition where meaningful.
   Discontinuation of Rohde and Schwarz Distribution Agreement
     On June 1, 2004, we discontinued our distribution agreement with Rohde and Schwarz (“R&S”), under which Tektronix had served as the exclusive distributor for R&S’ communication test products in the United States and Canada since 1993. Substantially all product backlog related to R&S distributed product was shipped and recognized as revenue during the first quarter of fiscal year 2005. Accordingly, we have not derived significant revenue from the shipment of R&S products since the first quarter of fiscal year 2005. However, the activity in the first quarter of fiscal year 2005 is important to understand the comparison of the first two quarters of current fiscal year results to the prior fiscal year. In our discussion of the results of operations, we will quantify the impact where meaningful.

   Product Orders
     The following table is presented to quantify the impact on product orders from the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal quarter ended			Two fiscal quarters ended
	Nov. 26,	Nov. 27,	%	Nov. 26,	Nov. 27,	%
(In millions)	2005	2004	Change	2005	2004	Change

Consolidated product orders:

Tektronix products	$212.9	$213.9	0%	$398.5	$418.2	(5)%
Inet products	27.9	21.6	29%	72.7	21.6	>100%
R&S distributed products	—	0.1	(100)%	—	0.1	(100)%

Total product orders	$240.8	$235.6	2%	$471.2	$439.9	7%

     Orders for products other than our network management monitoring solutions consist of cancelable commitments to purchase currently produced products by customers with delivery scheduled generally within six months of being recorded. Orders for our network management monitoring solution products may be delivered over a period longer than six months. Prior to fiscal year 2006, orders were comprised of product orders, and therefore excluded orders for service and maintenance. Beginning in the first quarter of fiscal year 2006, we included service renewal orders for our network management products in our reported orders. Accordingly, prior fiscal year comparative periods have been adjusted to reflect orders under this same definition. The majority of our network management service contracts have contract periods of one year. Revenue for these orders is recognized ratably over the contract period. Any unrecognized portion of these orders is included as a component of order backlog. The unrecognized portion of service contracts is included in Deferred revenue on the Condensed Consolidated Balance Sheets.
     During the second quarter of fiscal year 2006, product orders increased by $5.2 million, or 2%, from the same quarter last fiscal year. The increase in product orders was largely attributable to the effect of three months of Inet orders in the second quarter of the current fiscal year but only two months of Inet orders in the same quarter of the prior fiscal year. Overall, communications product orders increased 12% in the second quarter of fiscal year 2006 as compared with the same quarter in the prior fiscal year. This was driven by the impact of Inet as well as continued strength in the telecom sector. Orders for our video products increased 18% in the second quarter of fiscal year 2006 as compared with the second quarter of fiscal year 2005. This was driven by new products as well as customer investments in high-definition and other digital technologies. Orders for our general purpose products declined 3% in the second quarter of fiscal year 2006 as compared with the same quarter last fiscal year. This decline reflected the impact of large order timing in the second quarter of the prior fiscal year, and the possible impact of competition on some product areas in the current fiscal year, partially offset by strengthening business levels and strong customer response to new products.
     During the first two quarters of fiscal year 2006, product orders increased by $31.3 million, or 7%, from the same period last fiscal year. The increase in product orders was attributable to the acquisition of Inet in the second quarter of fiscal year 2005. For the first two quarters of fiscal year 2006, we recorded six months of Inet product orders but only two months of Inet product orders in the first two quarters of fiscal year 2005. As a result, overall communications product orders increased 68% in the first two quarters of fiscal year 2006 as compared with the same period in the prior fiscal year. For the same periods of time, video product orders increased 8% and general purpose product orders declined 7%. As mentioned in Economic Conditions above, we began to see some improvement in our markets at the end of the first quarter of the current fiscal year that continued into the second quarter. Both video products and general purpose products orders increased in the second quarter of the current fiscal year relative to the first quarter of the current fiscal year. Communications products orders declined in the second quarter of the current fiscal year relative to the first quarter of the current fiscal year due to the timing of large orders which are a significant component of communications orders.

     The following table presents total product orders by region:

	Fiscal quarter ended			Two fiscal quarters ended
	Nov. 26,	Nov. 27,	%	Nov. 26,	Nov. 27,	%
(In millions)	2005	2004	Change	2005	2004	Change

Consolidated product orders by region:

The Americas:
United States	$85.2	$85.4	0%	$161.6	$149.8	8%
Other Americas	6.2	7.2	(14)%	10.4	11.4	(9)%
Europe	65.0	58.4	11%	132.9	99.9	33%
Pacific	48.8	47.8	2%	90.0	93.9	(4)%
Japan	35.6	36.8	(3)%	76.3	84.9	(10)%

Total product orders	$240.8	$235.6	2%	$471.2	$439.9	7%

Product orders, excluding Inet and R&S	$212.9	$213.9	0%	$398.5	$418.2	(5)%
     Geographically, product orders increased by 4% internationally in the second quarter of fiscal year 2006 as compared with the same quarter last fiscal year but were flat in the United States. During the first two quarters of fiscal year 2006, product orders increased by 8% in the United States and by 7% internationally as compared with the same period last fiscal year.
     For the second quarter of fiscal year 2006, orders were flat in the United States. For the first two quarters of fiscal year 2006, orders grew in the United States, largely due to the acquisition of Inet. We experienced growth in Europe during both the second quarter and first two quarters of fiscal year 2006. Growth in Europe was primarily attributable to the acquisition of Inet, which has significant large customers in that region. In the second quarter of fiscal year 2006, Europe orders also included a $0.9 million unfavorable impact from fluctuations in the foreign exchange rate of the Euro against the US Dollar. Results in the Pacific region were mixed, with growth in the second quarter, but decline for the first two quarters of this fiscal year. The decline in the first two quarters was related to the market softening we experienced at the end of last fiscal year that continued into the first quarter of this fiscal year. Product orders declined in Japan in the second quarter of fiscal year 2006 as compared with the second quarter of fiscal year 2005 and for the first two quarters of fiscal year 2006 as compared with the same period last fiscal year. The decrease in Japan in the second quarter of fiscal year 2006 was attributable to a $1.3 million unfavorable impact of fluctuations in the foreign exchange rate of the Yen against the US Dollar, plus mixed results in the product areas, with some growing and some declining. Japan orders declined in the first two quarters of fiscal year 2006 due to the currency impact in the second quarter and a difficult comparison to first quarter orders last fiscal year, when we saw strength in consumer electronics and semiconductor orders.
     The unfavorable impact of foreign currency exchange rates for the second quarter and for the first two quarters was insignificant overall. As noted above, the unfavorable impact was mostly due to currency fluctuation in Europe and Japan.

Net Sales
     The following table is presented to quantify the impact on net sales from the acquisition of Inet and the discontinuation of the R&S distribution agreement.

	Fiscal quarter ended			Two fiscal quarters ended
	Nov. 26,	Nov. 27,	%	Nov. 26,	Nov. 27,	%
(In millions)	2005	2004	Change	2005	2004	Change

Consolidated net sales:

Tektronix net sales	$218.0	$244.3	(11)%	$421.2	$473.6	(11)%
Inet net sales	35.4	20.7	71%	67.3	20.7	>100%
R&S distributed products sales	—	1.8	(100)%	—	23.0	(100)%

Total net sales	$253.4	$266.8	(5)%	$488.5	$517.3	(6)%

     Changes in net sales are impacted by changes in product orders and changes in product backlog levels, as well as currency fluctuations and other adjustments that impact the timing of revenue recognition. In addition to product sales, net sales also include service revenues and sales from Maxtek, our wholly-owned components manufacturing subsidiary that produces components for third party customers as well as Tektronix.
     In the second quarter of the current fiscal year, net sales declined $13.4 million as compared with the same quarter in the prior fiscal year. The sales decline was largely driven by greater backlog reduction in the second quarter of the prior fiscal year relative to the second quarter of the current fiscal year.
     In the first two quarters of the current fiscal year, sales declined by $28.8 million due to a significant backlog reduction in the prior fiscal year as compared with a backlog increase in the current fiscal year. The significant backlog reduction in the prior fiscal year was due in part to the final shipment of all remaining R&S backlog.
   Gross Profit and Gross Margin
     Gross profit for the second quarter of fiscal year 2006 was $152.2 million, a decrease of $8.1 million or 5%, from gross profit of $160.3 million for the same quarter last fiscal year. For the first two quarters of fiscal year 2006, gross profit was $288.2 million, a decrease of $20.6 million, or 7%, from gross profit of $308.8 million for the same period last fiscal year. The decrease in gross profit for the second quarter and for the first two quarters of fiscal year 2006 was primarily attributable to the decrease in sales volume described above.
     Gross margin is the measure of gross profit as a percentage of net sales. Gross margin is affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments and other costs such as warranty repair and sustaining engineering. Gross margin for the second quarter of fiscal year 2006 and the second quarter of last fiscal year was 60.1%. Gross margin for the first two quarters of fiscal year 2006 was 59.0%, a decrease of 0.7 points versus gross margin of 59.7% in the same period last fiscal year.
     Gross margin in the second quarter of fiscal year 2006 was flat relative to the same quarter in the prior fiscal year. The second quarter of the current fiscal year and the prior fiscal year were both impacted by the amortization of intangible assets related to the Inet acquisition. Lower sales volumes and a slightly negative impact of currency in the current fiscal year were offset by the mix of products sold as well as lower incentive expenses.
     The decrease in gross margin for the first two quarters of the current fiscal year was attributable to amortization of intangible assets related to the Inet acquisition and lower sales volumes, partially offset by better product mix, with higher-margin Inet sales replacing lower-margin R&S sales. In the first two quarters of the current fiscal year, we recognized six months of amortization of intangible assets as compared with only two months of amortization of intangible assets in the same period of the prior fiscal year. For additional information on the amortization of intangibles see the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis.

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
     Changes in operating expenses on a year-over-year basis are impacted by the addition of Inet expenses beginning in the second quarter of fiscal year 2005. The second quarter of fiscal year 2006 included three months of Inet expenses, while the second quarter of fiscal year 2005 included only two months of Inet expenses. For the first two quarters, fiscal year 2006 included six months of Inet expenses while fiscal year 2005 included only two months of Inet expenses.
     Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools. Such costs include labor and employee benefits, contract services, materials, equipment and facilities. R&D expenses increased $3.8 million, or 9%, during the second quarter of fiscal year 2006 as compared with the same quarter last fiscal year, and increased by $13.8 million, or 18% during the first two quarters of fiscal year 2006 as compared with the same period last fiscal year.
     The increase of $3.8 million in the second quarter of fiscal year 2006 was due to the addition of the Inet business as compared with the same quarter of last fiscal year. Excluding the impact of the Inet acquisition, R&D expenses decreased by $0.8 million primarily attributable to lower discretionary expenses.
     During the first two quarters of the current fiscal year, R&D expenses increased by $13.8 million. Excluding Inet, R&D expenses were flat for the first two quarters of the current fiscal year as compared with the same period in the prior fiscal year.
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
     Selling, general and administrative (“SG&A”) expenses decreased $3.2 million, or 4% in the current quarter as compared with the same quarter last fiscal year, and increased by $0.3 million during the first two quarters of fiscal year 2006 as compared with the same period last fiscal year. Excluding the impact of Inet, the decrease in SG&A expenses was $5.9 million in the second quarter of fiscal year 2006. The decrease of $5.9 million was attributable to lower labor expense, lower expenses associated with Sarbanes-Oxley compliance, lower litigation expense, and reduced discretionary spending.
     Excluding the impact of Inet for the first two quarters of fiscal year 2006, SG&A expenses decreased by $9.6 million. The decrease was attributable to lower labor expense, lower expenses associated with Sarbanes-Oxley compliance, lower litigation expense, and reduced discretionary spending.
     Acquisition related costs and amortization are incurred as a direct result of the integration of acquisitions. The acquisition related costs of $2.1 million for the second quarter of fiscal year 2006 primarily related to the acquisition of Inet in the prior fiscal year. These costs included $1.3 million for amortization of intangible assets and $0.8 million for transition expenses. In the second quarter of the prior fiscal year, acquisition related costs and amortization of $34.9 million was primarily attributable to the acquisition of Inet, which was completed on September 30, 2004. The most significant of those costs was the $32.2 million write-off of IPR&D in the second quarter of last fiscal year. Other costs included $0.8 million for amortization of intangible assets, $0.2 million for amortization of unearned stock-based compensation from the Inet acquisition and $1.7 million of transition expenses.
     For the first two quarters of fiscal year 2006, acquisition related costs and amortization of $5.5 million included $2.6 million for amortization of intangible assets, $2.5 million of transition expenses, and $0.4 million for the write-off of other IPR&D. For the two quarters of the prior fiscal year, acquisition related costs and amortization was $35.7 million. As noted above, the most significant of these costs was the $32.2 million write-off of IPR&D in the second quarter of last fiscal year. Other costs included $0.8 million for amortization of intangible assets, $0.2 million for amortization of unearned stock-based compensation from the Inet acquisition and $2.5 million of transition expenses.
     Business realignment costs represent actions to realign our cost structure in response to significant changes in operating levels or a significant acquisition or divestiture. During the second quarter of fiscal year 2006 we incurred business realignment costs of $1.9 million, an increase from expense of $0.2 million in the same quarter last fiscal year. During the first two quarters of fiscal year 2006 we incurred business realignment costs of $4.4 million, an increase from expense of $2.3 million in the same period last fiscal year. Increases in business realignment costs in the current fiscal year are attributable to actions taken in response to softening in orders in the last part of fiscal year 2005 and the beginning of the first quarter of fiscal year 2006. Business realignment costs incurred in fiscal year 2005 were associated with the realignment of our cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with the redemption of Sony/Tektronix. For a full description of the components of business realignment costs please refer to the Business Realignment Costs section above in this Management’s Discussion and Analysis and Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of Item 1 Financial Statements.
     The loss (gain) on disposition of assets, net was insignificant for the second quarter and the first two quarters of fiscal year 2006. The loss (gain) on disposition of assets, net during the first two quarters of last fiscal year was primarily due to gain on the sale of property located in Nevada City, California in the first quarter. Net proceeds of $9.9 million were received from the sale of the Nevada City assets with a carrying value of $7.7 million, resulting in a gain on sale of $2.2 million. This gain was partially offset by losses and impairments incurred in the ordinary course of business.
   Non-Operating Income / Expense
     Interest income during the second quarter and first two quarters of fiscal year 2006 decreased $1.0 million and $3.4 million, respectively, as compared with the same periods last fiscal year. The decrease in interest income was due to a lower average balance of cash and investments resulting from our use of cash for planned pension funding, the repurchase of Tektronix common stock and the payout of incentives accrued in the prior fiscal year, as well as lower yields on invested cash.
     Interest expense during the second quarter and first two quarters of fiscal year 2006 was insignificant and did not change significantly as compared with the same quarter last fiscal year.
     Other non-operating expense, net in the amount of $2.0 million in the second quarter of fiscal year 2006 increased by $0.9 million as compared with the same quarter of last fiscal year. The increase in expense was largely attributable to currency losses versus currency gains in the prior fiscal year, partially offset by lower litigation expenses. For the first two quarters of fiscal year 2006, Other non-operating expense, net was $3.0 million as compared with $3.3 million in the same periods during the prior fiscal year.
   Income Taxes
     Income tax expense for the second quarter and first two quarters of fiscal year 2006 was $10.3 million and $16.0 million, respectively. The effective tax rates on earnings before taxes from continuing operations for the second quarter and first two quarters of fiscal year 2006 were 34.2% and 32.0%, respectively.
     The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of fiscal year 2006, the mix of that income between foreign and domestic sources, and expected utilization of tax credits which have a full valuation allowance. In addition, the tax rate in the second quarter of fiscal year 2006 included a one-time charge to income tax expense of $2.4 million resulting from the remeasurement of deferred tax assets due to a reduction in our state income tax rate. Also, the impact of purchase accounting adjustments from the Inet acquisition, such as the amortization of acquisition related items and non-cash expense for the inventory step up to fair value, were tax effected at the statutory rate. This was partially offset by the expected utilization of tax credits and reversal of the associated valuation allowance.
     In the second quarter of fiscal year 2005, income tax expense exceeded taxable income because there was no tax benefit recognized for the $32.2 million write-off of IPR&D from the Inet acquisition. In addition, the impact of purchase accounting adjustments from the Inet acquisition, such as the amortization of acquisition related items and non-cash expense for the inventory step up to fair value, were tax effected at the statutory rate. Excluding the impact of the write-off of IPR&D and purchase accounting adjustments, the effective tax rate for the second quarter and first two quarters of the prior fiscal year was 30%.
   Discontinued Operations
     Gain (loss) from discontinued operations was insignificant in the second quarter of the current and prior fiscal years and for the first two quarters of both fiscal years.
   Net Earnings
     For the second quarter of fiscal year 2006, we recognized net earnings of $19.9 million, an increase of $22.7 million from a net loss of $2.8 million for the same quarter last fiscal year. For the first two quarters of fiscal year 2006, we recognized consolidated net earnings of $34.0 million, an increase of $0.4 million from net earnings of $33.6 million for the first two quarters of the same period last fiscal year. The increase in the second quarter of fiscal year 2006 is largely due to the significant write-off of IPR&D in the prior fiscal year which decreased net earnings by $32.2 million, offset by lower sales volume in the second quarter of the current fiscal year. For the first two quarters of fiscal year 2006, the small increase in net earnings was also due to the write-off of IPR&D which reduced net earnings in the same period of the prior fiscal year, offset by lower sales and interest income in the current fiscal year as well as higher research and development expense associated with the acquisition of Inet.
   Earnings Per Share
     For the second quarter, the increase in earnings per share was a result of the increased net earnings discussed above, and to a lesser extent, due to decreased weighted average shares outstanding in the current fiscal year. Lower average shares outstanding were a result of repurchases of shares in the open market, partially offset by the issuance of shares to acquire Inet.

Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
     Cash Flows. The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	Two fiscal quarters ended
(In thousands)	Nov. 26, 2005	Nov. 27, 2004

Cash provided by (used in):

Operating activities	$11,580	$36,625
Investing activities	91,103	51,953
Financing activities	(95,420)	(89,510)
     Operating Activities. Cash provided by operating activities of $11.6 million for the first two quarters of fiscal year 2006 decreased by $25.0 million as compared with the same period last fiscal year. The impact of lower net sales and gross profit and higher R&D expense in the first two quarters of fiscal year 2006 was partially offset by lower cash payments of $38.4 million for cash contributions to the U.S. Cash Balance pension plan and $25.0 million for annual incentive compensation payouts accrued during fiscal year 2005, as compared with payments in the first quarter of fiscal year 2005 of $46.5 million for a cash contribution to the U.S. Cash Balance pension plan and $29.8 million for annual incentive compensation accrued during fiscal year 2004. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
     As noted above, we have made cash contributions totaling $38.4 million to the U.S. Cash Balance pension plan in the first two quarters of fiscal year 2006. This funding reduced Long-term liabilities on the Condensed Consolidated Balance Sheets. Depending on the future market performance of the pension plan assets, we may make additional cash contributions to the plan.
     Investing Activities. Cash provided by investing activities of $91.1 million for the first two quarters of fiscal year 2006 increased by $39.2 million as compared with the same period last fiscal year. The increase in net cash inflow provided by investing activities was largely attributable to much lower spending on acquisitions in fiscal year 2006, $8.4 million, as compared with the prior fiscal year, when we spent $93.9 million for the Inet acquisition in the second quarter of fiscal year 2005. In addition, we spent $50.9 million on purchases of marketable investments in fiscal year 2005, but we did not purchase marketable investments in fiscal year 2006. The impact of lower acquisition spending and lower spending on marketable investments in fiscal year 2006 was partially offset by lower proceeds from maturities and sales of marketable investments of $117.5 million in fiscal year 2006 compared with $198.7 million in fiscal year 2005.
     We spent $18.6 million for capital expenditures and realized $0.5 million of proceeds on sales of fixed assets in the first two quarters of the current fiscal year as compared with capital expenditures of $14.5 million and $12.6 million in proceeds from the disposition of fixed assets in the same periods of last fiscal year. Sales of fixed assets in the first two quarters of fiscal year 2005 included proceeds of $9.9 million from the sale of the Nevada City, California property in the first quarter, and a $1.9 million deposit related to the sale of the Gotemba, Japan property in the second quarter.
     Financing Activities. Cash used in financing activities of $95.4 million for the first two quarters of fiscal year 2006 increased $5.9 million as compared with the same period last fiscal year. During the first two quarters of fiscal year 2006, we paid $96.0 million to repurchase 4.0 million shares of Tektronix common stock at an average price of $24.05 per share. During the first two quarters of fiscal year 2005, we paid $95.3 million to repurchase 3.2 million shares of Tektronix common stock at an average price of $29.35 per share. These repurchases of Tektronix common stock were made under authorizations totaling $950.0 million approved by the Board of Directors. These authorizations to purchase common stock in the open market or through negotiated transactions comprised $550.0 million in fiscal year 2000 and $400.0 million in fiscal year 2005. As of November 26, 2005, we had repurchased a total of 29.0 million shares at an average price of $23.94 per share totaling $693.2 million under these authorizations. The reacquired shares were immediately retired, in accordance with Oregon corporate law.

     We paid dividends of $10.1 million to shareholders in the first two quarters of fiscal year 2006, as compared with $8.8 million in the same period last fiscal year. The quarterly dividend declaration and payment was $0.06 per common share for the first and second quarters of fiscal year 2006 as compared with $0.04 and $0.06 per common share for the first and second quarters of last fiscal year, respectively.
     Subsequent to the second quarter of fiscal year 2006, on December 15, 2005, Tektronix declared a quarterly cash dividend of $0.06 per share for the third quarter of fiscal year 2006. The dividend is payable on January 23, 2006 to shareholders of record at the close of business on January 6, 2006. Tektronix may or may not pay dividends in the future and, if dividends are paid, Tektronix may pay more or less than $0.06 per share per quarter.
     These cash outflows were partially offset by proceeds from employee stock plans of $10.4 million in the first two quarters of fiscal year 2006, a decrease from proceeds of $14.8 million in the same period last fiscal year. The decrease in proceeds from employee stock plans was largely due to decreased option exercise activity in the first two quarters of fiscal year 2006 as compared with the same period last fiscal year.
     At November 26, 2005, we maintained unsecured bank credit facilities totaling $35.5 million, of which $32.0 million was unused.
     Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions, capital expenditures and contractual obligations for the next twelve months.
Working Capital
The following table summarizes working capital as of November 26, 2005 and May 28, 2005:

(In thousands)	Nov. 26, 2005	May 28, 2005

Current assets:
Cash and cash equivalents	$136,015	$131,640
Short-term marketable investments	96,808	120,881
Trade accounts receivable, net of allowance for doubtful accounts of $3,274 and $3,406, respectively	162,418	155,332
Inventories	130,088	131,096
Other current assets	74,835	80,177

Total current assets	600,164	619,126

Current liabilities:
Accounts payable and accrued liabilities	116,338	115,058
Accrued compensation	61,484	78,938
Deferred revenue	59,319	57,509

Total current liabilities	237,141	251,505

Working capital	$363,023	$367,621

     Working capital decreased in the current fiscal year by $4.6 million. Current assets decreased in the current fiscal year by $19.0 million largely due to a decrease in short term marketable investments, offset by higher trade accounts receivable. Current liabilities decreased in the current fiscal year by $14.4 million, largely as a result of lower accrued compensation accruals for current fiscal year annual incentive compensation, and by the cash payment of annual incentive compensation in the first quarter of fiscal year 2006 that was accrued in fiscal year 2005 as described in the Sources and Uses of Cash section above. Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above.

Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletins (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a material effect on the consolidated financial statements of Tektronix.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement, as interpreted, requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Tektronix will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a material effect on the consolidated financial statements of Tektronix. See Note 4 for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” This SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. Management does not expect this statement to have a material effect on the consolidated financial statements of Tektronix.
     In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP FAS 115-1 and FAS 124-1 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. It also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Tektronix has adopted this FSP FAS 115-1 and FAS 124-1 without a material effect on the consolidated financial statements of Tektronix.

Risks and Uncertainties
     Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. See “Forward-Looking Statements” that precedes Part I of this Form 10-Q.
We compete in a cyclical market.
     Our business depends on capital expenditures of customers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been cyclical and has experienced periodic downturns, which have had a material adverse impact on the industries’ demand for equipment and services manufactured and marketed by us. During periods of reduced and declining demand, we may need to rapidly align our cost structure with prevailing market conditions while at the same time motivate and retain key employees. Our net sales and operating results could be adversely affected by the reversal of any current trends or any future downturns or slowdowns in the rate of capital investment in these industries. In addition, the telecommunications industry has been going through a period of consolidation in which several major telecommunications operators have either merged with each other or been acquired. This consolidation activity may affect the overall level of capital expenditures made by these operators of test and measurement equipment, and may also affect the relative competitive position between us and our competitors in this market.
The industries we serve experience rapid changes in technology.
     We sell our products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. Our ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because we sell test, measurement and diagnostic products that enable our customers to develop new technologies, we must accurately anticipate the ever-evolving needs of those customers and deliver appropriate products and technologies at competitive prices to meet customer demands. Our ability to deliver those products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third party providers on a timely basis and at reasonable prices. In addition, we face risks associated with obtaining components necessary to bring our products into compliance with the “Restriction of Hazardous Substances” worldwide regulatory provisions, which include removing lead from current and future product designs. Failure to deliver competitive products in a timely manner and at a reasonable price could have an adverse effect on our results of operations, financial condition or cash flows.
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

We obtain various key components, services and licenses from sole and limited source suppliers.
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
     We are dependent on various third party logistics providers to distribute our products throughout the world. Any disruptions in their ability to ship products to our customers could have a significant adverse effect on our results of operations. In the second quarter of fiscal year 2006, we transitioned to a new logistics services provider for a significant portion of our shipments. Although the transition is largely complete, the transition to a new service provider increases the risk of disrupted shipments in the periods following the transition.
     We rely upon software licensed from third parties. If we are unable to maintain these software licenses on commercially reasonable terms, our business, financial condition, results of operations or cash flow could be harmed.
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
Our network monitoring business and reputation could suffer if we do not prevent security breaches.
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

We face other risk factors.
     Our business could be impacted by macroeconomic factors. The recent volatility in energy prices and rising interest rates could have a negative impact on the economy overall and could adversely affect our results of operations, financial condition or cash flows.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Financial Market Risk
          Tektronix is exposed to financial market risks, including interest rate and foreign currency exchange rate risks.
     Tektronix maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of November 26, 2005 would reduce the market value by $1.3 million, which would be reflected in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets until sold.
     Tektronix is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Tektronix’ policy is to only enter into derivative transactions when Tektronix has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At November 26, 2005, a 10% adverse movement in exchange rates would result in a $1.6 million loss on Euro and Yen forward contracts with a notional amount of $15.0 million.
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
     Tektronix is involved in various other litigation matters, claims and investigations that occur in the normal course of business, including but not limited to patent, commercial, personnel and other matters. While the results of such matters cannot be predicted with certainty, we believe that their final outcome will not have a material adverse impact on Tektronix’ business, results of operations, financial condition or cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Tektronix common stock during the second quarter ended November 26, 2005 were as follows:

				Total Number
				of Shares	Maximum Dollar
		Average		Purchased as	Value of Shares
	Total	Price	Total	Part of Publicly	that May
	Number	Paid Per	Amount	Announced Plans	Yet Be
Fiscal Period	of Shares	Share	Paid	or Programs	Purchased

August 28, 2005 to September 24, 2005	193,300	$25.22	$4,874,342	27,332,279	$295,177,233
September 25, 2005 to October 22, 2005	544,800	24.41	13,297,146	27,877,079	281,880,087
October 23, 2005 to November 26, 2005	1,075,500	23.33	25,092,968	28,952,579	$256,787,119

Total	1,813,600	$23.86	$43,264,456

     The above noted repurchases of Tektronix common stock were made under authorizations totaling $950.0 million approved by the Board of Directors. These authorizations to purchase common stock in the open market or through negotiated transactions comprised $550.0 million in fiscal year 2000 and $400.0 million in fiscal year 2005. The reacquired shares were immediately retired, in accordance with Oregon corporate law.

Item 6. Exhibits.

+(10.1)	Change of Control Agreements. Form of agreement is incorporated by reference to Exhibit 10(viii) of Form 10-K dated August 18, 1993, SEC File No. 1-4837. Current list of covered executive officers is filed herewith.

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.

+	Compensatory Plan or Arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 4, 2006	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE

Colin L. Slade
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Exhibit Description

+ (10.1)	Change of Control Agreements. Form of agreement is incorporated by reference to Exhibit 10(viii) of Form 10-K dated August 18, 1993, SEC File No. 1-4837. Current list of covered executive officers is filed herewith.

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.

+	Compensatory Plan or Arrangement