Form 10-Q
period 2006-02-25
TEKTRONIX INC
filed 2006-04-05
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 25, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12-b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
AT MARCH 25, 2006 THERE WERE 83,640,211 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.

TEKTRONIX, INC. AND SUBSIDIARIES

INDEX

PAGE NO.
FORWARD-LOOKING STATEMENTS	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited) -	2
for the Fiscal quarter ended February 25, 2006
and the Fiscal quarter ended February 26, 2005

for the Three fiscal quarters ended February 25, 2006
and the Three fiscal quarters ended February 26, 2005

Condensed Consolidated Balance Sheets (Unaudited) -	3
at February 25, 2006 and May 28, 2005

Condensed Consolidated Statements of Cash Flows (Unaudited) -	4
for the Three fiscal quarters ended February 25, 2006
and the Three fiscal quarters ended February 26, 2005

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	40

Item 4. Controls and Procedures.	41

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	41

Item 6. Exhibits.	42

SIGNATURES	43
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
     When used in this report, the words “believes”, “expects”, “estimates”, “forecasts”, “may”, “can”, “would”, “could”, “future”, “potential” and similar expressions are intended to identify forward-looking statements.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Net sales	$262,105	$256,332	$750,561	$773,625
Cost of sales	103,003	102,946	303,277	311,397

Gross profit	159,102	153,386	447,284	462,228
Research and development expenses	44,566	43,380	133,844	118,837
Selling, general and administrative expenses	76,347	78,750	218,015	220,136
Acquisition related costs and amortization	1,418	2,590	6,949	38,318
Business realignment costs	3,182	382	7,543	2,665
Loss (gain) on disposition of assets, net	54	754	81	(1,080)

Operating income	33,535	27,530	80,852	83,352
Interest income	3,381	3,798	9,361	13,164
Interest expense	(96)	(113)	(339)	(531)
Other non-operating income (expense), net	(933)	1,422	(3,912)	(1,869)

Earnings before taxes	35,887	32,637	85,962	94,116
Income tax expense	10,949	9,246	26,978	36,838

Net earnings from continuing operations	24,938	23,391	58,984	57,278

Gain from discontinued operations, net of income taxes	1,575	3,430	1,510	3,117

Net earnings	$26,513	$26,821	$60,494	$60,395

Earnings per share:
Continuing operations – basic	$0.30	$0.26	$0.71	$0.66
Continuing operations – diluted	$0.30	$0.26	$0.70	$0.65

Discontinued operations – basic and diluted	$0.02	$0.04	$0.02	$0.04

Net earnings – basic	$0.32	$0.30	$0.73	$0.70
Net earnings – diluted	$0.32	$0.30	$0.72	$0.68

Weighted average shares outstanding:
Basic	82,174	89,307	83,203	86,703
Diluted	83,319	90,690	84,065	88,236

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.16
The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	Feb. 25, 2006	May 28, 2005

ASSETS
Current assets:
Cash and cash equivalents	$177,512	$131,640
Short-term marketable investments	94,543	120,881
Trade accounts receivable, net of allowance for doubtful accounts of $2,949 and $3,406, respectively	167,951	155,332
Inventories	139,138	131,096
Other current assets	69,078	80,177

Total current assets	648,222	619,126

Property, plant and equipment, net	127,530	120,546
Long-term marketable investments	115,699	226,892
Deferred tax assets	52,022	56,560
Goodwill, net	303,055	301,934
Other long-term assets	125,441	135,285

Total assets	$1,371,969	$1,460,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$126,750	$115,058
Accrued compensation	63,444	78,938
Deferred revenue	64,235	57,509

Total current liabilities	254,429	251,505

Long-term liabilities	167,685	223,015

Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 82,870 and 85,144 shares at February 25, 2006 and May 28, 2005, respectively)	508,064	501,886
Retained earnings	605,191	639,720
Accumulated other comprehensive loss	(163,400)	(155,783)

Total shareholders’ equity	949,855	985,823

Total liabilities and shareholders’ equity	$1,371,969	$1,460,343

The accompanying notes are an integral part of these condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three fiscal quarters ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$60,494	$60,395
Adjustments to reconcile net earnings to net cash provided by operating activities:
Write-off of in-process research and development	365	32,237
Amortization of acquisition related intangible assets	18,031	9,840
Gain from discontinued operations	(1,510)	(3,117)
Depreciation and amortization expense	20,849	21,513
Loss (gain) on disposition of assets, net	81	(1,367)
Tax benefit of stock option exercises	3,184	3,881
Deferred income tax expense (benefit)	2,656	(4,422)
Loss (gain) on sale of corporate equity securities	90	(2,101)
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable, net	(12,100)	(6,822)
Inventories	(8,040)	(10,030)
Other current assets	10,706	2,990
Accounts payable and accrued liabilities	11,127	(5,456)
Accrued compensation	(15,507)	(20,051)
Deferred revenue	6,651	9,101
Cash funding of defined benefit plans	(48,339)	(46,516)
Other long-term assets and liabilities, net	(2,227)	10,055

Net cash provided by continuing operating activities	46,511	50,130
Net cash provided by discontinued operating activities	1,510	—

Net cash provided by operating activities	48,021	50,130

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(8,015)	(93,856)
Acquisition of property, plant and equipment	(29,449)	(21,140)
Proceeds from the disposition of property and equipment	1,304	19,750
Proceeds from sale of corporate equity securities	10	3,348
Proceeds from maturities and sales of marketable investments	155,960	239,684
Purchases of short-term and long-term marketable investments	(21,902)	(90,750)

Net cash provided by investing activities	97,908	57,036

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(280)	(318)
Proceeds from employee stock plans	24,294	20,217
Repurchase of common stock	(106,337)	(114,788)
Dividends paid	(14,986)	(14,131)

Net cash used in financing activities	(97,309)	(109,020)
Effect of exchange rate changes on cash	(2,748)	3,975

Net increase in cash and cash equivalents	45,872	2,121
Cash and cash equivalents at beginning of period	131,640	149,011

Cash and cash equivalents at end of period	$177,512	$151,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1. The Company
     Tektronix, Inc. (“Tektronix”) develops, manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including communications, computing, semiconductors, education, government, military/aerospace, research, automotive and consumer electronics. Tektronix enables its customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, pervasive and advanced technologies. Revenue is derived principally through the development, manufacturing, marketing and selling of a broad range of products and related components, support services and accessories. Our instruments business consists of general purpose products, including oscilloscopes, logic analyzers, signal sources, and spectrum analyzers; and video test instruments. Our communications business includes network diagnostic equipment, network management solutions and related support services for both fixed and mobile networks. Tektronix maintains operations in four major geographies: the Americas, including the United States and Other Americas, which includes Mexico, Canada and South America; Europe, which includes Europe, Russia, the Middle East and Africa; the Pacific, which includes China, India, Korea and Singapore; and Japan.
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
3. Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletins (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a material effect on the consolidated financial statements of Tektronix.

     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This pronouncement, as interpreted, requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Tektronix will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a material effect on the consolidated financial statements of Tektronix. See Note 4 for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. Management does not expect this statement to have a material effect on the consolidated financial statements of Tektronix.
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
     Earnings per share was calculated as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Net earnings	$26,513	$26,821	$60,494	$60,395

Weighted average shares used for basic earnings per share	82,174	89,307	83,203	86,703
Incremental dilutive stock options	1,145	1,383	862	1,533

Weighted average shares used for dilutive earnings per share	83,319	90,690	84,065	88,236

Earnings per share:
Net earnings – basic	$0.32	$0.30	$0.73	$0.70
Net earnings – diluted	$0.32	$0.30	$0.72	$0.68

     Options to purchase 5,004,034 and 4,897,218 shares of common stock were outstanding at February 25, 2006 and February 26, 2005, respectively, but were not included in the calculation of diluted net earnings per share because the exercise price of the options exceeded the average market price and their effect would have been antidilutive.
     Tektronix accounts for stock options according to APB No. 25. Under APB No. 25, no compensation expense is recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair values of options granted during the fiscal quarters ended February 25, 2006 and February 26, 2005 were $9.69 and $9.32 per share, respectively. The weighted average estimated fair values of options granted during the first three fiscal quarters ended February 25, 2006 and February 26, 2005 were $9.29 and $9.49 per share, respectively.
     The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Net earnings as reported	$26,513	$26,821	$60,494	$60,395
Stock compensation cost included in net earnings as reported, net of income taxes	883	642	2,050	1,325
Stock compensation cost using the fair value alternative, net of income taxes	(4,594)	(4,389)	(14,263)	(12,266)

Pro forma net earnings	$22,802	$23,074	$48,281	$49,454

Earnings per share:
Basic – as reported	$0.32	$0.30	$0.73	$0.70
Basic – pro forma	0.28	0.26	0.58	0.57

Diluted – as reported	$0.32	$0.30	$0.72	$0.68
Diluted – pro forma	0.27	0.25	0.57	0.56
SFAS No. 123 Assumptions
     The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal quarter ended		Three fiscal quarters ended
	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Expected life in years	5.1	5.1	5.1	5.1
Risk-free interest rate	4.20%	3.67%	4.18%	3.68%
Volatility	31.42%	32.70%	31.55%	32.76%
Dividend yield	0.82%	0.83%	0.85%	0.82%

5. Acquisition of Inet Technologies, Inc.
     During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, are presented below as of February 25, 2006.
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

     The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefits from transaction costs	1,209
Other current assets	6,708
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	219,653
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,944)

Total assets acquired, net of deferred income taxes	$543,639

     The following table presents the details of the intangible assets purchased in the Inet acquisition as of February 25, 2006:

	(In years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net

Developed technology	4.8	$87,004	$(26,202)	$60,802
Customer relationships	4.8	22,597	(6,825)	15,772
Covenants not to compete	4.0	1,200	(425)	775
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(33,452)	$88,501

     Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Cost of sales	$4,623	$4,627	$13,871	$7,707
Acquisition related costs and amortization	1,280	1,287	3,838	2,133

Total	$5,903	$5,914	$17,709	$9,840

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

Three fiscal quarters ended
(In thousands, except per share amounts)	Feb. 26, 2005

Pro forma
Net sales	$810,305
Net earnings	91,137

Earnings per share:
Basic	$1.01
Diluted	0.99
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

6. Discontinued Operations
     Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Loss on sale of VideoTele.com in fiscal year 2003 (less applicable income tax benefit of $0, $3, $1 and $12)	$—	$(7)	$(3)	$(22)

Gain (loss) on sale of optical parametric test business in fiscal year 2003 (less applicable income tax benefit (expense) of ($491), $10, ($379) and $95)	913	(18)	705	(176)

Gain (loss) on sale of Gage in fiscal year 2003 (less applicable income tax benefit (expense) of ($326), $28, ($406) and $103)	608	(53)	756	(193)

Gain on sale of Color Printing and Imaging Division in fiscal year 2000 (less applicable income tax expense of $29, $1,889, $28 and $1,889)	54	3,508	52	3,508

Gain from discontinued operations, net of income taxes	$1,575	$3,430	$1,510	$3,117

7. Business Realignment Costs
     Business realignment costs represent actions to realign Tektronix’ cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels or related to significant acquisitions or divestitures. Business realignment actions taken in recent fiscal years were intended to reduce Tektronix’ worldwide cost structure across all major functions. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. In addition to severance, Tektronix incurred other costs associated with restructuring its organization, which primarily represented cost to exit facilities and other costs associated with aligning the cost structure to appropriate levels.
     Costs incurred during the first three quarters of fiscal year 2006 primarily reflected actions taken in response to softening in orders in some of our product areas that began in the fourth quarter of fiscal year 2005 and continued into the beginning of the first quarter of fiscal year 2006. We also took actions to realize cost synergies within our communications business as a result of the acquisition of Inet.
     Business realignment costs of $3.2 million in the third quarter of fiscal year 2006, incurred primarily in Europe, included severance and related costs of $3.1 million for 43 employees and $0.1 million for contractual obligations. For the first three quarters of fiscal year 2006, business realignment costs of $7.5 million incurred primarily in the United States, Europe and Japan, included severance and related costs of $7.3 million for 107 employees and $0.2 million for contractual obligations. Tektronix expects to realize future annual salary cost savings from actions taken in the first three quarters of fiscal year 2006. At February 25, 2006, the remaining liabilities for employee severance and related benefits were maintained for 48 employees.

     Activity for the above described actions during the first three quarters of fiscal year 2006 was as follows:

		Costs
	Balance	Incurred			Balance
	May 28,	and Other	Cash	Non-cash	Feb. 25,
(In thousands)	2005	Adjustments	Payments	Adjustments	2006

Fiscal Year 2006 Actions:
Employee severance and related benefits	$—	$7,222	$(4,438)	$—	$2,784
Contractual obligations	—	163	(163)	—	—
Accumulated currency translation loss, net	—	(34)	—	34	—

Total	—	7,351	(4,601)	34	2,784

Fiscal Year 2005 Actions:
Employee severance and related benefits	568	—	(536)	—	32
Contractual obligations	103	49	(124)	—	28

Total	671	49	(660)	—	60

Fiscal Year 2004 Actions:
Employee severance and related benefits	681	98	(179)	—	600

Total	681	98	(179)	—	600

Fiscal Year 2003 and 2002 Actions:
Employee severance and related benefits	2	—	—	1	3
Contractual obligations	926	45	(385)	—	586

Total	928	45	(385)	1	589

Total of all actions	$2,280	$7,543	$(5,825)	$35	$4,033

8. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined based on a standard cost method, which approximates actual cost on a first-in, first-out basis. Market is determined based on net realizable value. Tektronix periodically reviews its inventory for obsolete or slow-moving items.
     Inventories consisted of the following:

(In thousands)	Feb. 25, 2006	May 28, 2005

Materials	$6,527	$7,015
Work in process	60,976	63,091
Finished goods	71,635	60,990

Inventories	$139,138	$131,096

9. Other Current Assets
     Other current assets consisted of the following:

(In thousands)	Feb. 25, 2006	May 28, 2005

Current deferred tax asset	$49,330	$49,537
Prepaid expenses	14,083	12,877
Other receivables	3,808	7,401
Income taxes receivable	1,395	9,928
Notes receivable	10	18
Other current assets	452	416

Other current assets	$69,078	$80,177

10. Property, Plant and Equipment, Net
     Property, plant and equipment, net consisted of the following:

(In thousands)	Feb. 25, 2006	May 28, 2005

Land	$1,086	$1,086
Buildings	133,047	129,983
Machinery and equipment	258,968	246,032
Accumulated depreciation and amortization	(265,571)	(256,555)

Property, plant and equipment, net	$127,530	$120,546

11. Goodwill, Net
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with finite useful lives.
     Changes in goodwill during the three fiscal quarters ended February 25, 2006 were as follows (in thousands):

Balance at May 28, 2005	$301,934
Inet purchase price adjustment	(1,230)
Other acquisitions	7,391
Currency translation	(5,040)

Balance at February 25, 2006	$303,055

12. Other Long-Term Assets
     Other long-term assets consisted of the following:

(In thousands)	Feb. 25, 2006	May 28, 2005

Other intangibles, net	$93,282	$107,652
Notes, contracts and leases	17,203	12,377
Corporate equity securities	8,921	8,285
Pension asset	822	868
Other long-term assets	5,213	6,103

Other long-term assets	$125,441	$135,285

13. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following:

(In thousands)	Feb. 25, 2006	May 28, 2005

Trade accounts payable	$40,440	$36,407
Other accounts payable	41,332	35,444

Accounts payable	81,772	71,851

Income taxes payable	26,042	17,348
Contingent liabilities (see Note 16)	8,791	10,539
Warranty reserve (see Note 19)	5,638	6,508
Accrued expenses and other liabilities	4,507	8,812

Accrued liabilities	44,978	43,207

Accounts payable and accrued liabilities	$126,750	$115,058

14. Long-Term Liabilities
     Long-term liabilities consisted of the following:

(In thousands)	Feb. 25, 2006	May 28, 2005

Pension liability	$126,706	$174,841
Deferred compensation	14,526	15,708
Postretirement benefits	12,235	12,828
Other long-term liabilities	14,218	19,638

Long-term liabilities	$167,685	$223,015

     In the first, second and third quarters of fiscal year 2006, we made voluntary contributions of $33.4 million, $5.0 million and $5.0 million, respectively, to the U.S. Cash Balance pension plan. In addition, we made a $4.9 million contribution to the defined benefit plan in the United Kingdom during the third quarter of fiscal year 2006. Depending on the future market performance of the pension plan assets, Tektronix may make additional cash contributions to these plans.

15. Pension and Other Postretirement Benefits
     Components of net periodic benefit cost for defined benefit pension plans and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal quarter ended		Fiscal quarter ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Service cost	$1,848	$1,589	$24	$21
Interest cost	9,558	9,709	214	226
Expected return on plan assets	(12,673)	(12,619)	—	—
Amortization of transition asset	26	31	—	—
Amortization of prior service cost	(567)	(556)	—	—
Amortization of unrecognized actuarial net loss	5,425	3,343	—	—

Net periodic benefit cost	$3,617	$1,497	$238	$247

	Pension Benefits		Other Postretirement Benefits
	Three fiscal quarters ended		Three fiscal quarters ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Service cost	$5,549	$4,700	$72	$63
Interest cost	28,805	28,908	642	678
Expected return on plan assets	(38,123)	(37,724)	—	—
Amortization of transition asset	82	88	—	—
Amortization of prior service cost	(1,701)	(1,670)	—	—
Amortization of unrecognized actuarial net loss	16,319	10,013	—	—

Net periodic benefit cost	$10,931	$4,315	$714	$741

16. Contingencies
     As of February 25, 2006, Tektronix had $8.8 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printer and Imaging division (“CPID”) in fiscal year 2000, $2.0 million for environmental exposures and $1.8 million for other contingent liabilities. It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to Tektronix’ consolidated financial statements.
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
     As of February 25, 2006 and May 28, 2005, the balance of the contingencies related to the CPID disposition was $5.0 million. This contingency may take several years to resolve. The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained. Tektronix continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur. Tektronix, however, does not expect such changes to be material to the financial statements.
Environmental and Other
     The $2.0 million for environmental exposures is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus.

Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management currently estimates that the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range. These costs are estimated to be incurred over the next several years. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from the recorded liability. In addition, a risk investigation and feasibility study for remediation of the site are expected to be completed over the next few months, and could have a material impact on management’s estimate.
     The remaining $1.8 million includes amounts related to intellectual property, employment issues and regulatory matters. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.
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
17. Shareholders’ Equity
     Activity in shareholders’ equity for the first three quarters of fiscal year 2006 was as follows:

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(In thousands)	Shares	Amount	Earnings	Loss	Total

Balance at May 28, 2005	85,144	$501,886	$639,720	$(155,783)	$985,823
Net earnings	—	—	60,494	—	60,494
Additional minimum pension liability, net of income taxes	—	—	—	783	783
Foreign currency translation adjustment	—	—	—	(8,111)	(8,111)
Unrealized holding loss on available-for-sale securities, net of income taxes	—	—	—	(289)	(289)
Dividends paid	—	—	(14,986)	—	(14,986)
Shares issued to employees, net of forfeitures	2,021	24,294	—	—	24,294
Shares issued for acquisition	87	2,075	—	—	2,075
Tax benefit of stock option exercises	—	3,184	—	—	3,184
Amortization of unearned stock-based compensation	—	2,925	—	—	2,925
Shares repurchased in open market	(4,382)	(26,300)	(80,037)	—	(106,337)

Balance at February 25, 2006	82,870	$508,064	$605,191	$(163,400)	$949,855

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
     During the first three quarters of fiscal year 2006, 4.4 million shares were repurchased for $106.3 million. As of February 25, 2006, a total of 29.3 million shares have been repurchased at an average price of $23.98 per share totaling $703.6 million under this authorization. The reacquired shares were immediately retired as required under Oregon corporate law.

     On March 16, 2006, Tektronix declared a quarterly cash dividend of $0.06 per share. The dividend is payable on April 24, 2006 to shareholders of record at the close of business on April 7, 2006.
     Comprehensive income and its components, net of income taxes, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Net earnings	$26,513	$26,821	$60,494	$60,395
Other comprehensive income (loss):
Net change in additional minimum pension liability, net of income taxes of ($99), ($124), $374 and ($302), respectively	(215)	(282)	783	(687)
Foreign currency translation adjustment	2,620	(364)	(8,111)	11,558
Unrealized holding gain (loss) on available-for-sale securities, net of income taxes of $258, ($2,267), ($198) and ($838), respectively	440	(3,547)	(289)	(1,311)

Total comprehensive income	$29,358	$22,628	$52,877	$69,955

     Accumulated other comprehensive loss consisted of the following:

			Unrealized
	Additional		Holding Gain	Accumulated
	Minimum	Foreign	(Loss), Net on	Other
	Pension	Currency	Available-for-	Comprehensive
(In thousands)	Liability	Translation	Sales securities	Loss

Balance as of May 28, 2005	$(198,437)	$42,127	$527	$(155,783)
First quarter activity	179	(1,677)	(339)	(1,837)
Second quarter activity	819	(9,054)	(390)	(8,625)
Third quarter activity	(215)	2,620	440	2,845

Balance as of February 25, 2006	$(197,654)	$34,016	$238	$(163,400)

18. Business Segments
     Tektronix’ revenue is derived principally through the development, manufacturing, marketing and selling of a range of test, measurement and monitoring products in several operating segments that have similar economic characteristics as well as similar customers, production processes and distribution methods. It is impractical to report net sales by product group. Accordingly, Tektronix reports as a single segment. Inter-segment sales were not material.

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Consolidated net sales to external customers by region:

The Americas:
United States	$92,599	$86,170	$269,081	$296,139
Other Americas	7,542	6,560	18,255	22,230
Europe	77,287	72,298	208,616	176,312
Pacific	50,026	51,122	141,089	151,974
Japan	34,651	40,182	113,520	126,970

Net sales	$262,105	$256,332	$750,561	$773,625

19. Product Warranty Accrual
     Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.
     Changes in the product warranty accrual were as follows:

	Three fiscal quarters ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005

Balance at beginning of period	$6,508	$8,959
Payments made	(7,405)	(7,498)
Provision for warranty expense	6,535	6,243

Balance at end of period	$5,638	$7,704

20. Supplemental Cash Flow Information

	Three fiscal quarters ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005

Supplemental disclosure of cash flows:
Income taxes paid, net	$5,676	$19,164
Interest paid	179	86

Non-cash transactions from acquisition of Inet:
Common stock issued	$—	$247,543
Stock options assumed	—	9,658
Restricted share rights assumed	—	321
Unearned stock-based compensation	—	(3,403)
Liabilities assumed	—	32,683
Non-cash assets acquired, net of deferred income taxes	—	(380,658)

Net cash paid	$—	$(93,856)

Non-cash transactions from other acquisitions:
Common stock issued	$2,075	$—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
     Tektronix develops, manufactures, markets and services test, measurement and monitoring solutions to a wide variety of customers in many industries, including communications, computing, semiconductors, education, government, military/aerospace, research, automotive and consumer electronics. Unless otherwise indicated by the context, the terms “Tektronix”, “we”, “us” or “our” refer to Tektronix as the parent company and its subsidiaries.
     We enable our customers to design, manufacture, deploy, monitor and service next-generation global communications networks, computing, pervasive and advanced technologies. Revenue is derived principally through the development, manufacturing, marketing and selling of a broad range of products and related components, support services and accessories. Our instruments business consists of general purpose products, including oscilloscopes, logic analyzers, signal sources, and spectrum analyzers; and video test Instruments. Our communications business includes network diagnostic equipment, network management solutions and related support services for both fixed and mobile networks. We maintain operations in four major geographies: the Americas, including the United States and Other Americas, which includes Mexico, Canada and South America; Europe, which includes Europe, Russia, the Middle East and Africa; the Pacific, which includes China, India, Korea, and Singapore; and Japan.
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
     The markets that we serve are very diverse and include a cross-section of the technology industries. Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector. During the latter part of fiscal year 2003, we began to experience the stabilization of certain markets that had been depressed as a result of the general downturn in the technology sector. Fiscal year 2004 saw a more broad-based recovery. During fiscal year 2005, growth rates moderated as compared with the prior fiscal year. In the fourth quarter of fiscal year 2005 and into the first quarter of fiscal year 2006 orders softened in a number of our product areas and in most regions. Toward the end of the first quarter of fiscal year 2006, our markets began to strengthen and that continued into the second and third quarters.
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
     A component of our strategy includes focusing investments in certain product categories to expand our existing market positions. Expansion in these product categories may come through internal growth or from acquisitions.
     On September 30, 2004, Tektronix acquired Inet Technologies, Inc. (“Inet”), a company that engaged primarily in network monitoring. The acquisition of Inet has further expanded our communications network management and diagnostic product offerings. The acquisition of Inet is described below in this Management’s Discussion and Analysis.
     On June 13, 2005, Tektronix acquired TDA Systems, a small supplier of time domain software tools for high speed serial data customers. The purchase price was approximately $4.6 million, including $2.1 million in shares of Tektronix common stock and $2.0 million in contingent cash consideration held in escrow to be paid over a two year period.
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
Acquisition of Inet Technologies, Inc.
     During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address current and next generation mobile and fixed networks, including mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies. Inet’s Unified Assurance Solutions enable network operators to simultaneously manage their voice and data services at the network, service, and customer layers by capturing, correlating, and analyzing network-wide traffic in real time. Inet’s diagnostic products assist equipment manufacturers and network operators to quickly and cost effectively design, deploy, and maintain current and next generation networks and network elements. Through this acquisition Tektronix significantly enhanced its position in the overall network management and diagnostic market and expects to accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS) and VoIP.
     Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, are presented below as of February 25, 2006.
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

     The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefit from transaction costs	1,209
Other current assets	6,708
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	219,653
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,944)

Total assets acquired, net of deferred income taxes	$543,639

     The following table presents the details of the intangible assets purchased in the Inet acquisition as of February 25, 2006:

	(In years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net

Developed technology	4.8	$87,004	$(26,202)	$60,802
Customer relationships	4.8	22,597	(6,825)	15,772
Covenants not to compete	4.0	1,200	(425)	775
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(33,452)	$88,501

     Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005	Feb. 25, 2006	Feb. 26, 2005

Cost of sales	$4,623	$4,627	$13,871	$7,707
Acquisition related costs and amortization	1,280	1,287	3,838	2,133

Total	$5,903	$5,914	$17,709	$9,840

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

Three fiscal quarters ended
(In thousands, except per share amounts)	Feb. 26, 2005

Pro forma
Net sales	$810,305
Net earnings	91,137

Earnings per share:
Basic	$1.01
Diluted	0.99
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
Business Realignment Costs
     Business realignment costs represent actions to realign our cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels or related to significant acquisitions or divestitures. Business realignment actions taken in recent fiscal years were intended to reduce our worldwide cost structure across all major functions. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. In addition to severance, we incurred other costs associated with restructuring our organization, which primarily represented costs to exit facilities and other costs associated with aligning the cost structure to appropriate levels. Restructuring actions can take significant time to execute, particularly if they are being conducted in countries outside the United States. We believe the restructuring actions implemented in recent fiscal years have resulted in the cost savings anticipated for those actions.
     Business realignment costs incurred during the first three quarters of fiscal year 2006 primarily reflected actions taken in response to softening in orders in some of our product areas at the end of fiscal year 2005 and the beginning of the first quarter of fiscal year 2006. We also took actions to realize cost synergies within our communications business as a result of the acquisition of Inet.
     Business realignment costs of $3.2 million in the third quarter of fiscal year 2006 included severance and related costs of $3.1 million for 43 employees and $0.1 million for contractual obligations. For the first three quarters of fiscal year 2006, business realignment costs of $7.5 million included severance and related costs of $7.3 million for 107 employees and $0.2 million for contractual obligations. We expect to realize future annual salary cost savings from actions taken in the first three quarters of fiscal year 2006. At February 25, 2006, liabilities remained for employee severance and related benefits for 48 employees.

     Activity for the above described actions during the first three quarters of fiscal year 2006 was as follows:

		Costs
	Balance	Incurred			Balance
	May 28,	and Other	Cash	Non-cash	Feb. 25,
(In thousands)	2005	Adjustments	Payments	Adjustments	2006

Fiscal Year 2006 Actions:
Employee severance and related benefits	$—	$7,222	$(4,438)	$—	$2,784
Contractual obligations	—	163	(163)	—	—
Accumulated currency translation loss, net	—	(34)	—	34	—

Total	—	7,351	(4,601)	34	2,784

Fiscal Year 2005 Actions:
Employee severance and related benefits	568	—	(536)	—	32
Contractual obligations	103	49	(124)	—	28

Total	671	49	(660)	—	60

Fiscal Year 2004 Actions:
Employee severance and related benefits	681	98	(179)	—	600

Total	681	98	(179)	—	600

Fiscal Year 2003 and 2002 Actions:
Employee severance and related benefits	2	—	—	1	3
Contractual obligations	926	45	(385)	—	586

Total	928	45	(385)	1	589

Total of all actions	$2,280	$7,543	$(5,825)	$35	$4,033

Critical Accounting Estimates
     We have identified the “critical accounting estimates” that are most important to our portrayal of the financial condition and operating results and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include revenue recognition, contingencies, goodwill and intangible assets valuation, pension plan assumptions and the assessment of the valuation of deferred income taxes and income tax contingencies.
Revenue Recognition
     We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. These criteria are met for the majority of our product sales at the time the product is shipped. Upon shipment, we also provide for estimated costs that may be incurred for product warranties and for sales returns. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.

     Contracts for our network management solution products often involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence (“VSOE”). VSOE for each element of the contract is based on the price for which we sell the element on a stand-alone basis. In addition to hardware and software products, elements of the contracts include product support services such as the correction of software problems, hardware replacement, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service periods. Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE. If we determine that we do not have VSOE on an undelivered element of an arrangement, we will not recognize revenue until all elements of the arrangement that do not have VSOE are delivered. This occurrence could materially impact our financial results because of the significant dollar amount of many of our contracts and the significant portion of total revenues that a single contract may represent in any particular period.
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
     As of February 25, 2006, $8.8 million of contingencies were recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printing and Imaging Division (“CPID”), $2.0 million for environmental exposures and $1.8 million for other contingent liabilities.
     As of February 25, 2006 and May 28, 2005, the balance of the contingencies related to the CPID disposition was $5.0 million. This contingency may take several years to resolve. We continue to monitor the status of the CPID related contingencies based on information received.
     Included in contingent liabilities was $2.0 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus. The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. We currently estimate that the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. We believe that the recorded liability represents the low end of a reasonable range of estimated liability associated with these environmental issues. These costs are expected to be incurred over the next several years. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability. In addition, a risk investigation and feasibility study for remediation of the site are expected to be completed over the next few months, and could have a material impact on our estimate.
     The remaining $1.8 million of contingency accruals included amounts primarily related to intellectual property, employment issues and regulatory matters. If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from the above described estimates of contingencies.

Goodwill and Intangible Assets
     Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we do not amortize goodwill and intangible assets with indefinite useful lives, but we amortize other acquisition-related intangibles with finite useful lives. As of February 25, 2006, the balance of goodwill, net was $303.1 million, which is recorded on the Condensed Consolidated Balance Sheets.
     We perform an annual goodwill impairment analysis in the second quarter of each fiscal year. The impairment analysis is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that we use to manage the underlying businesses. However, if we fail to deliver new products for these reporting units, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and we may incur charges for impairment of goodwill.
     As of February 25, 2006, we had $93.3 million of non-goodwill intangible assets recorded in Other long-term assets on the Condensed Consolidated Balance Sheets, which included intangible assets primarily from the acquisition of Inet, acquired patent intangibles and licenses for certain technology.
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
     We do not amortize intangible assets with indefinite useful lives. However, we reevaluate this decision each reporting period. If we subsequently determine that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. We review nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeded the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.6 million as of February 25, 2006 resulted primarily from the Inet acquisition during the second quarter of fiscal year 2005. Accordingly, the nonamortizable intangible assets were recorded at their fair values and no events or circumstances have arisen that would indicate that the intangible assets may be impaired. We performed our annual impairment test of nonamortizable intangible assets with our annual goodwill impairment test in the second quarter of this fiscal year, and identified no impairment.

Pension Plans
     Tektronix offers defined benefit pension plan benefits to employees in certain countries. The Cash Balance pension plan in the United States is our largest defined benefit pension plan. Employees hired after July 31, 2004 do not participate in the U.S. Cash Balance pension plan. We maintain less significant defined benefit plans in other countries including the United Kingdom, Germany, Japan, Netherlands and Taiwan.
     Pension plans are a significant cost of doing business and the related obligations are expected to be settled far in the future. Accounting for defined benefit pension plans results in the current recognition of liabilities and net periodic benefit cost over employees’ expected service periods based on the terms of the plans and the impact of our investment and funding decisions. The measurement of pension obligations and recognition of liabilities and costs require significant assumptions. Two critical assumptions, the discount rate and the expected long-term rate of return on the assets of the plan, have had a significant impact on our financial condition and results of operations.
     Discount rate assumptions are used to measure pension obligations for the recognition of a net pension liability on the balance sheet and the service cost and interest cost components of net periodic benefit cost. We estimate discount rates to reflect the rates at which the pension benefits could be effectively settled. In making those estimates, we evaluate rates of return on high-quality fixed-income investments currently available and expected to be available during the settlement of future pension benefits. The weighted average of discount rates used in determining our pension obligation as of May 28, 2005, our most recent fiscal year end, was 5.3% as compared with the 6.1% weighted average of discount rates used as of May 29, 2004. The reduction in the discount rate created an unrecognized actuarial net loss that contributed to most of the increase in the cumulative additional minimum pension charge described below. A discount rate of 5.5% was used to determine the projected benefit obligation for the U.S. Cash Balance pension plan, which is our largest obligation. A decrease of 25 basis points in the discount rate as of May 28, 2005 would increase the projected benefit obligation for the U.S. Cash Balance pension plan by $11.0 million and the impact on pension expense would not be significant because the reduction in interest cost could be partially offset by an increase in the amortization of unrecognized actuarial net loss.
     The long-term rate of return on plan assets assumption is applied to the market-related value of plan assets to estimate income from return on plan assets. This income from return on plan assets offsets the various cost components of net periodic benefit cost. The various cost components of net periodic benefit cost primarily include interest cost on accumulated benefits, service cost for benefits earned during the period, and amortization of unrecognized actuarial gains and losses. See Note 15 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements for additional information on the various cost components of net periodic benefit cost. The amount of net pension expense recognized has increased from prior periods due primarily to our beginning to amortize previously unrecognized actuarial losses resulting from the decline in the fair value of plan assets and decreases in discount rate, decline in the return on plan assets assumption, and reduction in the market-related value of plan assets. Cumulative income recognized from the long-term rate of return on plan assets assumption has differed materially from the actual returns on plan assets. This has resulted in a net unrecognized actuarial loss on plan assets that contributed a significant portion of the additional minimum pension liability described below. To the extent this unrecognized actuarial loss is not offset by future unrecognized actuarial gains, there will continue to be a negative impact to net earnings as this amount is amortized as a cost component of net periodic benefit cost.
     Our estimated weighted average long-term rate of return on plan assets for all plans for fiscal year 2006 is approximately 8.3%. A one percentage point change in the estimated long-term rate of return on plan assets would result in a change in operating income of $5.9 million for fiscal year 2006.
     We measure pension obligations, fair value of plan assets, and the impact of significant assumptions at the end of each fiscal year. At May 28, 2005, the accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans, resulting in an unfunded accumulated benefit obligation for those plans. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we recognized an additional minimum pension liability due to the unfunded accumulated benefit obligation. Recognition of an additional minimum liability was required since an unfunded accumulated benefit obligation exists and an asset has been recognized as prepaid pension cost. Since the additional minimum liability exceeded unrecognized prior service cost, the excess (which would represent a net loss not yet recognized as net periodic benefit cost) has been reported as a component of Accumulated other comprehensive loss, net of applicable income tax benefit.
     As of May 28, 2005, the cumulative additional minimum pension charge included in Accumulated other comprehensive loss was $198.4 million, net of income tax benefit of $123.7 million. During fiscal year 2005, the cumulative additional minimum pension charge increased by $24.7 million, net of income tax benefit of $15.7 million, largely due to the change in the discount rate described above. The implication of the additional minimum pension liability is that it increases the unrecognized actuarial net loss which when amortized will increase future net periodic benefit costs. In addition we may find it necessary to fund additional pension assets to offset the increased liability, which would increase the market related value of plan assets upon which we recognize a return but would reduce operating cash and future interest earnings on that cash. In the first, second and third quarters of fiscal year 2006, we made voluntary contributions of $33.4 million, $5.0 million and $5.0 million, respectively, to the U.S. Cash Balance pension plan. In addition, we made a $4.9 million contribution to the defined benefit plan in the United Kingdom during the third quarter of fiscal year 2006. Depending on the future market performance of the pension plan assets, we may make additional cash contributions to these plans.
     We continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and make adjustments to the assumptions as appropriate. Net periodic benefit cost was $3.6 million and $10.9 million in the third quarter and first three quarters of fiscal year 2006, respectively, which included the effect of the recognition of service cost, interest cost, the assumed return on plan assets and amortization of a portion of the unrecognized actuarial loss noted above. Net periodic benefit cost was allocated to Cost of sales, Research and development and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
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
     Each reporting period, judgment is applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. At May 28, 2005, we had a valuation allowance against our foreign tax credit carryforwards. In the second quarter of fiscal year 2006, we determined that it was more likely than not that the remaining foreign tax credit carryforwards would be fully utilized during the year due to the financial results in various geographies and identified tax planning strategies. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

RESULTS OF OPERATIONS

	Fiscal quarter ended			Three fiscal quarters ended
	Feb. 25,	Feb. 26,	%	Feb. 25,	Feb. 26,	%
(In thousands, except per share amounts)	2006	2005	Change	2006	2005	Change

Product orders	$287,373	$252,037	14%	$758,572	$691,943	10%

Net sales	262,105	256,332	2%	750,561	773,625	(3)%
Cost of sales	103,003	102,946	0%	303,277	311,397	(3)%

Gross profit	159,102	153,386	4%	447,284	462,228	(3)%

Gross margin	60.7%	59.8%		59.6%	59.7%

Research and development expenses	44,566	43,380	3%	133,844	118,837	13%
Selling, general and administrative expenses	76,347	78,750	(3)%	218,015	220,136	(1)%
Acquisition related costs and amortization	1,418	2,590	(45)%	6,949	38,318	(82)%
Business realignment costs	3,182	382	>100%	7,543	2,665	>100%
Loss (gain) on disposition of assets, net	54	754	(93)%	81	(1,080)	*

Operating income	33,535	27,530	22%	80,852	83,352	(3)%
Interest income	3,381	3,798	(11)%	9,361	13,164	(29)%
Interest expense	(96)	(113)	(15)%	(339)	(531)	(36)%
Other non-operating income (expense), net	(933)	1,422	*	(3,912)	(1,869)	>100%

Earnings before taxes	35,887	32,637	10%	85,962	94,116	(9)%
Income tax expense	10,949	9,246	18%	26,978	36,838	(27)%

Net earnings from continuing operations	24,938	23,391	7%	58,984	57,278	3%

Gain from discontinued operations, net of income taxes	1,575	3,430	(54)%	1,510	3,117	(52)%

Net earnings	$26,513	$26,821	(1)%	$60,494	$60,395	0%

Earnings per share:
Continuing operations – basic	$0.30	$0.26	15%	$0.71	$0.66	8%
Continuing operations – diluted	$0.30	$0.26	15%	$0.70	$0.65	8%

Discontinued operations – basic and diluted	$0.02	$0.04	(50)%	$0.02	$0.04	(50)%

Net earnings – basic	$0.32	$0.30	7%	$0.73	$0.70	4%
Net earnings – diluted	$0.32	$0.30	7%	$0.72	$0.68	6%

*	not meaningful

Third Quarter and First Three Quarters of Fiscal Year 2006 Compared to the Third Quarter and First Three Quarters of Fiscal Year 2005
Executive Summary
     In the third quarter of fiscal year 2006, orders increased 14% overall compared with the same period last fiscal year, driven by 8% growth in our instruments business and 30% growth in our communications business. The growth in orders was attributed to a modestly improving market, strength in orders for new products, and some individually significant orders in our communications business. Sales increased $5.8 million or 2%. The year-over-year growth in third quarter sales was less than the growth in orders due to the nature of the large communication orders and timing of new products, resulting in an increase in backlog. Earnings from continuing operations increased by $1.5 million in the third quarter of fiscal year 2006 compared to the same quarter last year driven by the increase in sales, an improvement in gross margin, and a slight reduction in operating expenses, partially offset by higher non-operating expense and higher income tax expense.
     The exchange rate for the U.S. Dollar against major currencies resulted in 5 point and 4 point impacts on the year-over-year orders and sales growth rates, respectively, for the third quarter of fiscal year 2006. Orders growth excluding the exchange rate would have been 19%. Year-over-year sales growth in the third quarter of fiscal year 2006 would have been 6%. Because the dollar has strengthened against major currencies, especially the Euro and the Japanese Yen over the last nine months, the exchange rate impact on orders and sales growth for the third quarter of fiscal year 2006 was much higher than for the first two quarters of the fiscal year. The direction of currency fluctuations in the future, and the resulting impact on orders and sales, cannot be predicted.
     On June 1, 2004, we discontinued our distribution agreement with Rohde and Schwarz (“R&S”), under which Tektronix had served as the exclusive distributor for R&S’ communication test products in the United States and Canada since 1993. Substantially all product backlog related to R&S products was shipped and recognized as revenue during the first quarter of fiscal year 2005. Accordingly, we have not derived significant revenue from the shipment of R&S products since the first quarter of fiscal year 2005.
     We completed the acquisition of Inet Technologies, Inc. on September 30, 2004 which was during our fiscal year 2005 second quarter. Accordingly, the results of operations for the first three quarters in fiscal year 2005 and 2006 included five months and nine months of activity from this business, respectively.
     In our description of the results of operations that follows, we quantify the impacts of the discontinuation of the R&S distribution agreement and the Inet acquisition where meaningful.
Product Orders
     The following table presents the product orders from instruments business and communications business:

	Fiscal quarter ended			Three fiscal quarters ended
	Feb. 25,	Feb. 26,	%	Feb. 25,	Feb. 26,	%
(In thousands)	2006	2005	Change	2006	2005	Change

Product orders:

Instruments business	$193,390	$179,482	8%	$543,040	$547,121	(1)%
Communications business	93,983	72,555	30%	215,532	144,822	49%

Total product orders	$287,373	$252,037	14%	$758,572	$691,943	10%

     During the third quarter of fiscal year 2006, orders increased by $35.3 million or 14% from the same quarter last fiscal year. Our instruments business product orders increased 8% and communications business orders increased 30% compared with the same quarter last fiscal year. Prior to fiscal year 2006, communications business orders excluded service and maintenance renewal orders. Beginning in the first quarter of fiscal year 2006, we included service renewal orders for our network management products in our reported orders. Accordingly, prior fiscal year comparative periods have been adjusted to reflect orders under this same definition. Orders for each business are discussed separately below.
Instruments Business
     Orders for instruments business products consist of cancelable customer commitments to purchase currently produced products with delivery scheduled generally within six months of being recorded. Instruments business orders exclude service and repair orders placed separately from the product orders. Instruments business product orders increased $13.9 million or 8% in the third quarter of the current fiscal year compared with the same quarter last fiscal year. The growth was driven by a modest strengthening of our broader markets and by orders for recently introduced products. For the first three quarters of this fiscal year, instruments business product orders declined 1% as compared to the same period last year. The orders decline reflected the impact of the market softening that began in the fourth quarter of last fiscal year and continued into the first quarter of the current fiscal year. In addition, there may have been a competitive impact on some product areas during this fiscal year. In the third quarter of fiscal year 2006, we believe we strengthened our competitive position with the introduction of new products.
Communications Business
     Orders for communications business products consist of cancelable customer commitments to purchase network management and diagnostic solutions with delivery scheduled generally within six months after being recorded. Large network management orders typically involve multiple deliverables which may be delivered over a period longer than six months.
     Prior to fiscal year 2006, communications business orders excluded service and maintenance renewal orders. Beginning in the first quarter of fiscal year 2006, we included service renewal orders for our network management products in our reported orders. Accordingly, prior fiscal year comparative periods have been adjusted to reflect orders under this same definition. The majority of our network management service renewals have contract periods of one year. Revenue for these orders is recognized ratably over the contract period. Any unrecognized portion of these orders is included as a component of order backlog. The unrecognized portion of service contracts that have been billed is included in Deferred revenue on the Condensed Consolidated Balance Sheets.
     During the third quarter of fiscal year 2006, communications business orders increased by $21.4 million or 30% compared to the same quarter last year. This growth was driven primarily by some individually significant orders in our network management business related to continued investment by telecom operators in next-generation mobile and fixed-line networks. The network management business is one in which very large orders can cause fluctuations in total communications business orders that will be reflected in year-over-year and sequential quarter comparisons. For the first three quarters of fiscal year 2006, communications business orders grew by 49% over the same period last fiscal year. This increase was driven by the acquisition of Inet Technologies in the second quarter of last fiscal year. Fiscal year 2006 reflects nine months of Inet orders compared to only five months in the prior fiscal year. Orders in the remaining portion of the communications business declined by 4% for the first three quarters of fiscal year 2006 compared with the same period last fiscal year primarily due to some softness in the mobile diagnostics segment of the market. For the third quarter of fiscal year 2006 orders increased sequentially by 19% compared to the second quarter of this fiscal year in the non-Inet part of the communications business.
     The following table presents total product orders by geography:

	Fiscal quarter ended			Three fiscal quarters ended
	Feb. 25,	Feb. 26,	%	Feb. 25,	Feb. 26,	%
(In thousands)	2006	2005	Change	2006	2005	Change

Product orders by region:

United States	$89,116	$78,669	13%	$250,655	$228,324	10%
International	198,257	173,368	14%	507,917	463,619	10%

Total product orders	$287,373	$252,037	14%	$758,572	$691,943	10%

     For the third quarter of fiscal year 2006, United States orders increased by 13% compared to the same quarter last fiscal year. Growth internationally was 14% for the same period. Excluding Inet, United States orders grew 8% and international orders grew 5%. Third quarter year-over-year growth was strongest in Europe, where we saw increases in both the instruments and communications businesses. However, all regions showed year-over-year orders growth in the third quarter due to the improving market and the strength in orders for newly introduced products. The lowest third quarter growth was in Japan where we had the most significant unfavorable exchange rate impact.
     For the first three quarters of fiscal year 2006, orders grew in the United States and internationally, largely due to the acquisition of Inet. Excluding the impact of Inet, orders for the first three quarters of fiscal year 2006 are flat compared to the same period last fiscal year. The flat orders are largely attributed to the impact of market softening that began in the fourth quarter of fiscal year 2005 and continued into the first quarter of the current fiscal year, and there may have been a competitive impact in some product areas during this fiscal year. In addition, the strengthening of the U.S. Dollar against major foreign currencies, especially the Euro and the Japanese Yen, tempered the growth in the third quarter of fiscal year 2006.
Net Sales
     Changes in net sales are impacted by changes in product orders and changes in product backlog levels, as well as currency fluctuations and other adjustments that impact the timing of revenue recognition, especially revenue associated with our network management products. For more information on revenue recognition, refer to the discussion in Critical Accounting Estimates. In addition to product sales, net sales also include service revenues and sales from Maxtek, our wholly-owned components manufacturing subsidiary that produces components for third-party customers as well as Tektronix.
     In the third quarter of the current fiscal year, net sales increased $5.8 million as compared with the same quarter in the prior fiscal year. The sales growth was lower than orders growth due to a greater backlog increase in the third quarter of the current fiscal year relative to the third quarter of the prior fiscal year. The backlog increase in the third quarter of the current fiscal year is primarily attributed to the large network management orders and orders for new products.
     In the first three quarters of the current fiscal year, sales declined by $23.1 million due to a significant backlog reduction in the prior fiscal year as compared with a backlog increase in the current fiscal year. The significant backlog reduction in the prior fiscal year was due in part to the final shipment of all remaining R&S backlog. The backlog increase in the current fiscal year was driven primarily by the significant backlog increase in the third quarter mentioned above.
Gross Profit and Gross Margin
     Gross profit for the third quarter of fiscal year 2006 was $159.1 million, an increase of $5.7 million, from gross profit of $153.4 million for the same quarter last fiscal year. For the first three quarters of fiscal year 2006, gross profit was $447.3 million, a decrease of $14.9 million, from gross profit of $462.2 million for the same period last fiscal year. The changes in gross profit for the third quarter and first three quarters of fiscal year 2006 were primarily attributable to the changes in sales volume described above.
     Gross margin is the measure of gross profit as a percentage of net sales. Gross margin is affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments and other costs such as warranty repair and sustaining engineering. Gross margin for the third quarter of fiscal year 2006 and the third quarter of last fiscal year was 60.7% and 59.8%, respectively. Gross margin for the first three quarters of fiscal year 2006 was 59.6% versus gross margin of 59.7% in the same period last fiscal year.
     Gross margin in the third quarter of fiscal year 2006 increased relative to the same quarter in the prior fiscal year. Higher sales volume and the impact of higher software content were partially offset by a negative currency impact.
     Gross margin was flat in the first three quarters of fiscal year 2006 compared to the same period in fiscal year 2005 in spite of some negative impacts. Gross margin in the first three quarters of fiscal year 2006 was negatively impacted by the $23.1 million reduction in sales, a negative currency impact, and by an additional $6.4 million in non-cash amortization of acquired technology intangibles compared with the first three quarters of last fiscal year. The negative impacts were offset by better product mix, with higher-margin Inet sales replacing lower-margin R&S sales, and by reductions in manufacturing expense.
Operating Expenses
     Operating expenses include research and development expenses, selling, general and administrative expenses, acquisition related costs and amortization, business realignment costs and loss (gain) on disposition of assets, net. Each of these categories of operating expenses is discussed further below. It should be noted that although a portion of operating expenses is variable and will fluctuate with operating levels, many costs are fixed in nature and are subject to increase due to inflation and annual labor cost increases. Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat or declining. Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure.
     Changes in operating expenses on a year-over-year basis are impacted by the addition of Inet expenses beginning in the second quarter of fiscal year 2005. For the first three quarters, fiscal year 2006 included nine months of Inet expenses while fiscal year 2005 included only five months of Inet expenses.
     Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools. Such costs include labor and employee benefits, contract services, materials, equipment and facilities. R&D expenses increased $1.2 million, or 3%, during the third quarter of fiscal year 2006 as compared with the same quarter last fiscal year, and increased by $15.0 million, or 13% during the first three quarters of fiscal year 2006 as compared with the same period last fiscal year. Excluding Inet, R&D expenses were down slightly for the first three quarters of the current fiscal year as compared with the same period in the prior fiscal year.
     The increase of $1.2 million in the third quarter of fiscal year 2006 compared to the prior year third quarter was due to spending related to new product development, partially offset by cost management and productivity improvement.
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
     Selling, general and administrative (“SG&A”) expenses decreased $2.4 million, or 3% in the current quarter as compared with the same quarter last fiscal year, due to ongoing efforts to manage spending and improve productivity. SG&A expenses decreased by $2.1 million during the first three quarters of fiscal year 2006 as compared with the same period last fiscal year. Excluding the impact of Inet, SG&A expenses declined $12.6 million in the first three quarters of fiscal year 2006 compared with the same period last year. The decrease of $12.6 million was attributable primarily to lower litigation expense and reduced discretionary spending.
     Acquisition related costs and amortization are incurred as a direct result of the integration of acquisitions. The acquisition related costs of $1.4 million for the third quarter of fiscal year 2006 primarily related to the acquisition of Inet in the prior fiscal year. These costs included $1.3 million for amortization of intangible assets. In the third quarter of the prior fiscal year, acquisition related costs and amortization of $2.6 million was primarily attributable to the acquisition of Inet, which was completed on September 30, 2004. These costs included $1.3 million for amortization of intangible assets and $0.3 million for amortization of unearned stock-based compensation. Also included in the prior year third quarter were transition expenses of $0.5 million, which represent incremental expenses to integrate the operations of Inet, and $0.5 million related to our redemption of Sony/Tektronix in fiscal year 2003 mostly to accrue for voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with Tektronix through August 2005 while we completed our plan to transition manufacturing operations to other locations.
     For the first three quarters of fiscal year 2006, acquisition related costs and amortization of $6.9 million included $3.9 million for amortization of intangible assets, $2.4 million of transition expenses, and $0.4 million for the write-off of other IPR&D. For the first three quarters of the prior fiscal year, acquisition related costs and amortization was $38.3 million. The largest item of these costs was the $32.2 million write-off of IPR&D in the second quarter of fiscal year 2005. Other acquisition related costs in the first three quarters of fiscal year 2005 included $2.1 million for amortization of intangible assets, transition expenses of $1.5 million, $0.6 million for amortization of unearned stock-based compensation, which represented incremental expenses to integrate the operations of Inet, and $1.9 million related to our redemption of Sony/Tektronix in fiscal year 2003 mostly to accrue for voluntary retention bonuses to certain employees in Gotemba, Japan.
     Business realignment costs represent actions to realign our cost structure in response to significant changes in operating levels or a significant acquisition or divestiture. During the third quarter of fiscal year 2006 we incurred business realignment costs of $3.2 million, an increase from expense of $0.4 million in the same quarter last fiscal year. The increase was largely attributable to residual actions taken to reduce our cost structure in response to market softening we experienced in the last quarter of fiscal year 2005 and continuing into the first quarter of this fiscal year. We also took actions to realize cost synergies within our communications business as a result of the acquisition of Inet. During the first three quarters of fiscal year 2006 we incurred business realignment costs of $7.5 million, an increase from expense of $2.7 million in the same period last fiscal year. Increases in business realignment costs in the current fiscal year are attributable to actions taken in response to softening in orders in fiscal year 2005 as mentioned above. Business realignment costs incurred in fiscal year 2005 were associated with the realignment of our cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with the redemption of Sony/Tektronix. For a full description of the components of business realignment costs please refer to the Business Realignment Costs section above in this Management’s Discussion and Analysis and Note 7 of Notes to Condensed Consolidated Financial Statements (Unaudited) of Item 1 Financial Statements.
     Loss (gain) on disposition of assets, net was insignificant for the third quarter and the first three quarters of fiscal year 2006. The gain on disposition of assets, net during the first three quarters of last fiscal year was primarily due to gain on the sale of property located in Nevada City, California in the first quarter. Net proceeds of $9.9 million were received from the sale of the Nevada City assets with a carrying value of $7.7 million, resulting in a gain on sale of $2.2 million. This gain was partially offset by losses on asset dispositions incurred in the ordinary course of business.
Non-Operating Income / Expense
     Interest income during the third quarter and first three quarters of fiscal year 2006 decreased $0.4 million and $3.8 million, respectively, as compared with the same periods last fiscal year. The decrease in interest income was due to a lower average balance of cash and investments resulting from our use of cash for planned pension funding, the repurchase of Tektronix common stock and the payout of incentives accrued in the prior fiscal year.
     Interest expense during the third quarter and first three quarters of fiscal year 2006 was insignificant and did not change significantly as compared with the same periods last fiscal year.
     Other non-operating income (expense), net was $0.9 million of expense in the third quarter of fiscal year 2006 compared with income of $1.4 million in the same quarter of last fiscal year. Prior year income was largely attributable to a gain on sale of certain equity securities and the resolution of certain non-operating contingencies, partially offset by foreign currency losses. For the first three quarters of fiscal year 2006, expense was $3.9 million as compared with expense of $1.9 million in the same periods during the prior fiscal year. For the first three quarters of fiscal year 2006, the $3.9 million expense was attributed to currency losses and other ongoing non-operating items. For the first three quarters of fiscal year 2005, the $1.9 million expense was largely due to legal expenses for litigation not related to our current operations and the impairment of a non-operating asset during the first half of the fiscal year, partially offset by the income in the third quarter described above.

Income Taxes
     Income tax expense for the third quarter and first three quarters of fiscal year 2006 was $10.9 million and $27.0 million, respectively. The effective tax rates on earnings before taxes from continuing operations for the third quarter and first three quarters of fiscal year 2006 were 30.5% and 31.4%, respectively.
     The effective tax rate is impacted by a variety of estimates, including the amount of income expected during the remainder of fiscal year 2006, the mix of that income between foreign and domestic sources, and expected utilization of tax credits which have a full valuation allowance.
Discontinued Operations
     Gain from discontinued operations was $1.6 million in the third quarter of fiscal year 2006 compared with $3.4 million in the same quarter last year. The gain in the current quarter was associated with the resolution of a contingency and an insurance settlement. The prior year gain was associated with resolution of certain contingencies associated with sale of our Color Printing and Imaging Division in fiscal year 2000. The gain from discontinued operations in the first three quarters of both fiscal years was driven by the same events as in the third quarter of those fiscal years.
Net Earnings
     For the third quarter of fiscal year 2006, we recognized net earnings of $26.5 million, compared with net earnings of $26.8 million for the same quarter last fiscal year. In the third quarter of the current fiscal year, operating income increased by $6.0 million as a result of an increase in net sales, an improvement in gross margin, and decreases in SG&A expense and acquisition related costs, partially offset by a small increase in R&D expense and higher business realignment costs. The increase in operating income of $6.0 million was offset by lower non-operating income, higher income tax expense, and a smaller gain from discontinued operations in the third quarter of fiscal year 2006 compared with the same quarter last year.
     For the first three quarters of fiscal year 2006, we recognized net earnings of $60.5 million, compared with net earnings of $60.4 million for the first three quarters of the same period last fiscal year. Lower SG&A expenses and acquisition-related costs and amortization were offset by lower sales and gross profit and higher R&D, resulting in $2.5 million lower operating income for the first three quarters of fiscal year 2006 compared to the same period last fiscal year. In addition, lower interest income, higher non-operating expense, and a smaller gain from discontinued operations were offset by lower income tax expense in the first three quarters of fiscal year 2006 compared to the same period last year.
Earnings Per Share
     For the third quarter and first three quarters of fiscal year 2006, the increase in earnings per share was a result of the factors discussed above as well as lower weighted average shares outstanding in the current fiscal year. Lower average shares outstanding were a result of repurchases of shares in the open market.

Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
     Cash Flows. The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	Three fiscal quarters ended
(In thousands)	Feb. 25, 2006	Feb. 26, 2005

Cash provided by (used in):
Operating activities	$48,021	$50,130
Investing activities	97,908	57,036
Financing activities	(97,309)	(109,020)
     Operating Activities. Cash provided by operating activities of $48.0 million for the first three quarters of fiscal year 2006 decreased by $2.1 million as compared with the same period last fiscal year. The slight decrease in cash provided by operating activities was primarily due to the impacts of lower net sales and gross profit and higher R&D expense in the first three quarters of fiscal year 2006, partially offset by cash generated from accounts payable and accrued liabilities and lower annual incentive compensation payouts, as compared with the first three quarters of fiscal year 2005. Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
     Investing Activities. Cash provided by investing activities of $97.9 million for the first three quarters of fiscal year 2006 increased by $40.4 million as compared with the same period last fiscal year. The increase in net cash inflow provided by investing activities was largely attributable to much lower spending on acquisitions in fiscal year 2006, $8.5 million, as compared with the prior fiscal year, when we spent $93.9 million for the Inet acquisition in the second quarter of fiscal year 2005. In addition, we have spent $21.9 million on purchases of marketable investments in fiscal year 2006 as compared to $90.8 million through the first three quarters of fiscal year 2005. The impact of lower acquisition spending and lower spending on marketable investments in fiscal year 2006 was partially offset by lower proceeds from maturities and sales of marketable investments of $156.0 million in fiscal year 2006 compared with $239.7 million in fiscal year 2005.
     We spent $29.4 million for capital expenditures and realized $1.3 million of proceeds on sales of fixed assets in the first three quarters of the current fiscal year as compared with capital expenditures of $21.1 million and $19.8 million in proceeds from the disposition of fixed assets in the same periods of last fiscal year. Sales of fixed assets in the first three quarters of fiscal year 2005 included proceeds of $9.9 million from the sale of Nevada City, California property in the first quarter, and proceeds of $8.8 million from the sale of property in Gotemba, Japan property in the third quarter.
     Financing Activities. Cash used in financing activities of $97.3 million for the first three quarters of fiscal year 2006 decreased $12.2 million as compared with the same period last fiscal year. During the first three quarters of fiscal year 2006, we paid $106.3 million to repurchase 4.4 million shares of Tektronix common stock at an average price of $24.27 per share. During the first three quarters of fiscal year 2005, we paid $114.8 million to repurchase 3.9 million shares of Tektronix common stock at an average price of $29.24 per share. These repurchases of Tektronix common stock were made under authorizations totaling $950.0 million approved by the Board of Directors. These authorizations to purchase common stock in the open market or through negotiated transactions comprised $550.0 million in fiscal year 2000 and $400.0 million in fiscal year 2005. As of February 25, 2006, we had repurchased a total of 29.3 million shares at an average price of $23.98 per share totaling $703.6 million under these authorizations. The reacquired shares were immediately retired, in accordance with Oregon corporate law.
     We paid dividends of $15.0 million to shareholders in the first three quarters of fiscal year 2006, as compared with $14.1 million in the same period last fiscal year. The quarterly dividend declaration and payment was $0.06 per common share for the first, second and third quarters of fiscal year 2006 as compared with $0.04, $0.06 and $0.06 per common share for the first, second and third quarters, respectively, of last fiscal year.

     Subsequent to the third quarter of fiscal year 2006, on March 16, 2006, Tektronix declared a quarterly cash dividend of $0.06 per share for the fourth quarter of fiscal year 2006. The dividend is payable on April 24, 2006 to shareholders of record at the close of business on April 7, 2006. Tektronix may or may not pay dividends in the future and, if dividends are paid, Tektronix may pay more or less than $0.06 per share per quarter.
     These cash outflows were partially offset by proceeds from employee stock plans of $24.3 million in the first three quarters of fiscal year 2006, an increase from proceeds of $20.2 million in the same period last fiscal year. The increase in proceeds from employee stock plans was largely due to increased option exercise activity in the first three quarters of fiscal year 2006 as compared with the same period last fiscal year.
     At February 25, 2006, we maintained unsecured bank credit facilities totaling $55.4 million, of which $44.7 million was unused.
     Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions, capital expenditures and contractual obligations for the next twelve months.
Working Capital
     The following table summarizes working capital as of February 25, 2006 and May 28, 2005:

(In thousands)	Feb. 25, 2006	May 28, 2005

Current assets:
Cash and cash equivalents	$177,512	$131,640
Short-term marketable investments	94,543	120,881
Trade accounts receivable, net of allowance for doubtful accounts of $2,949 and $3,406, respectively	167,951	155,332
Inventories	139,138	131,096
Other current assets	69,078	80,177

Total current assets	648,222	619,126

Current liabilities:
Accounts payable and accrued liabilities	126,750	115,058
Accrued compensation	63,444	78,938
Deferred revenue	64,235	57,509

Total current liabilities	254,429	251,505

Working capital	$393,793	$367,621

     Working capital increased in the current fiscal year by $26.2 million. Current assets increased in the current fiscal year by $29.1 million largely due to increases in cash, accounts receivable and inventories, offset by decreases in short term marketable investments and other current assets. The increase in accounts receivable was largely a result of sales being recognized later in the current quarter than they were recognized in the last quarter of fiscal year 2005, allowing for less time to be collected before quarter end, as well as some large orders with extended terms. The increase in inventories is largely related to the timing of recognition of costs associated with large network management contracts and to support recent new product introductions. Current liabilities increased in the current fiscal year by $2.9 million, largely as a result of higher trade payables, income tax accruals and deferred revenue, offset by lower accrued compensation accruals for current fiscal year annual incentive compensation, and by the cash payment of annual incentive compensation in the first quarter of fiscal year 2006 that was accrued in fiscal year 2005. Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above.

Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletins (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a material effect on the consolidated financial statements of Tektronix.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This pronouncement, as interpreted, requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Tektronix will be required to adopt the provisions of SFAS No. 123R in the first quarter of fiscal year 2007. Management is currently evaluating the requirements of SFAS No. 123R. The adoption of SFAS No. 123R is expected to have a material effect on the consolidated financial statements of Tektronix. See Note 4 of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application of changes in accounting principle to prior periods’ financial statements, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. This statement will be effective in fiscal year 2007. Management does not expect this statement to have a material effect on the consolidated financial statements of Tektronix.

Risks and Uncertainties
     Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. See “Forward-Looking Statements” that precedes Part I of this Form 10-Q.
We compete in a cyclical market.
     Our business depends on capital expenditures of customers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been cyclical and has experienced periodic downturns, which have had a material adverse impact on the demand for equipment and services manufactured and marketed by us. During periods of reduced and declining demand, we may need to rapidly align our cost structure with prevailing market conditions while at the same time motivate and retain key employees. Our net sales and operating results could be adversely affected by the reversal of any favorable trends or any future downturns or slowdowns in the rate of capital investment in these industries. In addition, the telecommunications industry has been going through a period of consolidation in which several major telecommunications operators have either merged with each other or been acquired. This consolidation activity may affect the overall level of capital expenditures made by these operators for test and measurement equipment, and may also affect the relative competitive position between us and our competitors in this market.
The industries we serve experience rapid changes in technology.
     We sell our products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. Our ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because we sell test, measurement and monitoring products that enable our customers to develop new technologies, we must accurately anticipate the ever-evolving needs of those customers and deliver appropriate products and technologies at competitive prices to meet customer demands. Our ability to deliver those products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third-party providers on a timely basis and at reasonable prices. In addition, we face risks associated with designing products and obtaining components that are compliant with the “Restriction of Hazardous Substances” worldwide regulatory provisions, which include removing lead from current and future product designs. We also expect spending for traditional networks to continue to decrease, which requires that we continue to develop products and applications for networks based on emerging next-generation wireless and packet-based technologies and standards. We may not successfully develop or acquire additional competitive products for these emerging technologies and standards. Failure to timely develop or acquire competitive and reasonably priced products that are compliant with evolving regulatory standards could have an adverse effect on our results of operations, financial condition or cash flows.
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
     We are dependent on various third-party logistics providers to distribute our products throughout the world. Any disruptions in their ability to ship products to our customers could have a significant adverse effect on our results of operations.
     We rely upon software licensed from third parties. If we are unable to maintain these software licenses on commercially reasonable terms, our business, financial condition, results of operations or cash flow could be harmed.
Changes or delays in the implementation or customer acceptance of our products could harm our financial results.
     Revenues for a significant portion of our network management solution products are typically recognized upon the completion of system installation or customer acceptance. Delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time. Changes or delays in the implementation or customer acceptance of our products could harm our financial results.
     There are additional product risks associated with sales of the network management products. Sales of our network management products are made predominantly to a small number of large communications carriers and involve significant capital expenditures as well as lengthy sales cycles and implementation processes, which could harm our financial results. Because a significant portion of our total revenues on a quarterly basis is derived from projects requiring customer acceptance, product installation delays could materially harm our financial results for a particular period. Additionally, we may be subject to penalties or other customer claims for failure to meet contractually agreed upon milestones or deadlines.
Our network management business and reputation could suffer if we do not prevent security breaches.
     We have included security features in some of the network management products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, these products may be vulnerable to breaches in security due to unknown defects in the security mechanisms, as well as vulnerabilities inherent in the operating system or hardware platform on which the product runs or the networks linked to that platform. Security vulnerabilities, regardless of origin, could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Any security problem may require significant expenditures to solve and could materially harm our reputation and product acceptance.

A significant portion of our revenues are from international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.
     We maintain operations in four major geographies: the Americas, including the United States, Mexico, Canada and South America; Europe, including Europe, Russia, the Middle East and Africa; the Pacific, including China, India, Korea and Singapore; and Japan. Some of our manufacturing operations and key suppliers are located in foreign countries, including China, where we expect to further expand our operations. As a result, business is subject to the worldwide economic and market condition risks generally associated with doing business globally, such as fluctuating exchange rates; the stability of international monetary conditions; tariff and trade policies; export license requirements and technology export restrictions; import regulations; domestic and foreign tax policies; foreign governmental regulations; political unrest, wars and acts of terrorism; epidemic disease and other health concerns; and changes in other economic and political conditions. These factors, among others, could restrict or adversely affect our ability to sell in global markets, as well as our ability to manufacture products or procure supplies, and could subject us to additional costs. In addition, a significant downturn in the global economy or a particular region could adversely affect our results of operations, financial condition or cash flows.
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
     We are subject to a variety of federal, state, local and foreign environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing process.
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
Our reported results of operations will be materially and adversely affected by our adoption of SFAS 123R.
     Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which will be effective in our first quarter of fiscal 2007, will result in our recognition of substantial compensation expense relating to our stock incentive plan and employee stock purchase plan. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally have not recognized any compensation expense related to stock option grants we issue under our stock incentive plans or the discounts we provide under our employee stock purchase plan. Under the new rules, we will be required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which will lead to substantial additional compensation expense and will have a material adverse effect on our reported results of operations. See Note 4 of the Notes to Condensed Consolidated Financial Statements (Unaudited) under Part 1, Item 1 of this Report for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.
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
     Tektronix maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of February 25, 2006 would reduce the market value by $1.3 million, which would be reflected in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets until sold.
     Tektronix is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Tektronix’ policy is to only enter into derivative transactions when Tektronix has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At February 25, 2006, a 10% adverse movement in exchange rates would result in a $2.6 million loss on Euro and Yen forward contracts with a notional amount of $27.0 million.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Tektronix common stock during the third quarter ended February 25, 2006 were as follows:

				Total Number
				of Shares	Maximum Dollar
		Average		Purchased as	Value of Shares
	Total	Price	Total	Part of Publicly	that May
	Number	Paid Per	Amount	Announced Plans	Yet Be
Fiscal Period	of Shares	Share	Paid	or Programs	Purchased

November 27, 2005 to December 24, 2005	323,800	$25.77	$8,344,330	29,276,379	$248,442,789
December 25, 2005 to January 21, 2006	—	—	—	29,276,379	248,442,789
January 22, 2006 to February 25, 2006	67,900	29.66	2,013,711	29,344,279	$246,429,078

Total	391,700	$26.44	$10,358,041

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

April 5, 2006	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE
Colin L. Slade
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Exhibit Description

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.