Form 10-K
period 2006-05-27
TEKTRONIX INC
filed 2006-08-03
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 27, 2006
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑

The aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $2.1 billion at November 26, 2005, the last business day of the registrant’s most recently completed second fiscal quarter.

At July 17, 2006, there were 83,131,753 Common Shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated

Registrant’s Proxy Statement dated August 17, 2006	Part III

TEKTRONIX, INC.

Forward-Looking Statements

Statements and information included in this Annual Report on Form 10-K by Tektronix, Inc. (“Tektronix”, “we”, “us” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements in this Annual Report on Form 10-K include statements regarding Tektronix’ expectations, intentions, beliefs, and strategies regarding the future, including statements regarding trends, cyclicality, and growth in the markets Tektronix sells into, strategic direction, expenditures in research and development, future effective tax rate, new product introductions, changes to manufacturing processes, the cost of compliance with environmental and other laws, liquidity position, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, financial results including sales, earnings per share and gross margins, obligations under Tektronix’ retirement benefit plans, savings or additional costs from business realignment programs, and the adequacy of accruals.

When used in this report, the words “believes”, “expects”, “anticipates”, “intends”, “assumes”, “estimates”, “evaluates”, “opinions”, “forecasts”, “may”, “could”, “future”, “forward”, “potential”, “probable”, and similar expressions are intended to identify forward-looking statements.

These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in Item 1A Risk Factors of Part I of this Form 10-K.

PART I

Item 1.	Business.

The Company

Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services to the communications, computer, and semiconductor industries worldwide. With over 60 years of experience, Tektronix provides general purpose test and measurement; video test, measurement, and monitoring; and communications network management and diagnostic products that enable our customers to design, build, deploy, and manage next-generation global communications networks, computing, pervasive, and advanced technologies. Tektronix derives revenue principally by developing, manufacturing, and selling a broad range of products and related components, support services, and accessories.

Tektronix is organized around two business platforms: the Instruments Business and the Communications Business. The Instruments Business includes general purpose test and measurement products and video test, measurement, and monitoring products. The Communications Business includes telecommunications network management solutions and services and network diagnostics products.

We maintain operations and conduct business in four major geographies: the Americas, Europe, the Pacific, and Japan.

Tektronix is an Oregon corporation organized in 1946. Our headquarters is located in Beaverton, Oregon, and we conduct our operations worldwide through wholly-owned subsidiaries. See Item 1 Business — Geographic Areas of Operations. A reference in this 10-K to “Tektronix” is to Tektronix, Inc. and its consolidated subsidiaries, unless the context indicates otherwise.

Tektronix common stock is listed on the New York Stock Exchange under the symbol “TEK.” See Item 5 Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Tektronix’ website is www.tektronix.com. We make Tektronix’ annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the United States Securities and Exchange Commission (“SEC”) available to the public free of charge on our website as soon as reasonably practicable after making such filings. Tektronix’ Corporate Governance Guidelines, Business Practices Guidelines, Code of Ethics for Financial Managers, Hiring Guidelines for Independent Auditor Employees and the charters of Tektronix’ Audit Committee, Nominating and Corporate Governance Committee, and Organization and Compensation Committee are also available on our website. Copies of these documents will be mailed to any shareholder, free of charge, upon request. Requests should be directed to: Manager, Investor Relations, Tektronix, Inc., 14200 SW Karl Braun Drive, M/S 55-544, Beaverton, OR 97077-0001. Any amendment to, or waiver from, a provision of Tektronix’ Business Practices Guidelines or Code of Ethics for Financial Managers that applies to Tektronix’ chief executive officer, principal financial officer, principal accounting officer, or controller will be disclosed on Tektronix’ website.

Our Markets and Customers

Tektronix develops, manufactures, markets, and services test, measurement, and monitoring solutions to a wide variety of customers in many industries, including communications, computing, semiconductors, education, government, military/aerospace, research, automotive, and consumer electronics.

Based on independent research and internal market analysis for calendar year 2005, the overall test and measurement market is a $12 billion market, divided into three major market segments: general purpose test, communications test and monitoring, and automated test equipment (“ATE”). The general purpose test segment is the broadest of the three segments and represents a wide range of tools used by customers across many industries and applications. The communications test segment is focused on application-specific products and solutions for communication equipment manufacturers and network operators. The ATE segment is primarily focused on manufacturing test for semiconductors and circuit board testing. Our products address the needs of the general purpose test and communications test market segments.

We focus our efforts on developing products primarily for the communications, computing, and underlying semiconductor design markets. By focusing our efforts on the core technology drivers within these markets, we believe we will also develop products and expertise to meet the needs of many other markets, including education, government, military/aerospace, research, automotive, and consumer electronics.

We believe the core drivers within our markets include the pervasiveness of wireless technologies and infrastructure; the convergence of voice, data, and video in both fixed and mobile modern communications networks; growth in consumer electronics; and the emergence of new technologies and standards including high speed serial interfaces and digital video. In addition, we believe that military/aerospace technology needs from governments worldwide as well as Asia’s influence on standards and investments in technology will drive and shape our markets.

Our Strategic Focus

Our strategy is to focus our efforts on select product categories where Tektronix has a market leadership position or where we believe Tektronix can grow to a market leadership position. We have three supporting strategies to drive long term growth: grow market share in core product categories where Tektronix already has a strong market position, leverage existing strengths into adjacent product categories, and expand our addressable market.

The product categories where we believe Tektronix has a strong existing market position include oscilloscopes, logic analyzers, video test, network management and network diagnostics. We are leveraging our core strengths in technology, manufacturing, and distribution to develop a strong market position in two adjacent product categories, signal sources and spectrum analyzers. Finally, we are expanding the addressable market for these categories by introducing application-specific products, focusing on market segments with faster growth, and investing in geographic expansion, particularly in China, India and Eastern Europe.

As a result of investments in this strategy, we believe that near term growth for Tektronix will be driven by two primary factors.

The first factor is an increase in the number of products expected to be introduced across the majority of our product categories. This pipeline of new products is enabled by increased investment we have made in research and development funded by improved gross margins, and improved effectiveness of that investment. We believe that these new products will allow us to continue to gain market share and grow our business.

The second factor is our ability to win customers in the transition to modern telecommunication networks. We believe there is a significant amount of investment by network operators worldwide to deploy and manage next-generation mobile data emerging technologies. Our strategy is to capitalize on this transition to modern networks by leveraging the technology in our network diagnostics and network management products to win a majority of the opportunities at Tier 1 network operators.

To accomplish this strategy, we invest significant resources in internal product development, where Tektronix has a long history of successful product and technology innovation. In addition, we may pursue strategic acquisitions to gain access to technology, products, or markets. Finally, we continue to leverage our strong industry brand, customer relationships, and global distribution channel to enable Tektronix to be successful in our markets.

The electronics industry continues to be very competitive, both in the United States and abroad. We face competition from one broad-line competitor, Agilent Technologies, which competes with Tektronix in multiple product categories, and from a number of companies in specialized areas of other test and measurement products, as described below. Primary competitive factors include product performance, technology, product availability, price, and customer service. We believe that our reputation in the marketplace is a significant positive competitive factor.

Our Products

Our products include a broad range of technology based tools and solutions for scientists, engineers, technicians, and network operators who analyze, test, and monitor electronic, optical and radio frequency (“RF”) devices, components, systems, and subsystems so that technology innovation can be developed, manufactured, deployed, monitored, and maintained.

Our Instruments Business consists of general purpose test products, including oscilloscopes, logic analyzers, signal sources and spectrum analyzers; and a variety of video test, measurement and monitoring products. Our Communications Business includes network diagnostic equipment, network management solutions, and related support services for both fixed and mobile networks. See Note 22 “Business Segments” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, which contains information on sales by groups of similar products.

General Purpose Test Products.  Our general purpose test products include oscilloscopes, logic analyzers, signal sources and spectrum analyzers. Based on independent research and our internal market analysis, Tektronix is the recognized market leader in worldwide sales of oscilloscopes. Oscilloscopes are the primary general purpose electronic debug tools. Logic analyzers are debug tools used by design engineers to capture, display, and analyze streams of digital data that occur simultaneously over many channels. We have recently increased our focus on two adjacent product categories, signal sources and spectrum analyzers. Signal sources are general purpose stimulus products primarily used in the design and manufacturing of electronic components, subassemblies, and end products in a wide variety of industries. We provide a unique class of spectrum analyzer products, called real-time spectrum analyzers. These products are primarily used in the design and manufacturing of electronic components, subassemblies, and end products which utilize digital RF technology. Real-time spectrum analyzers enable customers to perform simultaneous frequency, time, and modulation domain measurements on radio frequency signals. They are used in a wide range of industries and applications including, but not limited to, cellular, wireless local area networks, surveillance, radar, and all other products using digital radio technology.

Due to the increased pace of technology and the widespread use of wireless technologies, the test measurement requirements for rapidly evolving technologies and standards have changed and have become more complex. We offer tools that support and enable these latest technologies and standards.

Our strategy is to leverage our leadership position to develop and maintain a strong market position in each category we participate in by developing leadership products and leveraging Tektronix’ core strengths.

Our primary competitors are Agilent Technologies, LeCroy Corporation, Rohde & Schwarz, Yokogawa Electric Corporation, and many smaller regional competitors.

Video Test Products.  We are a leading supplier of test and measurement equipment to video equipment manufacturers, content developers, and traditional TV broadcasters, based on independent research and our internal market analysis. Our equipment is used to ensure delivery of the best possible video experience to the viewer, whether through traditional analog television, or through digital terrestrial, satellite, cable, or broadband services.

Our product offerings include waveform monitors, video signal generators, and compressed digital video test products. These products are used in video equipment design and manufacturing, video content production, and video transmission and distribution.

Our strategy is to leverage our leadership position in traditional video applications to provide tools that enable the quality control and management of video content as it is created, manipulated, and transmitted through any communications network — including broadcast, broadband, and telecommunications networks.

We compete with a number of large, worldwide electronics firms that manufacture specialized equipment for the television industry, as well as many regional and local competitors. Our competitors include Harris Corporation, Leader Instruments Corporation and Rohde & Schwarz.

Network Management and Diagnostics.  Network management and diagnostic tools enable network equipment manufacturers and operators to develop, deploy, and manage mobile and fixed line networks. Network management tools provide continuous performance management to optimize the service performance of an entire communications network. Diagnostic tools test and monitor the signaling protocols in next-generation communication networks and services.

Due to the convergence of voice, data, and video into the latest generation IP multi-service mobile and fixed networks, the requirements for monitoring and testing networks and elements in operation have changed and have become more complex. We offer test and monitoring tools that support these latest technologies, networks, and services. Using Tektronix’ high performance hardware platforms and software applications, even the most complex measurements can be conducted in real-time and across geographically and technologically diversified networks. These are key attributes to maximizing the efficiency of the people using our tools and optimizing the revenue generating capability of the elements and networks being tested.

Our strategy is to focus on next-generation mobile data such as General Packet Radio Service (“GPRS”), 3G Universal Mobile Telecommunications Systems (“UMTS”), and fixed line voice over Internet protocol (“VoIP”) applications, leverage our relationship with Tier 1 network operators and equipment manufacturers, displace competitors in the technology transition to modern communications networks, and provide a seamless portfolio of offerings from development in the lab through live communication networks and across different networks, technologies, and services.

Our primary competitors in this market include Agilent Technologies, Anritsu Corporation, Catapult Communications Corporation, JDS Uniphase Corporation, NetHawk Group, Spirent Communications, and in-house providers.

Service.  We offer service programs to repair and calibrate our products with service personnel throughout the Americas, Europe, the Pacific, and Japan. We also offer service and maintenance services for our network management products. These programs provide customers with short term support in response to a number of possible circumstances. Additionally, we offer support packages for a number of our software applications.

Accessories.  We offer a broad range of accessories for our products, including probes, optical accessories and application software.

Maxtek Components Corporation.  Maxtek Components Corporation, a wholly-owned subsidiary of Tektronix, manufactures sophisticated hybrid circuits for our internal use and for external sale primarily to customers in the automated test equipment and medical equipment industries, and for military applications.

Manufacturing

Our manufacturing activities primarily consist of assembling and testing products to customer orders. We also perform installation and integration activities at customer sites associated with our network management products. Most product design, assembly, testing, and configuration is performed in-house. However, many major components, sub-assemblies, and peripheral devices are acquired from numerous third-party suppliers. To procure these components, Tektronix draws on an integrated global supply base leveraged across the corporation. Because some of these components are unique, disruptions in supply could have an adverse effect on our manufacturing operations. Although supply shortages are experienced from time to time, we currently believe that Tektronix will be able to acquire the required materials and components as needed.

Our manufacturing organization, working in conjunction with product development, invests in collaborative engineering processes to accelerate the launch of new products designed for both market and life cycle success. In addition, manufacturing invests in process innovation and structured continuous improvement.

Our primary manufacturing activities occur at facilities located in Beaverton, Oregon and Shanghai, China. In addition, we perform light assembly and software configuration activities in Berlin, Germany, and Richardson, Texas. We perform installation and integration activities for our network management products at customer sites using internal direct labor and third-party integration providers. These installation and integration activities occur in the Americas, Europe, the Pacific and Japan.

Our manufacturing strategy is to optimize each manufacturing location to specific capabilities and expertise. Our Beaverton, Oregon facility is focused on high complexity and high mix, lower volume products and includes capability for rapid prototyping and development. Our Shanghai, China facility is focused on high volume and lower mix, low cost products and accessories.

Sales and Distribution

We maintain our own direct sales and field maintenance organization, staffed with technically trained personnel throughout the world. Sales to end customers are made through our direct sales organization, or independent distributors and resellers located in principal market areas. Some of Tektronix’ independent distributors also sell products manufactured by Tektronix’ competitors.

Our principal customers are electronic and computer equipment manufacturers and service providers, communication network equipment manufacturers, network operators, semiconductor manufacturers, private industrial concerns engaged in commercial or governmental projects, military and nonmilitary agencies of the United States and of foreign countries, educational institutions, and radio and television stations and networks. Certain products are sold to both equipment users and original equipment manufacturers.

Our distribution strategy is to align the sales channel with our customer base, concentrating direct selling efforts in large or strategic geographies and markets, and utilizing distributors or other partners to expand geographic and customer reach.

Most of our products are sold as standard catalog items. Network management products require customization, system installation, and customer acceptance.

At May 27, 2006, our unfilled product orders amounted to approximately $244.6 million, as compared to approximately $171.2 million for unfilled product orders at May 28, 2005. A large majority of the unfilled orders will be delivered to customers within one year. In our network management business, we may receive orders that include a multi-year service contract or where we are required to perform development that could delay delivery of all or a portion of an order beyond the upcoming fiscal year. Most orders are subject to cancellation or rescheduling by customers with little or no penalty, and accordingly, backlog on any particular date is not necessarily a reliable indicator of actual sales for any subsequent period. We maintain a general target for backlog for our general purpose test, video test, and network diagnostic products of 6 to 8 weeks. Backlog for our network management products, which are subject to software customization, installation and customer acceptance before revenue is recognized, is generally 6 to 12 months.

Geographic Areas of Operations

We conduct operations and business worldwide on a geographic basis, with those regions known as the Americas, Europe, the Pacific, and Japan. Tektronix’ headquarters is located in Beaverton, Oregon. International sales include both export sales from United States subsidiaries and sales by non-U.S. subsidiaries. See Note 22 “Business Segments” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, which contains information on sales based upon the location of the purchaser and long-lived assets by geographic area.

Fluctuating foreign currency exchange rates and other factors beyond the control of Tektronix, such as the stability of international monetary conditions, tariff and trade policies, and domestic and foreign tax and economic policies, affect the level and profitability of international sales. However, we are unable to predict the effect of these factors on our business. We hedge specifically identified foreign currency exchange rate exposures in order to minimize the impact of fluctuations.

Research and Development

We operate in an industry characterized by rapid technological change, and research and development are important elements in our business. We devote a significant portion of our resources to design and develop new and enhanced products that meet customer needs and can be manufactured cost effectively and sold at competitive prices. In addition, we use contract engineering for some software development and other design services. To focus these efforts, we seek to maintain close relationships with our customers to develop products that meet their needs. Research and design groups and specialized product development groups conduct research and development activities. These activities include: (i) research on basic devices and techniques, (ii) the design and development of products, components, and specialized equipment and (iii) the development of processes needed for production. The vast majority of our research and development is devoted to enhancing and developing our own products.

Research and development activities occur in Beaverton, Oregon. Additional software and product development occurs in Richardson, Texas; Berlin, Germany; Shanghai, China; Bangalore, India; Tokyo, Japan; Cambridge and Bristol, England; and Padova, Italy.

Expenditures for research and development during fiscal years 2006, 2005, and 2004 were $183.4 million, $163.5 million, and $130.4 million, respectively. Substantially all of these funds were generated by Tektronix. During fiscal year 2005, we also incurred a charge of $32.2 million for acquired in-process research and development in connection with the acquisition of Inet. See “Acquisitions” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Form 10-K.

Patents and Intellectual Property

Tektronix holds approximately 667 patents in the United States, which cover a wide range of products and technologies and have various expiration dates. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any patent, trademark, license or other intellectual property right. It is our strategy to seek patents in the United States and appropriate other countries for our significant patentable developments. However, electronic equipment as complex as most of our products generally are not patentable in their entirety. We also seek to protect significant trademarks and software through trademark registration and copyright. As with any company whose business involves intellectual property, we are subject to claims of infringement and there can be no assurance that any of our proprietary rights will not be challenged, invalidated, or circumvented, or that these rights will provide significant competitive advantage.

Employees

At May 27, 2006, Tektronix had 4,359 employees, of whom 1,634 were located in countries other than the United States. At May 28, 2005, Tektronix had 4,334 employees, of whom 1,648 were located in countries other than the United States. Our employees in the United States and most other countries are not covered by collective bargaining agreements. We believe that relations with our employees are good.

Environment

Our facilities and operations are subject to numerous laws and regulations concerning the discharge of materials into the environment, or otherwise relating to protection of the environment. We previously operated a licensed hazardous waste management facility at our Beaverton campus. We have entered into a consent order with the Oregon Department of Environmental Quality permitting closure of the facility, and requiring us to engage in ongoing monitoring and cleanup activities, primarily in the nature of remediation of subsurface contamination occurring over many years. For additional information, see “Critical Accounting Estimates — Contingencies” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Form 10-K. Although the sources of that contamination have been remedied and Tektronix continues to work closely with environmental authorities for its clean-up, no assurances can be given Tektronix will not, as a result of changes in the law or the regulatory environment in general, be required to incur significant additional expenditures. Tektronix is currently awaiting approval of a work plan and risk assessment for a feasibility study from the Oregon Department of Environmental Quality. We expect approval for the work plan and risk assessment and completion of the feasibility study during fiscal year 2007, which could increase our recorded liability. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability.

We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws, and although future regulatory actions cannot be predicted with certainty, compliance with environmental laws has not had and is not expected to have a material effect upon capital expenditures, earnings, or the competitive position of Tektronix.

Executive Officers of Tektronix

The following are the executive officers of Tektronix:

			Has Served
			as an
			Executive Officer
			of Tektronix
Name	Position	Age	Since

Richard H. Wills	Chairman of the Board, President and Chief Executive Officer	51	1997
Colin L. Slade	Senior Vice President and Chief Financial Officer	52	2000
Richard D. McBee	Senior Vice President, Communications Business	43	2001
James F. Dalton	Senior Vice President, Corporate Development, General Counsel and Secretary	47	1998
Craig L. Overhage	Senior Vice President, Instruments Business	44	2001
Susan G. Kirby	Vice President, Human Resources	56	2004
John T. Major	Vice President, Worldwide Manufacturing	46	2004

The executive officers are elected by the board of directors of Tektronix at its annual meeting, except for interim elections to fill vacancies or newly created positions. Executive officers hold their positions until the next annual meeting, until their successors are elected, or until such tenure is terminated by death, resignation, or removal in the manner provided in the bylaws. There are no arrangements or understandings between executive officers or any other person pursuant to which the executive officers were elected, and none of the executive officers are related.

All of the named executive officers have been employed by Tektronix in management positions for at least the last five years, with the exception of Mr. Major, who joined Tektronix in October 2003 and became an executive officer in May 2004.

Richard H. (Rick) Wills is Chairman of the Board, President and Chief Executive Officer of Tektronix. Mr. Wills joined Tektronix in 1979. From 1991 through 1993, he was Oscilloscope Product Line Director. He held the position of Worldwide Director of Marketing for the Measurement Business Division in 1993 and 1994 and was Vice President and General Manager of the Measurement Division’s Design Service and Test Business Unit from 1995 to 1997. Mr. Wills was President of the Tektronix Americas Operations during the last half of 1997. In December 1997, he was elected President, European Operations, and in 1999 he was elected President of Tektronix’ Measurement Business. Mr. Wills was elected a director of Tektronix on January 20, 2000, when he was elected President and Chief Executive Officer of Tektronix. He was elected Chairman of the Board on September 20, 2001.

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

Richard D. McBee became Senior Vice President of the Communications Business in June 2005. He previously held the position of Vice President of Worldwide Sales, Service, and Marketing beginning in March 2001 and was promoted to Senior Vice President in March 2005. Mr. McBee joined Tektronix in May 1991 and held various management positions in marketing and sales until 1995. He held the position of Director of Marketing for the Instruments Business from November 1995 through August 1997, General Manager of Tektronix Canada until May 1999, Vice President of Strategic Initiatives until November 1999, and Vice President of Global Marketing and

Strategic Initiatives until January 2000. He then was appointed Vice President of Worldwide Sales and Marketing, and in March 2001, became Vice President of Worldwide Sales, Service, and Marketing.

James F. Dalton has served as Vice President, General Counsel, and Secretary since April 1997. He is also Vice President of Corporate Development, and was promoted to Senior Vice President in March 2005. Mr. Dalton joined Tektronix in April 1989. He held the position of Business Development Manager from April 1993 through May 1995 and Director of Corporate Development from June 1995 to March 1997.

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

Item 1A.	Risk Factors.

Risks and Uncertainties

Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report. See “Forward-Looking Statements” that precedes Part I of this Form 10-K.

We compete in a cyclical market.

Our business depends on capital expenditures of customers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been cyclical and has experienced periodic downturns, which have had a material adverse impact on the demand for equipment and services manufactured and marketed by us. During periods of reduced and declining demand, we may need to rapidly align our cost structure with prevailing market conditions while at the same time motivate and retain key employees. Our net sales and operating results could be adversely affected by the reversal of any favorable trends or any future downturns or slowdowns in the rate of capital investment in these industries. In addition, the telecommunications industry has been going through a period of consolidation in which several major telecommunications operators and equipment manufacturers have either merged with each other or been acquired. This consolidation activity may affect the overall level of capital expenditures made by these operators for test and measurement equipment, and may also affect the relative competitive position between us and our competitors in this market.

The industries we serve experience rapid changes in technology.

We sell our products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. Our ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because we sell test, measurement and monitoring products that enable our customers to develop new technologies, we must accurately anticipate the ever-evolving needs of those customers and deliver appropriate products and technologies at competitive prices to meet customer demands. Our ability to deliver those products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third-party providers on a timely basis and at reasonable prices. In addition, we face risks associated with designing products and obtaining components that are compliant with the “Restriction of Hazardous Substances” worldwide regulatory provisions, which include removing lead from current and future product designs. We also expect spending for traditional networks to continue to decrease, which requires that we continue to develop products and applications for networks based on emerging next-generation wireless and packet-based technologies and standards. We may not successfully develop or acquire additional competitive products for these emerging technologies and standards. Failure to timely develop or acquire competitive and reasonably priced products that are compliant with evolving regulatory standards could have an adverse effect on our results of operations, financial condition, or cash flows.

Competition is intense, may intensify and could result in increased downward pricing pressure, reduced margins and the loss of market share.

We compete with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies. Other competitors include Anritsu Corporation, Catapult Communications Corporation, Harris Corporation, JDS Uniphase Corporation, LeCroy Corporation, NetHawk Group, Rohde & Schwarz, Spirent Communications, Yokogawa Electric Corporation, and many other smaller companies. In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability, and price. Some of our competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which we compete. We face pricing pressures that may have an adverse impact on our earnings. If we are unable to compete effectively on these and other factors, it could have a material adverse effect on our results of operations, financial condition, or cash flows. In addition, we enjoy a leadership position in various core product categories, and continually develop and introduce new products designed to maintain that leadership, as well as to penetrate new markets. Failure to develop and introduce new products that maintain a leadership position or that fail to penetrate new markets may adversely affect operating results.

We obtain various key components, services and licenses from sole and limited source suppliers.

Our manufacturing operations are dependent on the ability of suppliers to deliver high quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. We periodically experience constrained supply of component parts in some product lines as a result of strong demand in the industry for those parts. We buy a significant portion of our circuit boards from one supplier and a significant portion of our Application Specific Integrated Chips (“ASICs”) from two suppliers. Both circuit boards and ASICs are important components of our products and are built to Tektronix’ specifications. We believe other suppliers could build the circuit boards, however there are a limited number of suppliers that could build ASICs to Tektronix’ specifications. These constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. There is increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results. In addition, we use various sole source components that are integral to a variety of products. Disruption in key sole source suppliers could have a significant adverse effect on our results of operations.

We are dependent on various third-party logistics providers to distribute our products throughout the world. Any disruptions in their ability to ship products to our customers could have a significant adverse effect on our results of operations.

We rely upon software licensed from third parties. If we are unable to maintain these software licenses on commercially reasonable terms, our business, financial condition, results of operations, or cash flow could be harmed.

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

There are additional product risks associated with sales of the network management products. Sales of our network management products often involve large contracts and custom development criteria. Because a significant portion of our total revenues on a quarterly basis is derived from projects requiring explicit acceptance by the customer, product installation and/or development delays could materially harm our financial results for a particular period. Additionally, we may be subject to penalties or other customer claims for failure to meet contractually agreed upon milestones or deadlines, which could include cancellation of an order and impairment of the associated inventory.

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

We maintain operations and conduct business in four major geographies: the Americas, Europe, the Pacific, and Japan. Some of our manufacturing operations and key suppliers are located in foreign countries, including China, where we expect to further expand our operations. As a result, business is subject to the worldwide economic and market condition risks generally associated with doing business globally, such as fluctuating exchange rates; the stability of international monetary conditions; tariff and trade policies; export license requirements and technology export restrictions; import regulations; domestic and foreign tax policies; foreign governmental regulations; political unrest, wars and acts of terrorism; epidemic disease and other health concerns; and changes in other economic and political conditions. These factors, among others, could restrict or adversely affect our ability to sell in global markets, as well as our ability to manufacture products or procure supplies, and could subject us to additional costs. In addition, a significant downturn in the global economy or a particular region could adversely affect our results of operations, financial condition, or cash flows.

Our success depends on our ability to maintain and protect our intellectual property and the intellectual property licensed from others.

As a technology-based company, our success depends on developing and protecting our intellectual property. We rely generally on patent, copyright, trademark and trade secret laws in the United States and abroad. Electronic equipment as complex as most of our products, however, is generally not patentable in its entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that actions we take to establish and protect proprietary rights will be adequate, particularly in countries (including China) where intellectual property rights are not highly developed or protected. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on our results of operations, financial condition, or cash flows. From time to time in the usual course of business, we receive notices from third parties regarding intellectual property infringement or take action against others with regard to intellectual property rights. Even where we are successful in defending or pursuing infringement claims, we may incur significant costs. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on our business.

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

Our defined benefit pension plan obligations are affected by changes in market interest rates and the majority of plan assets are invested in publicly traded debt and equity securities, which are affected by market risks. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may adversely impact our operating results. See “Critical Accounting Estimates — Pension Plans” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Form 10-K below for additional discussion.

Our reported results of operations will be materially and adversely affected by our adoption of SFAS 123R.

Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”), which will be effective in our first quarter of fiscal year 2007, will result in our recognition of substantial compensation expense relating to our stock incentive plan and employee stock purchase plan. We currently use the intrinsic value method to measure compensation expense for stock-based awards to our employees. Under this standard, we generally have not recognized any compensation expense related to stock option grants we issue under our stock incentive plans or the discounts we provide under our employee stock purchase plan. Under the new rules, we will be required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which will lead to substantial additional compensation expense and will have a material adverse effect on our reported results of operations. See Note 4 of the Notes to Consolidated Financial Statements under Part II Item 8 Financial Statements and Supplementary Data of this Report for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

We face other risk factors.

Our business could be impacted by macroeconomic factors. The recent volatility in energy prices and rising interest rates could have a negative impact on the economy overall and could adversely affect our results of operations, financial condition, or cash flows.

Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, the fact that a substantial portion of our sales during a quarter are generated from orders received during that quarter, and significant modifications to existing information systems. If any of these risks occur, they could adversely affect our results of operations, financial condition, or cash flows.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Tektronix’ headquarters and primary manufacturing facilities are located in Beaverton, Oregon. All properties are maintained in good working order and, except for those leased to other companies, are substantially utilized and are suitable for the conduct of its business. Management believes that our facilities are adequate for their intended uses.

The Beaverton facilities are located in a business park (the “Howard Vollum Business Park”), which is owned by Tektronix. The Howard Vollum Business Park includes numerous buildings arranged in a campus-like setting and contains an aggregate of approximately 1.3 million gross square feet of enclosed floor space. Warehouses, production facilities, and other critical operations are protected by fire sprinkler installations. Tektronix leases approximately 241,000 square feet in Richardson, Texas, assumed in the Inet acquisition, of which 213,000 square feet is used for operations and 28,000 square feet is vacant.

Tektronix leases 41,000 square feet of office space in Tokyo, Japan that is used for design, sales, marketing, and administrative activities and leases 11,700 square feet in Ninomiya, Japan for product service and repair. Tektronix leases 100,000 square feet of facilities in Shanghai, China mainly for manufacturing purposes.

Research and development for some video test products using MPEG compression technology, as well as the marketing efforts for those products, occurs at a leased facility located in Cambridge, England. Space is leased in Bristol, England for video test software development. Design and manufacturing space for communications test products is also leased in Berlin, Germany and Padova, Italy. Tektronix owns a facility in Bangalore, India that is used for software design.

Tektronix leases sales and service field offices throughout the world. The following is a summary of worldwide owned and leased space (in square feet):

Location	Owned Space	Leased Space	Total Space

United States:
Beaverton, OR	1,304,094	500	1,304,594
Richardson, TX	—	241,372	241,372
Sales Offices	—	27,249	27,249
Other Americas	—	10,636	10,636
Europe	—	235,627	235,627
Pacific	15,832	233,226	249,058
Japan	—	69,497	69,497
Other	—	43,380	43,380

Totals	1,319,926	861,487	2,181,413

Item 3.	Legal Proceedings.

The U.S. Office of Export Enforcement and the Department of Justice are conducting investigations into Tektronix’ compliance with export regulations with respect to certain sales made in Asia. We are fully cooperating with the investigations. The government could pursue a variety of sanctions against Tektronix, including monetary penalties and restrictions on our exportation of certain products. Based on the status of the investigations as of the date of this report, we do not anticipate that the results of the investigations will have a material adverse effect on Tektronix’ business, results of operations, financial condition, or cash flows.

Tektronix is involved in various other litigation matters, claims, and investigations that occur in the normal course of business, including but not limited to patent, commercial, personnel, and other matters. While the results of such matters cannot be predicted with certainty, we believe that their final outcome will not have a material adverse impact on Tektronix’ business, results of operations, financial condition, or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the security holders of Tektronix during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Tektronix common stock is traded on the New York Stock Exchange under the symbol “TEK.” There were 3,634 shareholders of record as of July 17, 2006, and on that date there were 83,131,753 common shares outstanding. Many of Tektronix’ shares are held by brokers and other institutions on behalf of shareholders, and the number of such beneficial owners represented by the record holders is not known or readily estimable. The closing price on July 17, 2006 was $26.99.

The following table summarizes the high and low closing sales prices for the common stock as reported by the New York Stock Exchange in each quarter during the last two fiscal years:

Quarter	High	Low

Year Ending May 27, 2006:
Fourth Quarter	$36.70	$30.26
Third Quarter	31.41	25.36
Second Quarter	26.63	22.73
First Quarter	25.29	22.56
Year Ending May 28, 2005:
Fourth Quarter	$29.10	$21.17
Third Quarter	31.95	28.00
Second Quarter	33.99	28.35
First Quarter	34.94	26.49

From the first quarter of fiscal year 2000 through the first quarter of fiscal year 2004, Tektronix did not pay a dividend on its common stock. Beginning with the second quarter of fiscal year 2004, Tektronix declared and paid a quarterly cash dividend of $0.04 per common share, for a total of $0.12 per common share for the full fiscal year 2004. The quarterly cash dividend was increased to $0.06 per common share beginning with the second quarter of fiscal year 2005, for a total of $0.22 per common share for the full fiscal year 2005. In fiscal year 2006, Tektronix declared and paid a quarterly cash dividend of $0.06 per common share, for a total of $0.24 per common share for the full fiscal year 2006. Tektronix may or may not pay dividends in the future and, if dividends are paid, Tektronix may pay more or less than $0.06 per share per quarter.

Information required by this item regarding equity compensation plans is included in Note 19 of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data of this report.

Repurchases of Tektronix common stock are made under authorizations totaling $950.0 million approved by the Board of Directors in fiscal years 2000 and 2005. These authorizations allow Tektronix, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date. During fiscal years 2006 and 2005, we repurchased a total of 4.8 million and 7.8 million shares, respectively, at an average price per share of $25.02 and $26.63, respectively, for $120.8 million and $208.4 million, respectively. As of May 27, 2006, we have repurchased a total of 29.8 million shares at an average price of $24.10 per share totaling $718.0 million under these authorizations. The reacquired shares were immediately retired, as required under Oregon corporate law.

Purchases of Tektronix common stock during the fourth quarter ended May 27, 2006 were as follows:

				Cumulative
				Number
				of Shares	Maximum Dollar
	Total	Average		Purchased as	Value of Shares
	Number	Price	Total	Part of Publicly	that May
	of Shares	Paid Per	Amount	Announced Plans	Yet Be
Fiscal Period	Purchased	Share	Paid	or Programs	Purchased

February 26, 2006 to March 25, 2006	—	$—	$—	29,344,279	$246,429,078
March 26, 2006 to April 22, 2006	22,000	34.50	759,108	29,366,279	245,669,970
April 23, 2006 to May 27, 2006	423,500	32.35	13,698,604	29,789,779	$231,971,366

Total	445,500	$32.45	$14,457,712

Item 6.	Selected Financial Data.

The following selected financial data, which were derived from audited consolidated financial statements, should be read in conjunction with Tektronix’ consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K. Earnings from continuing operations include business realignment costs and acquisition related costs (credits) and amortization.

CONSOLIDATED FINANCIAL PERFORMANCE
Amounts in millions, except per share data

	2006 (a)	2005 (a)	2004	2003	2002

Net sales	$1,039.9	$1,034.7	$920.6	$791.0	$810.3
Gross margin %	59.8%	59.8%	56.8%	51.3%	49.4%
Earnings from continuing operations (b) (c)	$90.9	$78.9	$118.2	$35.1	$33.6
Earnings per share:
Continuing operations — basic	$1.09	$0.91	$1.40	$0.40	$0.37
Continuing operations — diluted	$1.08	$0.89	$1.37	$0.40	$0.36
Weighted average shares outstanding:
Basic	83.3	86.8	84.7	87.1	91.4
Diluted	84.4	88.2	86.0	87.4	92.3
Cash dividends declared per share	$0.24	$0.22	$0.12	$—	$—
Total assets	$1,634.1	$1,460.3	$1,348.5	$1,384.7	$1,378.9
Long-term debt, excluding current portion	$—	$0.1	$0.5	$55.0	$57.3

(a)	Financial data for fiscal years 2006 and 2005 included twelve months and eight months, respectively, of the results of operations of Inet which was acquired on September 30, 2004.

(b)	Included business realignment costs of $9.8 million, $3.1 million, $22.8 million, $34.6 million, and $27.0 million for fiscal years 2006, 2005, 2004, 2003, and 2002, respectively.

(c)	Included acquisition related costs (credits) and amortization of $8.6 million, $41.6 million, $(51.0) million, and $3.5 million for fiscal years 2006, 2005, 2004 and 2003, respectively. See Note 5 of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction and Overview

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the operating performance and financial condition of Tektronix. A discussion of our business, including our strategy, products, and competition, is included in Part I of this Form 10-K above.

Business Overview

Tektronix is a leading supplier of test, measurement, and monitoring products, solutions, and services to the communications, computer, and semiconductor industries worldwide. We enable our customers to design, build, deploy, and manage next-generation global communications networks, computing, pervasive, and advanced technologies. We derive revenue principally by developing, manufacturing, and selling a broad range of products and related components, support services, and accessories.

Our strategy is to focus our efforts on select product categories where Tektronix has a market leadership position or where we believe Tektronix can grow to a market leadership position. We have three supporting strategies to drive long term growth: grow market share in core product categories where Tektronix already has a strong market position, leverage existing strengths into adjacent product categories, and expand our addressable market. As a result of investments in this strategy, we believe that near term growth for Tektronix will be driven by an increase in the number of products expected to be introduced across the majority of our product categories, and by our ability to win customers in the transition to modern telecommunication networks.

Tektronix is organized around two business platforms: the Instruments Business and the Communications Business. The Instruments Business includes general purpose test and measurement products and video test, measurement, and monitoring products. The Communications Business includes telecommunications network management solutions and services and network diagnostics products.

We maintain operations and conduct business in four major geographies: the Americas, Europe, the Pacific, and Japan.

Tektronix’ results of operations and financial condition may be affected by a variety of factors. In our opinion, the most significant of these factors include the economic strength of the technology markets into which we sell our products, our ability to develop compelling technology solutions and deliver these to the marketplace in a timely manner, and the actions of competitors. The significant risk factors affecting Tektronix are discussed further in Item 1A Risk Factors of Part I of this Form 10-K above.

The markets that we serve are very diverse and include a cross-section of technology industries. Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector. During the latter part of fiscal year 2003, we began to experience the stabilization of certain markets that had been depressed as a result of the general downturn in the technology sector. Fiscal year 2004 saw a more broad-based recovery. During fiscal year 2005, growth rates moderated as compared to the prior fiscal year. In the fourth quarter of fiscal year 2005 and into the first quarter of fiscal year 2006 orders softened in a number of our product areas and in most regions. Toward the end of the first quarter of fiscal year 2006, our markets began to strengthen and that strengthening continued through the remainder of fiscal year 2006.

We face significant competition in many of the markets in which we sell our products. Tektronix competes on many factors including product performance, technology, product availability, and price. To compete effectively, we must deliver compelling products to the market in a timely manner. Accordingly, we make significant investments into the research and development of new products and the sales channels necessary to deliver products to the market. Even during periods where economic conditions have reduced our revenues, such as those experienced in fiscal years 2002 and 2003, we continued to invest significantly in the development of new products and sales channels. A discussion of our products and competitors is included in Item 1 Business of Part I of this Form 10-K above.

Acquisitions

On September 30, 2004, Tektronix acquired Inet Technologies, Inc., a company that engaged primarily in network monitoring. The acquisition of Inet has further expanded our network management and diagnostics product offerings. The acquisition of Inet is described below in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 13, 2005, Tektronix acquired TDA Systems, a small supplier of time domain software tools for high speed serial data customers. The purchase price was approximately $4.6 million, including $2.1 million in shares of Tektronix common stock and $2.0 million in contingent cash consideration held in escrow to be paid over a two year period.

On November 8, 2005, Tektronix acquired Vqual Ltd., a leading provider of software tools for analysis, test, and optimization of compressed digital media, based in Bristol, England. This acquisition will enable Tektronix to offer its customers a complete suite of in-house compressed video analysis products. The purchase price was approximately $7.4 million and is subject to upward adjustment based on achievement of predetermined sales levels through July 2007.

We provide further details below for the Inet Technologies, Inc. acquisition.

Inet Technologies, Inc.

During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next-generation mobile and fixed networks, including mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks. Inet’s Unified Assurance Solutions enable network operators to simultaneously manage their voice and data services at the network, service, and customer layers by capturing, correlating, and analyzing network wide traffic in real time. Inet’s diagnostic products assist equipment manufacturers and network operators to quickly and cost effectively design, deploy, and maintain current and next-generation networks and network elements. Inet had approximately 500 employees worldwide and had sales of $104 million for the year ended December 31, 2003. Through this acquisition Tektronix significantly enhanced its position in the overall network management and diagnostic market and will accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next-generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS), and VoIP.

Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes primarily related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, are presented below as of May 27, 2006.

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

The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefit from transaction costs	1,209
Other current assets	6,708
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	219,653
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,944)

Total assets acquired, net of deferred income taxes	$543,639

The following table presents the details of the intangible assets purchased in the Inet acquisition as of May 27, 2006:

	(In years)
	Weighted Average		Accumulated
	Useful Life	Cost	Amortization	Net
		(In thousands)

Developed technology	4.8	$87,004	$(30,824)	$56,180
Customer relationships	4.8	22,597	(8,031)	14,566
Covenants not to compete	4.0	1,200	(500)	700
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(39,355)	$82,598

Amortization expense in fiscal years 2006 and 2005 for intangible assets purchased in the Inet acquisition has been recorded on the Consolidated Statements of Operations as follows:

	2006	2005
	(In thousands)

Cost of sales	$18,495	$12,329
Acquisition related costs (credits) and amortization	5,117	3,414

Total	$23,612	$15,743

The amortization expense for fiscal years 2006 and 2005 was for twelve months and eight months, respectively.

The estimated amortization expense of intangible assets purchased in the Inet acquisition in future years will be recorded on the Consolidated Statements of Operations as follows:

		Acquisition Related
	Cost of	Costs (Credits)
	Sales	and Amortization	Total
	(In thousands)

Fiscal Year
2007	$18,495	$5,117	$23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$56,180	$15,266	$71,446

In fiscal year 2005, the $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This write-off was included in acquisition related costs (credits) and amortization on the Consolidated Statements of Operations. The fair value of IPR&D was based on the net present value of estimated future cash flows. Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market. As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete. The total estimated cost to complete these projects was approximately $0.8 million at the acquisition date. In the first quarter of fiscal year 2006, Tektronix had completed these eight research and development projects.

The Consolidated Statements of Operations included the results of operations of Inet since September 30, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at June 1, 2003, the beginning of Tektronix’ fiscal year 2004.

	2005	2004
	(In thousands, except per share amounts)

Pro forma
Net sales	$1,071,333	$1,033,346
Net earnings	112,338	115,890
Earnings per share:
Basic	$1.26	$1.26
Diluted	$1.24	$1.24

The $32.2 million write-off of IPR&D in fiscal year 2005 was excluded from the calculation of net earnings and net earnings per share in the table shown above.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, and it is not intended to be a projection of future results.

Sony/Tektronix Redemption

Prior to September 30, 2002, Tektronix and Sony Corporation (“Sony”) were equal owners of Sony/Tektronix Corporation (“Sony/Tektronix”), a joint venture originally established to distribute Tektronix products in Japan. During the second quarter of fiscal year 2003, we acquired from Sony its 50% interest in Sony/Tektronix through redemption of Sony’s shares by Sony/Tektronix for 8 billion Yen, or approximately $65.7 million at September 30, 2002. This transaction closed on September 30, 2002, at which time we obtained 100% ownership of Sony/Tektronix. Subsequent to the close of this transaction, this subsidiary is referred to as “Tektronix Japan” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations. This transaction was a long-term strategic investment to provide Tektronix with stronger access to the Japanese market and the ability to leverage the engineering resources in Japan. The transaction was accounted for by the purchase method of accounting, and accordingly, beginning on the date of acquisition, the results of operations, financial position, and cash flows of Tektronix Japan were consolidated in Tektronix’ financial statements.

In fiscal year 2006, acquisition related costs associated with the Sony/Tektronix redemption were not significant. In fiscal year 2005, we incurred $2.9 million in costs specifically associated with integrating the operations of this subsidiary, which were largely due to voluntary retention bonuses that began in the fourth quarter of fiscal year 2004 as discussed below. In fiscal year 2004, we incurred $5.0 million in costs specifically associated with integrating the operations of this subsidiary, including $0.6 million for voluntary retention bonuses which we offered to 48 employees in Gotemba, Japan as an incentive to remain with Tektronix while we transitioned Japan manufacturing operations to other locations. Accordingly, we began recognizing a liability of approximately $3.6 million that was accrued ratably over the manufacturing transition period. The costs described above are included in Acquisition related costs (credits) and amortization on the Consolidated Statements of Operations.

In fiscal year 2004, we also restructured the Japan pension plans and recorded a net gain from the restructuring of $36.7 million; sold property located in Shinagawa, Japan, which resulted in a net gain of $22.5 million; and recognized an impairment loss of $3.1 million on assets held for sale located in Gotemba, Japan. These net gains and losses are included in Acquisition related costs (credits) and amortization on the Consolidated Statements of Operations.

Business Realignment Costs

Business realignment costs represent actions to realign our cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels or related to significant acquisitions or divestitures. Business realignment actions taken in recent fiscal years were intended to reduce our worldwide cost structure across all major functions. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. In addition to severance, we incurred other costs associated with restructuring our organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Restructuring actions can take significant time to execute, particularly if they are being conducted in countries outside the United States. We believe that the restructuring actions implemented in recent fiscal years have resulted in the cost savings anticipated for those actions.

Business realignment costs incurred during fiscal year 2006 primarily reflected actions taken in response to softening in orders in some of our product areas at the end of fiscal year 2005 and the beginning of the first quarter of fiscal year 2006. We also took actions to realize business synergies as a result of the acquisition of Inet.

Business realignment costs of $9.8 million during fiscal year 2006 included severance and related costs of $11.1 million for 120 employees, $0.3 million for contractual obligations and a net $1.6 million credit for currency gains primarily related to the closure of three subsidiaries in Europe. At May 27, 2006, liabilities remained for the severance and related benefits of 41 employees.

Business realignment costs of $3.1 million during fiscal year 2005 were primarily for severance and related costs for residual activity in Europe. For fiscal year 2005, business realignment costs included severance and related costs of $2.2 million for 37 employees, $0.9 million for contractual obligations, and $0.2 million for accelerated depreciation of assets, offset by a $0.2 million credit from net accumulated currency translation gains. At May 28, 2005, liabilities of $1.3 million remained for the severance and related benefits of 15 employees for actions taken in fiscal years 2005, 2004, and 2003. The remaining $1.0 million liability was for continuing payments on contractual obligations, some of which span several years.

Business realignment costs of $22.8 million in fiscal year 2004 included $16.7 million of severance related costs for 274 employees mostly located in Europe and the United States and adjustments to estimates in prior fiscal years, $2.6 million for accumulated currency translation losses, net, related to the substantial closure of subsidiaries in Brazil, Australia, Denmark and a surplus facility in China, $1.9 million for contractual obligations for leased facilities in Europe and the United States, and $1.6 million for accelerated depreciation and write-down of assets in Europe and the United States. Annual salary cost savings from actions taken in fiscal year 2004 to reduce employee headcount were $14.7 million.

Activity for the above described actions during fiscal year 2006 was as follows:

		Costs
	Balance	Incurred			Balance
	May 28,	and Other	Cash	Non-cash	May 27,
	2005	Adjustments	Payments	Adjustments	2006
	(In thousands)

Fiscal Year 2006 Actions:
Employee severance and related benefits	$—	$11,142	$(6,275)	$—	$4,867
Contractual obligations	—	259	(259)	—	—
Accumulated currency translation gain, net	—	(1,603)	—	1,603	—

Total	—	9,798	(6,534)	1,603	4,867

Fiscal Year 2005 Actions:
Employee severance and related benefits	568	(143)	(414)	—	11
Contractual obligations	103	49	(152)	—	—

Total	671	(94)	(566)	—	11

Fiscal Year 2004 Actions:
Employee severance and related benefits	681	98	(208)	42	613

Total	681	98	(208)	42	613

Fiscal Year 2003 and 2002 Actions:
Employee severance and related benefits	2	—	—	1	3
Contractual obligations	926	45	(460)	—	511

Total	928	45	(460)	1	514

Total of all actions	$2,280	$9,847	$(7,768)	$1,646	$6,005

Activity for the above described actions during fiscal year 2005 was as follows:

		Costs
	Balance	Incurred			Balance
	May 29,	and Other	Cash	Non-cash	May 28,
	2004	Adjustments	Payments	Adjustments	2005
	(In thousands)

Fiscal Year 2005 Actions:
Employee severance and related benefits	$—	$2,447	$(1,879)	$—	$568
Asset impairments	—	345	—	(345)	—
Contractual obligations	—	525	(639)	217	103
Accumulated currency translation gain	—	(236)	—	236	—

Total	—	3,081	(2,518)	108	671

Fiscal Year 2004 Actions:
Employee severance and related benefits	5,335	(235)	(4,419)	—	681
Asset impairments	—	(97)	—	97	—
Contractual obligations	409	327	(737)	1	—

Total	5,744	(5)	(5,156)	98	681

Fiscal Year 2003 Actions:
Employee severance and related benefits	294	(20)	(272)	—	2
Contractual obligations	1,240	35	(479)	109	905

Total	1,534	15	(751)	109	907

Fiscal Year 2002 Actions:
Employee severance and related benefits	152	9	(161)	—	—
Contractual obligations	54	—	(33)	—	21

Total	206	9	(194)	—	21

Total of all actions	$7,484	$3,100	$(8,619)	$315	$2,280

Activity for the above described actions during fiscal year 2004 was as follows:

		Costs
	Balance	Incurred			Balance
	May 31,	and Other	Cash	Non-cash	May 29,
	2003	Adjustments	Payments	Adjustments	2004
	(In thousands)

Fiscal Year 2004 Actions:
Employee severance and related benefits	$—	$17,351	$(12,016)	$—	$5,335
Asset impairments	—	1,610	—	(1,610)	—
Contractual obligations	—	1,514	(1,105)	—	409
Accumulated currency translation loss, net	—	2,594	—	(2,594)	—

Total	—	23,069	(13,121)	(4,204)	5,744

Fiscal Year 2003 Actions:
Employee severance and related benefits	5,394	(623)	(4,477)	—	294
Asset impairments	—	(53)	—	53	—
Contractual obligations	1,730	447	(1,085)	148	1,240

Total	7,124	(229)	(5,562)	201	1,534

Fiscal Year 2002 Actions:
Employee severance and related benefits	494	172	(514)	—	152
Contractual obligations	434	(57)	(323)	—	54

Total	928	115	(837)	—	206

Other	—	(190)	(9)	199	—

Total of all actions	$8,052	$22,765	$(19,529)	$(3,804)	$7,484

Critical Accounting Estimates

We have identified the “critical accounting estimates,” which are those that are most important to our portrayal of the financial condition and operating results, and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include revenue recognition, contingencies, intangible asset valuation, pension plan assumptions, assessment of the valuation of deferred income taxes and income tax contingencies, and stock-based compensation assumptions.

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

Contracts for our network management solution products often involve multiple deliverables. We determine the fair value of each of the contract deliverables using vendor-specific objective evidence (“VSOE”). VSOE for each element of the contract is based on the price for which we sell the element on a stand-alone basis. In addition to hardware and software products, elements of the contracts include product support services such as the correction of software problems, hardware replacement, telephone access to our technical personnel and the right to receive unspecified product updates, upgrades, and enhancements, when and if they become available. Revenues from these services, including post- contract support included in initial licensing fees, are recognized ratably over the service periods. Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE.

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

Contingencies

We are subject to claims and litigation concerning intellectual property, environmental and employment issues, settlement of contingencies related to prior dispositions of assets, and regulatory actions related to customs and export control matters. Accruals have been established based upon our best estimate of the ultimate outcome of these matters. We review the status of any claims, litigation, and other contingencies on a regular basis, and adjustments are made as additional information becomes available. As of May 27, 2006, $8.8 million of contingencies were recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printing and Imaging Division (“CPID”) described below, $2.0 million for environmental exposures, and $1.8 million for other contingent liabilities. It is reasonably possible that our estimates of contingencies could change in the near term and that such changes could be material to the consolidated financial statements.

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

The $60.0 million of contingencies represented the deferral of a portion of the gain on sale that we believed was not realizable due to certain contingencies contained in the final sale agreement. Of the original $60.0 million of contingencies, $22.6 million has been utilized to settle claims and $32.4 million was recognized in subsequent periods, including $5.4 million in the third quarter of fiscal year 2005. Since January 1, 2000, we have analyzed the amount of deferred gain in relation to outstanding contingencies and recognized additional gain periodically when objective evidence indicated that such contingencies were believed to be resolved.

As of May 27, 2006 and May 28, 2005, the balance of the contingencies related to the CPID disposition was $5.0 million. This contingency may take several years to resolve. We continue to monitor the status of the CPID related contingencies based on information received.

Included in contingent liabilities was $2.0 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus. The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. We currently estimate that the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. We believe that the recorded liability represents the low end of a reasonable range of estimated liability associated with these environmental issues. These costs are expected to be incurred over the next several years. Tektronix is currently awaiting approval of a work plan and risk assessment for a feasibility study from the Oregon Department of Environmental Quality. We expect approval for the work plan and risk assessment and completion of the feasibility study during fiscal year 2007, which could increase our recorded liability. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability.

The remaining $1.8 million of contingency accruals included amounts primarily related to intellectual property, employment issues and regulatory matters. If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from the above described estimates of contingencies.

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we do not amortize goodwill and intangible assets with indefinite useful lives, but we amortize other acquisition related intangibles with finite useful lives.

SFAS No. 142 requires goodwill not to be amortized, but to be reviewed for impairment annually and more frequently if events or circumstances indicate that the goodwill may be impaired. The impairment test uses a two-step process. The first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then the second step is performed to determine the amount of impairment loss, if any. As of May 27, 2006, the balance of goodwill, net was $307.2 million, which was recorded on the Consolidated Balance Sheets. The major component of the goodwill balance was $219.7 million resulting from the Inet acquisition.

For intangible assets with finite useful lives that are not software-related, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the estimated undiscounted cash flow related to these assets decreases in the future or the useful life is shorter than originally estimated, we may incur charges to impair these assets. The impairment would be based on the estimated discounted cash flow associated with each asset. Impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable.

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

We do not amortize intangible assets with indefinite useful lives. However, we reevaluate these intangible assets each reporting period. If we subsequently determine that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. We review nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of May 27, 2006 resulted primarily from the Inet acquisition during the second quarter of fiscal year 2005. Accordingly, the nonamortizable intangible assets were recorded at their fair values and no events or circumstances have arisen that would indicate that the nonamortizable intangible assets may be impaired.

As of May 27, 2006, we had $86.8 million of non-goodwill intangible assets recorded in Other long-term assets on the Consolidated Balance Sheets, which includes intangible assets from the acquisition of Inet, acquired patent intangibles and licenses for certain technology.

We perform our annual goodwill and nonamortizable intangible asset impairment test in the second quarter of each fiscal year. There were no impairment charges associated with goodwill and intangible assets in fiscal years 2006, 2005 and 2004.

Pension Plans

Tektronix offers defined benefit pension plan benefits to employees in certain countries. The Cash Balance pension plan in the United States is our largest defined benefit pension plan. Employees hired after July 31, 2004 do not participate in the U.S. Cash Balance pension plan. We maintain less significant defined benefit plans in other countries including the United Kingdom, Germany, Netherlands, Japan, and Taiwan.

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

We measure pension obligations, fair value of plan assets, and the impact of significant assumptions at the end of each fiscal year. At May 27, 2006, the accumulated benefit obligation was less than the fair value of plan assets for certain pension plans. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we recognized a prepaid pension cost asset due to the overfunded accumulated benefit obligation associated with these plans. Other plans remain in underfunded status and are recorded as a pension liability. At May 27, 2006 the combined total of all Tektronix’ pension plans was in a net underfunded position.

Discount rate assumptions are used to measure pension obligations for the recognition of pension liability and prepaid pension cost on the balance sheet, and for the service cost and interest cost components of net periodic pension cost. The discount rates reflect estimates of the rates at which the pension benefits could be effectively settled. In making those estimates, we evaluate rates of return on high-quality fixed-income investments currently available and expected to be available during the settlement of future pension benefits. The weighted average of discount rates used in determining our pension obligation as of May 27, 2006, was 5.9% as compared to 5.3% at the end of the prior fiscal year.

Discount rates of 6.25% and 5.50% were used as of May 27, 2006 and May 28, 2005, respectively, to determine the projected benefit obligation for the U.S. Cash Balance pension plan. The increase in the discount rate contributed to a reduction in the accumulated benefit obligation for the U.S. Cash Balance Plan such that it was less than the fair value of the plan assets, resulting in an overfunded position. In accordance with SFAS No. 87, “Employers Accounting for Pensions”, as a result of this overfunded position, we eliminated the associated additional minimum pension liability, eliminated the charge to other comprehensive income, and recognized a prepaid pension cost asset. The prepaid pension cost asset primarily reflects cumulative unrecognized losses on plan assets, and historical changes in the discount rate and other actuarial assumptions, and is being amortized to the income statement. See Note 26 “Benefit Plans” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further information.

A decrease of 25 basis points in the discount rate as of May 27, 2006 would increase the projected benefit obligation for the U.S. Cash Balance pension plan by $9.2 million, which could affect the funded status of the plan. This decrease of 25 basis points in the discount rate would not significantly increase pension expense.

The long-term rate of return on plan assets assumption is applied to the market-related value of plan assets to estimate income from return on plan assets. This income from return on plan assets offsets the various cost components of net periodic pension cost. The various cost components of net periodic pension cost primarily include interest cost on accumulated benefits, service cost for benefits earned during the period, and amortization of unrecognized gains and losses. Cumulative income recognized from the long-term rate of return on plan assets assumption has differed materially from the actual returns on plan assets. This has resulted in a net unrecognized loss on plan assets. The amount of net pension expense recognized has increased from prior periods primarily due to higher amortization of previously unrecognized losses resulting from the decline in the fair value of plan assets. To the extent this unrecognized loss is not offset by future unrecognized gains, there will continue to be a negative impact to net earnings as this amount is amortized as a cost component of net periodic pension cost.

Our estimated weighted average long-term rate of return on plan assets for all plans for fiscal year 2006 is approximately 8.3%. A one percentage point change in the estimated long-term rate of return on plan assets would have resulted in a change in operating income of $6.0 million for fiscal year 2006.

During fiscal year 2006, we made voluntary contributions of $48.4 million to the U.S. Cash Balance pension plan and $6.4 million to the United Kingdom pension plan. Depending on the market performance of the pension plans assets, we may make additional cash contributions to the plans in the future.

We will continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and will make adjustments to the assumptions as appropriate. Net pension expense was $10.9 million in fiscal year 2006, which included the effect of the recognition of service cost, interest cost, the expected return on plan assets, and amortization of a portion of the unrecognized loss noted above. Net pension expense was allocated to Cost of sales, Research and development, and Selling, general and administrative expenses on the Consolidated Statements of Operations.

Income Taxes

We are subject to taxation from federal, state, and international jurisdictions. Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any fiscal year are ultimately determined long after the financial statements have been published. We maintain reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state, and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions, and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions but can also be affected by changes in applicable tax law or other factors, which could cause us to believe a revision of past estimates is appropriate.

In April of 2005, we reached a preliminary agreement with the Internal Revenue Service (“IRS”) with respect to its examination of Tektronix’ fiscal years 2001, 2002, and 2003. At that time, we made a payment of $12.7 million with respect to this audit pending final approval of the audit findings from the congressional Joint Committee on Taxation. In August of 2005, we were notified that the congressional Joint Committee on Taxation had completed its review, and had accepted the conclusions contained in the IRS Audit Report associated with the examination of those fiscal years. The settlement of this audit resulted in a net decrease of approximately $2.0 million of related reserves.

We are subject to ongoing examinations of our tax returns by the IRS and other tax authorities in various jurisdictions. The liabilities associated with fiscal years subject to income tax audits will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense on the Consolidated Statements of Operations in the period of the event. We believe that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are regularly reviewed for their adequacy and appropriateness.

Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. At the end of fiscal year 2005, we maintained a valuation allowance against certain deferred tax assets, primarily foreign tax credit carryforwards. During fiscal year 2006, we were able to utilize the majority of these foreign tax credit carryforwards due to the financial results in various geographies and identified tax planning strategies. As of May 27, 2006, a valuation allowance of $1.7 million was maintained for selective foreign net operating loss and credit carryforwards because we do not expect to have significant taxable income in the relevant jurisdiction in future periods to realize the benefit of these deferred tax assets. We have not established valuation allowances against other deferred tax assets based on identified tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

Stock-based Compensation

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This new pronouncement, as interpreted, requires compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123R covers a wide range of share-based compensation arrangements including stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee stock purchase plans. SFAS No. 123R replaces SFAS No. 123, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.”

We currently account for stock options according to APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

Beginning in the first quarter of fiscal year 2007, Tektronix will adopt the provisions of SFAS No. 123R under the modified prospective transition method using the Black-Scholes option pricing model. This new standard requires a number of subjective and complex assumptions including stock price volatility, employee exercise behavior and patterns, and related tax effects. We continue to evaluate the requirements and impact of SFAS No. 123R on our consolidated financial statements.

RESULTS OF OPERATIONS

	For the Fiscal Years Ended			% Change
	May 27,	May 28,	May 29,	FY2006 v	FY2005 v
	2006	2005	2004	FY2005	FY2004
	(In thousands, except per share amounts)

Product orders	$1,066,176	$945,308	$907,757	13%	4%
Product backlog at end of year	244,637	171,229	142,250	43%	20%

Net sales	$1,039,870	$1,034,654	$920,620	1%	12%
Cost of sales	418,428	415,878	397,577	1%	5%

Gross profit	621,442	618,776	523,043	0%	18%

Gross margin	59.8%	59.8%	56.8%
Research and development expenses	183,414	163,474	130,386	12%	25%
Selling, general and administrative expenses	302,344	300,925	277,993	0%	8%
Business realignment costs	9,847	3,100	22,765	>100%	(86)%
Acquisition related costs (credits) and amortization	8,567	41,553	(51,025)	(79)%	*
Loss (gain) on disposition of assets, net	(1,433)	(1,700)	1,134	(16)%	*

Operating income	118,703	111,424	141,790	7%	(21)%
Interest income	13,585	17,144	21,565	(21)%	(21)%
Interest expense	(483)	(820)	(2,208)	(41)%	(63)%
Other non-operating income (expense), net	(3,377)	(3,564)	6,165	(5)%	*

Earnings before taxes	128,428	124,184	167,312	3%	(26)%
Income tax expense	37,536	45,333	49,087	(17)%	(8)%

Net earnings from continuing operations operations	90,892	78,851	118,225	15%	(33)%
Gain (loss) from discontinued operations, net of income taxes	1,463	2,745	(2,130)	(47)%	*

Net earnings	$92,355	$81,596	$116,095	13%	(30)%

Earnings (loss) per share:
Continuing operations — basic	$1.09	$0.91	$1.40	20%	(35)%
Continuing operations — diluted	$1.08	$0.89	$1.37	21%	(35)%
Discontinued operations — basic	$0.02	$0.03	$(0.03)	(33)%	*
Discontinued operations — diluted	$0.02	$0.03	$(0.02)	(33)%	*
Net earnings — basic	$1.11	$0.94	$1.37	18%	(31)%
Net earnings — diluted	$1.09	$0.93	$1.35	17%	(31)%
Weighted average shares outstanding
Basic	83,323	86,803	84,720
Diluted	84,381	88,151	86,038

*	not meaningful

Fiscal Year 2006 Compared to Fiscal Year 2005

Fiscal years 2006 and 2005 each included 52 weeks. Fiscal year 2006 included a full year of results of operations from the acquisition of Inet, while fiscal year 2005 included only eight months of Inet results.

Executive Summary

Fiscal year 2006 began with a mixed market environment. In the first quarter we saw orders growth in some product lines and decline in others. In the second quarter, business levels improved and orders grew sequentially in the second quarter and in the subsequent quarters. For the fiscal year, orders were $1.07 billion and sales were $1.04 billion, the highest annual orders and sales levels since fiscal year 2001. These results were primarily due to the strength of new products in our Instruments Business, our ability to win large orders in our Communications Business, and the impact of a full year of business from the Inet acquisition. Orders grew 13% compared to fiscal year 2005. Sales increased just slightly over the prior fiscal year, but backlog increased by over $73.4 million. Earnings increased year over year to $92.4 million from $81.6 million in the prior fiscal year driven primarily by a reduction in acquisition related expenses, partly offset by an increase in engineering and selling, general and administrative expenses.

Product Orders

The following table presents product orders from Instruments Business and Communications Business:

	Fiscal Years Ended
	May 27,	May 28,
	2006	2005	% Change
	(In thousands)

Instruments Business	$746,512	$737,268	1%
Communications Business	319,664	208,040	54%

Total product orders	$1,066,176	$945,308	13%

For fiscal year 2006, orders increased by $120.9 million or 13% from the prior fiscal year. Instruments Business orders increased 1% while Communications Business orders increased 54%. Of the $120.9 million, $49.1 million was driven by a full year of impact from the Inet acquisition, as compared to only eight months of Inet orders in fiscal year 2005. In fiscal year 2006, the U.S. Dollar strengthened against major foreign currencies, reducing fiscal year 2006 orders by $21.4 million as compared to the prior fiscal year.

Prior to fiscal year 2006, Communications Business orders excluded service and maintenance renewal orders. Beginning in the first quarter of fiscal year 2006, we included service renewal orders for our network management products in our reported orders and backlog. Accordingly, prior fiscal year comparative periods have been adjusted to reflect orders and backlog under this same definition. Orders for each business are discussed separately below.

Instruments Business

Orders for Instruments Business products consist of cancelable customer commitments to purchase currently produced products with delivery scheduled generally within six months of being recorded. Instruments Business orders exclude service and repair orders placed separately from the product orders.

During fiscal year 2006, Instruments Business product orders increased by $9.2 million or 1% from the prior fiscal year. Instruments Business was impacted by the market softening that began in the fourth quarter of fiscal year 2005 and continued into the first quarter of fiscal year 2006. In addition, there may have been a competitive impact on some product areas during fiscal year 2006. In the first quarter of fiscal year 2006, Instruments Business orders declined compared to the same period in the prior fiscal year. In the second quarter of fiscal year 2006, business levels improved which resulted in second quarter orders that were comparable to the same quarter in fiscal year 2005. In the third quarter of fiscal year 2006, we believe we strengthened our competitive position with the introduction of more new products. For the third and fourth quarters of fiscal year 2006, orders growth was 8% and 7%, respectively, compared to the same periods in the prior fiscal year.

Communications Business

Orders for Communications Business products consist of cancelable customer commitments to purchase network management and diagnostic solutions with delivery scheduled generally within six months of being recorded. Large network management orders typically involve multiple deliverables which may be delivered over a period longer than six months.

Prior to fiscal year 2006, Communications Business orders excluded service and maintenance renewal orders. Beginning in the first quarter of fiscal year 2006, we included service renewal orders for our network management products in our reported orders and backlog. Accordingly, prior fiscal year comparative periods have been adjusted to reflect orders and backlog under this same definition. The majority of our network management service renewals have contract periods of one year. Revenue for these orders is recognized ratably over the contract period. Any unrecognized portion of these orders is included as a component of order backlog. The unrecognized portion of service contracts that have been billed is included in Deferred revenue on the Condensed Consolidated Balance Sheets.

During fiscal year 2006, Communications Business orders increased by $111.6 million, or 54% from the prior fiscal year. The majority of the growth was driven by the success of our network management product offerings in a strong telecommunications market. We received a number of individually large orders in fiscal year 2006 in the network management business. Orders in the remaining portion of the Communications Business declined by 1% for fiscal year 2006 as compared to the prior fiscal year, primarily due to some softness in the mobile diagnostics segment of the market and some competitive impact. In addition, fiscal year 2006 reflected twelve months of orders from the Inet acquisition as compared to only eight months in the prior fiscal year. The impact of the additional four months was $49.1 million.

The following table presents total product orders by region:

	Fiscal Years Ended
	May 27,	May 28,
	2006	2005	% Change
	(In thousands)

United States	$358,988	$319,136	12%
International	707,188	626,172	13%

Total product orders	$1,066,176	$945,308	13%

For fiscal year 2006, orders in the United States grew 12% compared to fiscal year 2005. Growth internationally was 13% for the same period. The growth was driven by the additional four months of Inet results and our success at winning orders from telecommunication companies investing in next-generation networks. Excluding Inet, orders in the United States and in International regions increased just slightly in fiscal year 2006 as compared to fiscal year 2005, with 0.4% and 1.2% orders growth respectively, in those regions. The flat orders were driven by the same factors that impacted Instruments Business orders and the non-Inet portion of the Communications Business, both discussed above.

Net Sales

Changes in net sales are impacted by changes in product orders and changes in product backlog levels, as well as currency fluctuations and other adjustments that impact the timing of revenue recognition, especially revenue associated with our network management products. For more information on revenue recognition, refer to the discussion in Critical Accounting Estimates. In addition to product sales, net sales also include service revenues and sales from Maxtek, our wholly-owned components manufacturing subsidiary that produces components for external customers as well as Tektronix.

Consolidated net sales of $1.04 billion during fiscal year 2006 increased by less than 1% over the prior fiscal year. Sales increased by less than orders due to an increase in backlog in the current fiscal year and a decrease in backlog in the prior fiscal year, excluding the impact of backlog acquired in the Inet acquisition. Backlog is discussed in greater detail below.

Total product backlog at May 27, 2006 was $244.6 million, an increase of $73.4 million in the current fiscal year, as compared to a decrease of $26.6 million in the prior fiscal year, excluding the impact of $55.6 million of Inet backlog acquired in fiscal year 2005 without corresponding orders. Excluding backlog associated with Inet products, product backlog was $102.5 million at May 27, 2006, an increase of $5.2 million in the current fiscal year, as compared to a decrease of $44.9 million in the prior fiscal year. A large majority of the unfilled orders will be delivered to customers within one year. In our network management business, we may receive orders that include a multi-year service contract or where we are required to perform development that could delay delivery of all or a portion of an order beyond the upcoming fiscal year.

Product backlog levels are affected by the timing of product orders received within the fiscal year and the delivery of those products. The geographical distribution of sales is directly correlated to the geographical distribution of orders. However, as we increase or decrease the level of product backlog within any given fiscal year, this direct correlation may vary. We maintain a general target for backlog for our general purpose test, video test, and network diagnostic products of 6 to 8 weeks. Backlog for our network management products, which are subject to software customization, installation and customer acceptance before revenue is recognized, is generally 6 to 12 months.

Gross Profit and Gross Margin

Gross profit of $621.4 million increased $2.7 million for fiscal year 2006 as compared to the prior fiscal year. Gross profit increased largely due to the increase in net sales, a reduction in incentives expenses, and an improvement in product mix in fiscal year 2006 compared to the prior fiscal year. These improvements were partially offset by higher amortization of acquisition related intangibles due to a full-year of Inet business; higher sustaining engineering expense driven by the “Restriction of Hazardous Substances” worldwide regulatory provisions; and higher freight and duty driven by an increase in manufacturing outside of the United States.

Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for fiscal year 2006 was 59.8%, the same as for fiscal year 2005. Gross margin is affected by a variety of factors including product cost, mix of product shipments, sales volumes, product pricing, foreign currency, inventory impairments and other costs such as warranty repair, sustaining engineering, and freight and duty. Unfavorable currency impacts, increased freight and duty, sustaining expenses, and higher amortization of acquisition related intangibles were offset by the slightly higher volume, better product mix, and lower incentives in fiscal year 2006 as compared to fiscal year 2005. New products introduced late in fiscal year 2006 had initially higher production costs than expected in the long term. We expect the higher production costs to normalize over the first two quarters of fiscal year 2007.

Amortization of acquisition related intangibles charged to cost of sales increased $6.6 million in fiscal year 2006. The increase was largely attributed to twelve months of amortization of Inet intangibles in fiscal year 2006 as compared to eight months in fiscal year 2005. Gross margin was favorably impacted by $2.0 million in fiscal year 2006 as compared to fiscal year 2005 due to lower inventory step-up adjustments to fair value from the Inet acquisition. For additional information on the amortization of acquisition related intangible assets see the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Expenses

Operating expenses include research and development expenses; selling, general and administrative expenses; business realignment costs; acquisition related costs (credits) and amortization; and net gains and losses from the sale of fixed assets. Each of these categories of operating expenses is discussed further below. It should be noted that although a portion of operating expenses is variable and therefore will fluctuate with operating levels, many costs are fixed in nature and are therefore subject to increase due to inflation and annual labor cost increases. Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat or declining. Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure.

Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools. Such costs include labor and employee benefits, contract services, materials, equipment and facilities. R&D expenses were $183.4 million during fiscal year 2006, an increase of $19.9 million as compared to the prior fiscal year. This increase was primarily attributable to the impact of the additional four months of Inet R&D expenses in the current fiscal year as compared to the prior fiscal year.

We continuously invest in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process. At times, Tektronix may focus certain engineering resources on the maintenance of the current product portfolio (sustaining engineering), which is expensed in Cost of goods sold on the Consolidated Statements of Operations.

Selling, general and administrative (“SG&A”) expenses were $302.3 million during fiscal year 2006, an increase of $1.4 million, as compared to the prior fiscal year. This increase was primarily attributable to the impact of the additional four months of Inet SG&A expenses in the current fiscal year as compared to the prior fiscal year partially offset by an $11.1 million decrease in SG&A expense in the remainder of the business. The decrease is primarily due to lower litigation expense and lower discretionary spending.

Acquisition related costs (credits) and amortization are incurred as a direct result of the integration of significant acquisitions. The acquisition related costs of $8.6 million for fiscal year 2006 primarily related to the acquisition of Inet and represented the amortization of acquired intangible assets and transition costs. Acquisition related costs in fiscal year 2005 of $41.6 million included a $32.2 million write-off of IPR&D, $3.4 million for amortization of intangible assets, $2.2 million for transition expenses and $0.8 million for amortization of unearned stock-based compensation resulting from the Inet acquisition accounting. The Inet purchase price and the allocation of the purchase price are discussed in the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Also included in fiscal year 2006 were transition expenses of $0.4 million related to our redemption of Sony/Tektronix in fiscal year 2003, and $0.7 million related to other acquisitions. The transition expenses of $0.4 million in fiscal year 2006 and $2.9 million in fiscal year 2005 related to our redemption of Sony/Tektronix in fiscal year 2003 primarily reflected the accrual for voluntary retention bonuses offered to certain employees in Gotemba, Japan as an incentive to remain with Tektronix while we completed our plan to transition manufacturing operations to other locations.

A tabular summary of the activity in Acquisition related costs (credits) and amortization for fiscal years 2006, and 2005 was as follows:

	2006	2005
	(In thousands)

Inet Acquisition:
Write-off of IPR&D	$—	$32,237
Amortization of acquired intangible assets	5,117	3,414
Amortization of unearned stock-based compensation	339	785
Transition costs	1,955	2,224
Sony/Tektronix Redemption:
Transition costs	447	2,893
Other acquisitions:
Write-off of IPR&D	365	—
Amortization of acquired intangible assets	77	—
Transition costs	267	—

Acquisition related costs (credits) and amortization	$8,567	$41,553

Business realignments costs represent actions to realign Tektronix’ cost structure in response to significant changes in operating levels or a significant acquisition or divestiture. These costs primarily comprise severance costs for reductions in employee headcount and costs associated with the closure of facilities and subsidiaries. In recent years, business realignment costs have primarily been associated with the realignment of Tektronix’ cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with Tektronix’ redemption of Sony/Tektronix. In many cases, and especially in foreign countries, these actions may take significant time to execute.

During fiscal year 2006 Tektronix incurred business realignment costs of $9.8 million, an increase from expense of $3.1 million in the prior fiscal year. The increase from the prior fiscal year is primarily the result of actions to realize business synergies associated with the Inet acquisition and expenses incurred in Japan. For a full description of the components of business realignment costs please refer to the Business Realignment Costs section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net gain on disposition of assets during fiscal year 2006 was primarily due to the sale of property located in Nevada City, California. Net proceeds of $2.1 million were received from the sale of the Nevada City assets with a carrying value of $0.5 million, resulting in a gain on sale of $1.6 million. This gain was partially offset by losses on asset dispositions incurred in the ordinary course of business.

Non-Operating Income/Expense

Interest income was $13.6 million during fiscal year 2006, a decrease of 21% from the prior fiscal year. The decrease in interest income was due to a lower average balance of cash and investments during the current fiscal year resulting from our use of cash for planned pension funding, the repurchase of Tektronix common stock, and the payout of incentives accrued in the prior fiscal year, partially offset by higher yields on invested cash.

Interest expense during fiscal years 2006 and 2005 was not significant.

During fiscal year 2006, we incurred Other non-operating expense, net of $3.4 million as compared to $3.6 million in the prior fiscal year. The decrease in Other non-operating expense, net was due to lower litigation expense in the current fiscal year as compared to the prior fiscal year, as well as a gain of $2.7 million that was realized in fiscal year 2005 from the sale of 1.4 million shares of Tut Systems, Inc. common stock.

Income Taxes

Income tax expense for fiscal year 2006 was $37.5 million, which represents an effective tax rate of 29%. This included the impact of purchase accounting adjustments from the Inet acquisition, such as the amortization of acquisition related items, as well as the generation of research credits and the utilization of previously impaired foreign tax credit carryovers. Excluding the impact of the Inet purchase accounting adjustments, the effective tax rate for fiscal year 2006 was 30%, the same as for fiscal year 2005. Given the utilization of foreign tax credit carryovers in fiscal year 2006, and the expiration of the R&D tax credit legislation at the end of calendar year 2005, the effective tax rate could increase in future periods, offset by our ability to identify and implement various tax strategies.

The effective tax rate is impacted by a variety of estimates, including the amount of taxable income for the fiscal year, the mix of that income between foreign and domestic sources, and the estimate of tax benefits to be received from the extraterritorial income exclusion, the domestic manufacturer’s deduction, and federal and state research credits. In addition, the effective tax rate is impacted by the conclusion of audits by taxing jurisdictions, which may differ from previous estimates associated with the audits. To the extent our estimates and other amounts or circumstances change, the effective tax rate may change accordingly.

Discontinued Operations

The gain from discontinued operations during fiscal year 2006 was $1.5 million associated with the resolution of a contingency and an insurance settlement. The net gain from discontinued operations during fiscal year 2005 primarily resulted from the resolution of certain contingencies associated with the sale of CPID which is described under “Critical Accounting Estimates — Contingencies.”

See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further discussion of discontinued operations.

Net Earnings

For fiscal year 2006, we recognized consolidated net earnings of $92.4 million, an increase of $10.8 million from net earnings of $81.6 million for fiscal year 2005. Earnings increased year over year due to a reduction in acquisition related expenses, partly offset by an increase in R&D, SG&A, and business realignment costs.

Earnings Per Share

The increase in earnings per share was a result of the increased net earnings discussed above, and to a lesser extent, due to lower weighted average shares outstanding in the current fiscal year which included shares issued for employee stock plans offset by share repurchases.

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

From a regional standpoint, we saw the strongest growth in our core business year over year in Japan and the Pacific. The United States region orders decreased largely due to the discontinuation of the Rohde & Schwarz distribution agreement, and Europe region orders increased year over year due to the addition of the Inet products. The weakness of the U.S. Dollar against major foreign currencies, such as the Euro and Yen, during fiscal year 2005 also had a favorable impact on the overall value of orders and sales.

We incurred significantly less business realignment costs during fiscal year 2005 as compared to fiscal year 2004. Many of the costs incurred during fiscal years 2005 and 2004 were associated with actions that were identified in previous fiscal years, but for which sufficient action had not yet been taken to support the recognition of the associated expense. These actions were identified in previous fiscal years as a result of reduced levels of orders and associated sales. Restructuring actions can take significant time to execute, particularly if they are being conducted in countries outside the United States.

Acquisition of Inet Technologies, Inc.

We completed the acquisition of Inet on September 30, 2004. Accordingly, the results of operations for fiscal year 2005 included eight months of activity from this business. As there was no Inet-related activity in previous fiscal years, an understanding of the impact from the acquisition of Inet is an important component to understand fiscal year 2005 results of operations. In our description of the results of operations that follow, we quantified the impact of the Inet acquisition where meaningful.

Discontinuation of Rohde and Schwarz Distribution Agreement

On March 18, 2004, we announced the discontinuation of an existing distribution agreement with Rohde and Schwarz (“R&S”), under which Tektronix served as the exclusive distributor for R&S’ communication test products in the United States and Canada. The discontinuation of this distribution agreement was effective June 1, 2004. Tektronix had served in this distribution role for R&S since October 1993. Substantially all product backlog related to R&S distributed product at the end of fiscal year 2004 was shipped and recognized as revenue during the first quarter of fiscal year 2005. Accordingly, we did not derive significant revenue from the shipment of R&S products in quarters after the first quarter of fiscal year 2005. During fiscal years 2005 and 2004, we generated net sales of $23.1 million and $87.3 million, respectively, from R&S distributed products. As Tektronix was a distributor of these products, the corresponding sales generated lower gross margins compared to sales of products manufactured by Tektronix. During fiscal year 2005 and 2004, gross margins on these distribution sales were 27.3% and 22.3%, respectively.

Product Orders

The following table presents product orders from Instruments Business and Communications Business:

	Fiscal Years Ended
	May 28,	May 29,
	2005	2004	% Change
	(In thousands)

Instruments Business	$737,268	$682,331	8%
Communications Business	208,040	225,426	(8)%

Total product orders	$945,308	$907,757	4%

Beginning in the first quarter of fiscal year 2006, we included service renewal orders for our network management products in our reported orders and backlog. Accordingly, prior fiscal year comparative periods have been adjusted to reflect orders and backlog under this same definition. Orders for each business are discussed separately below.

During fiscal year 2005, total product orders increased by $37.6 million, or 4%, from the prior fiscal year. The increase in product orders was attributable to the net impact of additional orders of $104.8 million from the acquisition of Inet, and growth in our other product categories, primarily driven by growth in our Instruments Business, partially offset by a decrease in orders from the discontinuation of the R&S distribution agreement. Growth in Instruments Business was primarily attributable to good acceptance of new products, particularly our oscilloscope and logic analyzer products, and improvement in the underlying markets. In addition, product orders were favorably impacted by the weaker U.S. Dollar, which resulted in approximately $18.8 million of product order growth over the prior fiscal year.

Instruments Business

Orders for Instruments Business products consist of cancelable customer commitments to purchase currently produced products with delivery scheduled generally within six months of being recorded. Instruments Business orders exclude service and repair orders placed separately from the product orders.

During fiscal year 2005, Instruments Business product orders increased by $54.9 million or 8% from the prior fiscal year. The growth was primarily attributable to good acceptance of new products and improvement in the underlying markets, especially in the first three quarters of fiscal year 2005. The market softening that began in the fourth quarter of fiscal year 2005 was reflected in mixed orders results in the Instruments Business, with some product lines showing orders growth and others decline as compared to the same quarter in the prior fiscal year.

Communications Business

Orders for Communications Business products consist of cancelable customer commitments to purchase network management and diagnostic solutions with delivery scheduled generally within six months of being recorded. Large network management orders typically involve multiple deliverables which may be delivered over a period longer than six months.

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

During fiscal year 2005, Communications Business orders decreased by $17.4 million or 8% from the prior fiscal year. This decrease in orders was driven primarily by the discontinuation of the Rohde and Schwarz distribution agreement at the end of fiscal year 2004. Orders for R&S products were $96.2 million in fiscal year 2004. In addition, there were some individually large orders for network diagnostics products in fiscal year 2004 that did not repeat in fiscal year 2005. These decreases in orders were partially offset by the impact of eight months of orders in fiscal year 2005 from the Inet acquisition.

The following table presents total product orders by region:

	Fiscal Years Ended
	May 28,	May 29,
	2005	2004	% Change
	(In thousands)

United States	$319,136	$374,094	(15)%
International	626,172	533,663	17%

Total product orders	$945,308	$907,757	4%

International product orders increased 17% while product orders in the United States decreased 15%. International growth occurred in Europe, the Pacific and Japan. Growth in Europe was primarily attributable to the acquisition of Inet, which has significant large customers in that region. In addition, Europe was favorably impacted by fluctuations in the foreign exchange rate of the Euro against the U.S. Dollar. Excluding the additional products from Inet, European orders declined slightly year over year. The growth in our international regions was largely offset by the decline in the United States. The primary factor that caused the decline in the United States was the discontinuation of the R&S distribution agreement, under which we distributed the R&S products in North America, primarily in the United States. The decline in the United States associated with R&S was partially offset by orders from Inet-related products.

Net Sales

Changes in net sales are impacted by changes in product orders and changes in product backlog levels, as well as currency fluctuations and other adjustments that impact the timing of revenue recognition, especially revenue associated with our network management products. For more information on revenue recognition, refer to the discussion in Critical Accounting Estimates. In addition to product sales, net sales also include service revenues and sales from Maxtek, our wholly-owned components manufacturing subsidiary that produces components for external customers as well as Tektronix.

Consolidated net sales of $1.03 billion during fiscal year 2005 increased by 12% over the prior fiscal year. International net sales increased 20% as compared to the prior fiscal year and net sales in the United States increased 2%. The increase in net sales in both the United States and internationally was largely due to additional sales from Inet-related products and changes in backlog of Tektronix other products, discussed below, partially offset by a reduction in sales related to the discontinuation of the R&S distribution agreement. The weakening of the U.S. Dollar against major foreign currencies also had an $18.6 million favorable impact on net sales. In addition to product sales, net sales also include service revenues and sales from Maxtek, our wholly-owned components manufacturing subsidiary that produces components for external customers as well as for Tektronix.

Total product backlog at May 28, 2005 was $171.2 million, an increase of $29.0 million in fiscal year 2005 as compared to an increase of $37.8 million in the prior fiscal year. This ending backlog included $55.6 million of backlog acquired with Inet without corresponding orders. Excluding backlog associated with Inet and R&S distributed products, product backlog was $97.3 million at May 28, 2005, a decrease of $22.0 million in fiscal year 2005 as compared to an increase of $29.5 million in the prior fiscal year.

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

Gross Profit and Gross Margin

Gross profit for fiscal year 2005 was $618.8 million, an increase of 18% over the prior fiscal year. The increase in gross profit was attributable to the increase in sales volume in fiscal year 2005 as well as the increase in gross margin on those sales.

Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for fiscal year 2005 was 59.8%, an increase of 3.0 points over the prior fiscal year. Gross margin is affected by a variety of factors including, among other items, mix of product shipments, sales volumes, product pricing, foreign currency, inventory impairments and other costs such as warranty repair and sustaining engineering. The improvement in gross margin in fiscal year 2005 was primarily attributable to favorable product mix, largely related to the decline in sales of lower margin R&S products. Also contributing to the year-over-year increase was $13.9 million resulting from the favorable impact of changes in foreign currency exchange rates.

The improvements in gross margin in fiscal year 2005 were partially offset by $14.8 million from charges resulting from the acquisition of Inet, which primarily included the amortization of acquisition related intangible assets. For additional information on the amortization of acquisition related intangible assets see the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During fiscal year 2005 and 2004, gross margins on R&S distribution sales were 27.3% and 22.3%, respectively. As noted above, we discontinued acting as the distributor of these products in the United States and Canada effective June 1, 2004.

Operating Expenses

Operating expenses include research and development expenses; selling, general and administrative expenses; business realignment costs; acquisition related costs (credits) and amortization; and net gains and losses from the sale of fixed assets. Each of these categories of operating expenses is discussed further below. It should be noted that although a portion of operating expenses is variable and therefore will fluctuate with operating levels, many costs are fixed in nature and are therefore subject to increase due to inflation and annual labor cost increases. Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat or declining. Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure.

Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools. Such costs include labor and employee benefits, contract services, materials, equipment and facilities. R&D expenses were $163.5 million during fiscal year 2005, an increase of 25% as compared to the prior fiscal year. This increase was primarily attributable to the impact of consolidating eight months of Inet R&D expenses in fiscal year 2005 as compared to the prior fiscal year as well as higher labor related expense and elevated levels of spending on new product development. Approximately $20.9 million of the increase in fiscal year 2005 was due to the inclusion of R&D expenses from the Inet acquisition. The remaining increase in fiscal year 2005 was primarily attributable to increased spending on new product development. Labor related spending increased approximately $6.3 million.

We continuously invest in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process. At times, Tektronix may focus certain engineering resources on the maintenance of the current product portfolio (sustaining engineering), which is expensed in Cost of goods sold on the Consolidated Statements of Operations. During fiscal year 2005 we used proportionally more of these engineering resources in new product development, thereby increasing research and development expense. Additionally, we incurred higher expenses associated with engineering materials as a result of the current projects’ stages of development. As Tektronix was a distributor of R&S products, there was no research and development expense associated with the sale of these products.

Selling, general and administrative (“SG&A”) expenses were $300.9 million during fiscal year 2005, an increase of 8% as compared to the prior fiscal year. This increase in SG&A was primarily attributable to additional expense of $20.4 million associated with the consolidation of the results of operations of Inet for eight months in fiscal year 2005.

The increase in SG&A, not resulting from the Inet acquisition, in fiscal year 2005 of $2.5 million was largely attributable to increased spending on our project to comply with the provisions of Section 404 of Sarbanes-Oxley Act of 2002. The increase on the overall SG&A expenses was offset by lower spending in other areas, largely related to lower commissions and other incentives in fiscal year 2005 due to the strong performance in the prior fiscal year comparable periods.

Acquisition related costs (credits) and amortization are incurred as a direct result of the integration of significant acquisitions. The acquisition related costs of $41.6 million for fiscal year 2005 primarily related to the acquisition of Inet. These Inet acquisition related costs included the $32.2 million write-off IPR&D, $3.4 million for amortization of intangible assets, $2.2 million for transition expenses and $0.8 million for amortization of unearned stock-based compensation resulting from the Inet acquisition accounting. The Inet purchase price and the allocation of the purchase price are discussed in the Acquisition of Inet Technologies, Inc. section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Also included in fiscal year 2005 were transition expenses of $2.9 million related to our redemption of Sony/Tektronix in fiscal year 2003 mostly to accrue for voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with Tektronix while we completed our plan to transition manufacturing operations to other locations. Accordingly, Tektronix recognized a liability for retention bonuses for 48 employees totaling $3.6 million.

During fiscal year 2004, the net acquisition related credit of $51.0 million was largely attributable to a net gain of $19.2 million on properties in Japan, primarily from the sale of the Japan headquarters building, and the $36.7 million gain on pension restructuring resulted from the substantial settlement of the defined benefit pension plans in Japan.

A tabular summary of the activity for fiscal year 2005 and 2004 is as follows:

	2005	2004
	(In thousands)

Inet Acquisition:
Write-off of IPR&D	$32,237	$—
Amortization of acquired intangible assets	3,414	—
Amortization of unearned stock-based compensation	785	—
Transition costs	2,224	—
Sony/Tektronix Redemption:
Gain on Japan pension restructuring	—	(36,741)
Gain on sale of Shinagawa, Japan property	—	(22,525)
Other Shinagawa, Japan asset disposals	—	216
Impairment of Gotemba, Japan property held-for-sale	—	3,063
Transition costs	2,893	4,962

Acquisition related costs (credits) and amortization	$41,553	$(51,025)

In fiscal year 2005 Tektronix incurred business realignment costs of $3.1 million, a reduction from expense of $22.8 million in the prior fiscal year. The reduction from the prior fiscal year was the result of the previously planned actions being executed and recognized with fewer additional actions needing to be planned as business levels stabilized. Business realignment costs associated with the redemption of Sony/Tektronix were $0.2 million in fiscal year 2005 for severance related costs and $0.1 million in fiscal year 2004. For a full description of the components of business realignment costs please refer to the Business Realignment Costs section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net gain on disposition of assets during fiscal year 2005 was primarily due to the sale of property located in Nevada City, California in the first quarter. Net proceeds of $9.9 million were received from the sale of the Nevada City assets with a carrying value of $7.7 million, resulting in a gain on sale of $2.2 million. This gain was partially offset by losses and impairments incurred in the ordinary course of business. The net loss on disposition of assets in the prior fiscal year was not significant.

Non-Operating Income/Expense

Interest income was $17.1 million during fiscal year 2005, a decrease of 21% from the prior fiscal year. The decrease in interest income was due to a lower average balance of cash and investments in fiscal year 2005 resulting from our use of cash to repurchase outstanding common stock and for the acquisition of Inet.

Interest expense during fiscal year 2005 was not significant. The decrease in interest expense from the prior fiscal year was largely due to the retirement of $56.3 million of outstanding debt in the first quarter of fiscal year 2004 and full repayment of the outstanding principal balance on the TIBOR+1.75% debt facility during the third quarter of fiscal year 2004.

During fiscal year 2005, we incurred Other non-operating expense, net of $3.6 million as compared to Other non-operating income, net of $6.2 million in the prior fiscal year. Other non-operating income, net in the prior fiscal year included a net realized gain of $7.3 million recorded during the third quarter in conjunction with the sale of 0.4 million shares of common stock of Merix Corporation. During fiscal year 2005, we were negatively impacted by foreign currency losses which largely contributed to the remaining variance from the prior fiscal year.

Income Taxes

Income tax expense for fiscal year 2005 was $45.3 million, which represented an effective tax rate of 37%. Income tax expense in fiscal year 2005 did not include a tax benefit from the $32.2 million write-off of IPR&D from the Inet acquisition. In addition, the impact of purchase accounting adjustments from the Inet acquisition, such as the amortization of acquisition related items and non-cash expense for the inventory step up to fair value, were tax effected at the statutory rate. Excluding the impact of the write-off of IPR&D and Inet purchase accounting adjustments, the effective tax rate for fiscal year 2005 was 30%, as compared to a slightly lower effective tax rate of 29% for the prior fiscal year.

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

See Note 6 of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further discussion of discontinued operations.

Net Earnings

For fiscal year 2005, we recognized consolidated net earnings of $81.6 million, a decrease of $34.5 million from net earnings of $116.1 million for fiscal year 2004. This decrease was largely due to the impact of the Inet acquisition, which included the write-off of IPR&D and amortization of acquisition related items. In addition, the impacts of the significant increases in sales and gross profit in fiscal year 2005 were significantly offset by the prior fiscal year net gains from the Japan pension settlement and from the sale of Japan properties.

Earnings Per Share

The decrease in earnings per share is a result of the decreased net earnings discussed above, and to a lesser extent, slightly higher weighted average shares outstanding in fiscal year 2005 which includes shares issued for the Inet acquisition and employee stock plans, offset by share repurchases.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Flows.  The following table is a summary of our Consolidated Statements of Cash Flows:

	2006	2005
	(In thousands)

Cash provided by (used in):
Operating activities	$95,541	$90,328
Investing activities	77,230	97,440
Financing activities	(88,665)	(207,057)

Operating Activities.  Cash provided by operating activities amounted to $95.5 million and $90.3 million for fiscal years 2006 and 2005, respectively. Cash provided by operating activities is net earnings adjusted for certain non-cash items and changes in assets and liabilities.

In fiscal year 2006, our operating cash flows resulted primarily from the net income generated during the period, an increase in accounts payable and accrued liabilities, and the positive impact of non-cash items reflected in net income such as amortization of acquisition related intangible assets and depreciation and amortization expense. These increases were partially offset by increases in inventories and trade accounts receivable, and contributions made to our defined benefit plans. See “Critical Accounting Estimates — Pension Plans” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Form 10-K above for additional information on our defined benefit plans contributions.

In fiscal year 2005, the cash provided by operating activities was primarily due to net income generated during the period, and increases in deferred revenue and other assets and liabilities, as well as the positive impact of non-cash items reflected in net income such as the write off of IPR&D, amortization of acquisition related intangible assets and depreciation and amortization expense. These increases were partially offset by increases in inventories, decreases in accounts payable and accrued liabilities and accrued compensation, and contributions made to our defined benefit plans.

Other adjustments to reconcile net earnings to net cash provided by operating activities in the current fiscal year such as amortization of acquisition related items are presented on the Consolidated Statements of Cash Flows.

Investing Activities.  Net cash provided by investing activities amounted to $77.2 million and $97.4 million in fiscal years 2006 and 2005, respectively. Cash flows from our investing activities were the result of purchasing and selling marketable investments, acquisition of businesses, dispositions of property, plant and equipment, and proceeds from the sale of corporate equity securities.

In fiscal years 2006 and 2005, net cash provided by purchases and sales of marketable investments was $119.0 million and $199.6 million, respectively. The higher cash provided in fiscal year 2005 was primarily used for our acquisition of Inet.

Cash used for the acquisition of businesses was $8.0 million for two acquisitions in fiscal year 2006 and $93.9 million for the acquisition of Inet in fiscal year 2005. See “Acquisitions” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Form 10-K above for additional information on these acquisitions.

Proceeds from the disposition of property, plant and equipment were $2.5 million and $19.8 million in fiscal years 2006 and 2005, respectively. In fiscal year 2006, the proceeds were primarily from the sale of the smaller parcel of property we owned in Nevada City, California. In fiscal year 2005, we received $9.9 million in proceeds from the sale of the larger parcel of property in Nevada City, California and $8.8 million from the sale of property in Gotemba, Japan.

Cash used in the acquisition of property, plant and equipment to be used in the normal course of business was $36.3 million and $32.5 million in fiscal years 2006 and 2005, respectively.

Proceeds from the sale of corporate equity securities were insignificant in fiscal year 2006. In fiscal year 2005, we received $4.4 million of proceeds from the sale of common stock of Tut Systems, Inc.

Financing Activities.  Cash used in financing activities amounted to $88.7 million and $207.1 million in fiscal years 2006 and 2005, respectively. Cash flows from our financing activities were primarily the result of repurchase of Tektronix common stock and dividend payments, partially offset by proceeds from employee stock plans.

In fiscal years 2006 and 2005, cash used for the repurchase of Tektronix common stock was $120.8 million and $208.4 million, respectively. During fiscal year 2006, 4.8 million shares of Tektronix common stock were repurchased at an average price of $25.02 per share. In fiscal year 2005, 7.8 million shares of common stock were repurchased at an average price of $26.63 per share.

The above noted repurchases of Tektronix common stock were made under authorizations totaling $950.0 million approved by the Board of Directors. These authorizations to purchase common stock on the open market or through negotiated transactions comprised $550.0 million in fiscal year 2000 and $400.0 million in fiscal year 2005. As of May 27, 2006, our cumulative repurchases totaled $718.0 million for 29.8 million shares at an average price of $24.10 per share. The reacquired shares were immediately retired, in accordance with Oregon corporate law. As of May 27, 2006 $232.0 million remained open under these authorizations.

Proceeds from employee stock plans were $52.5 million and $21.2 million in fiscal years 2006 and 2005, respectively.

Dividend payments were $20.0 million and $19.4 million in fiscal years 2006 and 2005, respectively. The slight increase in dividend payments was due to a 50% increase in the quarterly cash dividend per share from $0.04 to $0.06 in the second quarter of fiscal year 2005, offset by a lower number of shares outstanding in fiscal year 2006.

Subsequent to the end of fiscal year 2006, on June 22, 2006, we declared a quarterly cash dividend of $0.06 per share for the first quarter of fiscal year 2007. The dividend was paid on July 24, 2006 to shareholders of record as of the close of market on July 7, 2006.

At May 27, 2006, we maintained unsecured bank credit facilities totaling $56.5 million, of which $46.0 million was unused. These facilities do not have an expiration date or a fixed interest rate. In addition, no covenants are required by the banks.

Contractual Obligations

The contractual obligation summary below represents our estimates of future payment under fixed contractual obligations and commitments. The actual payments may differ from these estimates due to changes in our business needs, cancellation provisions, and other factors. We cannot provide certainty regarding the timing of the payment schedule and the amounts of payments.

The following table summarizes Tektronix’ contractual obligations at May 27, 2006:

	Total	2007	2008	2009	2010	2011	Thereafter
	(In thousands)

Operating leases (1)	$63,842	$19,720	$16,881	$12,391	$9,520	$2,320	$3,010
Non-cancelable purchase commitments (1)	131,819	130,921	732	166	—	—	—
Defined contribution plan in Japan (2)	8,385	1,677	1,677	1,677	1,677	1,677	—
Employee severance (3)	5,494	5,494	—	—	—	—	—

	$209,540	$157,812	$19,290	$14,234	$11,197	$3,997	$3,010

(1)	The non-cancelable operating leases and purchase commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America.

(2)	Represents the current balance of the funding commitment upon establishment of the defined contribution plan to be paid in annual installments over a remaining period of five years.

(3)	Represents the current balance of employee severance obligations from business realignment actions. The majority of the payments are expected to be paid within the next fiscal year; however, payments outside of the United States, especially in Europe, may extend beyond one year.

Working Capital

The following table summarizes working capital as of May 27, 2006 and May 28, 2005:

	2006	2005
	(In thousands)

Current assets:
Cash and cash equivalents	$215,587	$131,640
Short-term marketable investments	121,346	120,881
Trade accounts receivable, net of allowance for doubtful accounts of $3,079 and $3,406, respectively	174,599	155,332
Inventories	156,351	131,096
Other current assets	69,002	80,177

Total current assets	736,885	619,126
Current liabilities:
Accounts payable and accrued liabilities	133,323	115,058
Accrued compensation	71,718	78,938
Deferred revenue	66,677	57,509

Total current liabilities	271,718	251,505

Working capital	$465,167	$367,621

Working capital increased in the current fiscal year by $97.5 million. Current assets increased in the current fiscal year by $117.8 million, largely as a result of an $83.9 million increase in cash and cash equivalents. The $19.3 million increase in accounts receivable was due to the timing of shipments at the end of the fourth quarter of the current fiscal year. The $25.3 million increase in inventories was due to the timing of shipments of finished goods inventory and timing of materials purchases largely related to new product activity. Other current assets decreased by $11.2 million, largely from the receipt of income tax refunds and decreases in current deferred tax assets.

Current liabilities increased $20.2 million, primarily from an increase of $18.3 million in accounts payable and accrued liabilities due to timing of manufacturing purchases and a decrease of $7.2 million in accrued compensation largely related to the payout of prior fiscal year incentives and lower accrual of fiscal year 2006 incentives. In addition, deferred revenue increased $9.2 million, largely as a result of deferred revenue from products related to the Inet acquisition, Maxtek, and Tektronix Japan, as well as higher customer prepayments.

Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above. Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions, capital expenditures, and contractual obligations through fiscal year 2007.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Account Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletins (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a material effect on the consolidated financial statements of Tektronix.

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

Beginning in the first quarter of fiscal year 2007, Tektronix will adopt the provisions of SFAS No. 123R under the modified prospective transition method using the Black-Scholes option pricing model. This new standard requires a number of subjective and complex assumptions including stock price volatility, employee exercise behavior and patterns, and related tax effects. We continue to evaluate the requirements and impact of SFAS No. 123R on our consolidated financial statements. The adoption of SFAS No. 123R is expected to have a material effect on the consolidated financial statements of Tektronix. See Note 4 of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

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

In June 2005, the FASB issued FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations.” This FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union (EU). This FSP 143-1 was effective the later of the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. Tektronix adopted this FSP FAS 143-1 beginning with the first quarter of fiscal year 2006 without a material effect on the consolidated financial statements of Tektronix.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Tektronix will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Financial Market Risk

Tektronix is exposed to financial market risks, including interest rate and foreign currency exchange rate risks.

Tektronix maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities, and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities may have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of May 27, 2006 would reduce the market value by $1.3 million, which would be reflected in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets until sold.

Tektronix is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Tektronix’ policy is to only enter into derivative transactions when Tektronix has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At May 27, 2006, a 10% adverse movement in exchange rates would result in a $3.8 million loss on Euro, British Pound, and Yen forward contracts with a notional amount of $37.9 million.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tektronix, Inc.
Beaverton, Oregon

We have audited the accompanying consolidated balance sheets of Tektronix, Inc. and subsidiaries (the “Company”) as of May 27, 2006 and May 28, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years ended May 27, 2006, May 28, 2005, and May 29, 2004. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tektronix, Inc. and subsidiaries as of May 27, 2006 and May 28, 2005, and the results of their operations and their cash flows for the fiscal years ended May 27, 2006, May 28, 2005, and May 29, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 27, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 2, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche llp

Portland, Oregon
August 2, 2006

Consolidated Statements of Operations

	For the Fiscal Years Ended
	May 27,	May 28,	May 29,
	2006	2005	2004
	(In thousands, except per share amounts)

Net sales	$1,039,870	$1,034,654	$920,620
Cost of sales	418,428	415,878	397,577

Gross profit	621,442	618,776	523,043
Research and development expenses	183,414	163,474	130,386
Selling, general and administrative expenses	302,344	300,925	277,993
Business realignment costs	9,847	3,100	22,765
Acquisition related costs (credits) and amortization	8,567	41,553	(51,025)
Loss (gain) on disposition of assets, net	(1,433)	(1,700)	1,134

Operating income	118,703	111,424	141,790
Interest income	13,585	17,144	21,565
Interest expense	(483)	(820)	(2,208)
Other non-operating income (expense), net	(3,377)	(3,564)	6,165

Earnings before taxes	128,428	124,184	167,312
Income tax expense	37,536	45,333	49,087

Net earnings from continuing operations	90,892	78,851	118,225
Gain (loss) from discontinued operations, net of income taxes	1,463	2,745	(2,130)

Net earnings	$92,355	$81,596	$116,095

Earnings (loss) per share:
Continuing operations — basic	$1.09	$0.91	$1.40
Continuing operations — diluted	$1.08	$0.89	$1.37
Discontinued operations — basic	$0.02	$0.03	$(0.03)
Discontinued operations — diluted	$0.02	$0.03	$(0.02)
Net earnings — basic	$1.11	$0.94	$1.37
Net earnings — diluted	$1.09	$0.93	$1.35
Weighted average shares outstanding:
Basic	83,323	86,803	84,720
Diluted	84,381	88,151	86,038
Cash dividends declared per share	$0.24	$0.22	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheets

	May 27,	May 28,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$215,587	$131,640
Short-term marketable investments	121,346	120,881
Trade accounts receivable, net of allowance for doubtful accounts of $3,079 and $3,406, respectively	174,599	155,332
Inventories	156,351	131,096
Other current assets	69,002	80,177

Total current assets	736,885	619,126
Property, plant and equipment, net	127,510	120,546
Long-term marketable investments	103,839	226,892
Deferred tax assets	—	56,560
Goodwill, net	307,189	301,934
Pension asset	239,128	868
Other long-term assets	119,539	134,417

Total assets	$1,634,090	$1,460,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$133,323	$115,058
Accrued compensation	71,718	78,938
Deferred revenue	66,677	57,509

Total current liabilities	271,718	251,505
Deferred income taxes	65,935	—
Long-term liabilities	108,868	223,015
Commitments and contingencies (Note 17)	—	—
Shareholders’ equity:
Preferred stock, no par value (authorized 1,000 shares; none issued)	—	—
Common stock, no par value (authorized 200,000 shares; issued and outstanding 83,719 and 85,144, respectively)	540,718	501,886
Retained earnings	620,465	639,720
Accumulated other comprehensive income (loss)	26,386	(155,783)

Total shareholders’ equity	1,187,569	985,823

Total liabilities and shareholders’ equity	$1,634,090	$1,460,343

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	May 27,	May 28,	May 29,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$92,355	$81,596	$116,095
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of acquisition related intangible assets	24,121	15,743	—
Depreciation and amortization expense	27,977	29,157	29,796
Tax benefit of stock option exercises	8,401	3,931	6,983
Deferred income tax expense	12,567	19,323	2,428
Loss (gain) from discontinued operations	(1,463)	(2,745)	2,130
Net gain on the disposition/impairment of assets	(1,433)	(2,613)	(18,312)
Write-off of in-process research and development	365	32,237	—
Gain on Japan pension restructuring	—	—	(36,741)
Net loss (gain) on the disposition of marketable equity securities	90	(2,696)	(7,293)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(18,748)	(3,678)	(32,042)
Inventories	(25,253)	(10,970)	(8,306)
Other current assets	10,160	1,794	14,995
Accounts payable and accrued liabilities	17,002	(38,521)	30,218
Accrued compensation	(7,233)	(14,290)	30,840
Cash funding for defined benefit plans	(54,800)	(49,318)	(34,715)
Deferred revenue	9,093	16,487	5,696
Other long-term assets and liabilities, net	877	14,891	31,288

Net cash provided by continuing operating activities	94,078	90,328	133,060
Net cash provided by discontinued operating activities	1,463	—	829

Net cash provided by operating activities	95,541	90,328	133,889
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(8,040)	(93,949)	—
Acquisition of property, plant and equipment	(36,283)	(32,464)	(18,617)
Proceeds from the disposition of property and equipment	2,495	19,802	49,729
Proceeds from the sale of corporate equity securities	10	4,404	9,530
Proceeds from maturities and sales of marketable investments	185,987	307,859	460,650
Purchases of short-term and long-term marketable investments	(66,939)	(108,212)	(513,018)

Net cash provided by (used in) investing activities	77,230	97,440	(11,726)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(353)	(425)	(118,498)
Dividends paid	(20,014)	(19,362)	(10,176)
Proceeds from employee stock plans	52,496	21,157	33,860
Repurchase of common stock	(120,794)	(208,427)	(72,380)

Net cash used in financing activities	(88,665)	(207,057)	(167,194)
Effect of exchange rate changes on cash	(159)	1,918	3,655
Net increase (decrease) in cash and cash equivalents	83,947	(17,371)	(41,376)
Cash and cash equivalents at beginning of period	131,640	149,011	190,387

Cash and cash equivalents at end of period	$215,587	$131,640	$149,011

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
	(In thousands)

Balance May 31, 2003	84,844	$223,233	$707,191	$(151,198)	$779,226
Components of comprehensive income (loss):
Net earnings	—	—	116,095	—	116,095
Minimum pension liability (net of tax of $9,661)	—	—	—	13,924	13,924
Currency adjustment	—	—	—	10,482	10,482
Unrealized holding loss (net of tax of ($5,292))	—	—	—	(8,276)	(8,276)

Total comprehensive income					132,225
Dividends paid	—	—	(10,176)	—	(10,176)
Shares issued to employees, net of forfeitures	1,991	33,860	—	—	33,860
Tax benefit of stock option exercises	—	6,983	—	—	6,983
Amortization of unearned stock-based compensation	—	842	—	—	842
Shares repurchased in open market	(2,656)	(7,651)	(64,729)	—	(72,380)

Balance May 29, 2004	84,179	257,267	748,381	(135,068)	870,580
Components of comprehensive income (loss):
Net earnings	—	—	81,596	—	81,596
Minimum pension liability (net of tax of ($15,745))	—	—	—	(24,689)	(24,689)
Currency adjustment	—	—	—	6,935	6,935
Unrealized holding loss (net of tax of ($1,892))	—	—	—	(2,961)	(2,961)

Total comprehensive income					60,881
Dividends paid	—	—	(19,362)	—	(19,362)
Shares issued to employees, net of forfeitures	1,191	21,157	—	—	21,157
Shares issued in Inet acquisition	7,602	247,543	—	—	247,543
Stock options and share rights assumed from Inet acquisition	—	9,979	—	—	9,979
Unearned stock-based compensation from Inet acquisition	—	(3,403)	—	—	(3,403)
Tax benefit of stock option exercises	—	3,931	—	—	3,931
Amortization of unearned stock-based compensation	—	2,944	—	—	2,944
Shares repurchased in open market	(7,828)	(37,532)	(170,895)	—	(208,427)

Balance May 28, 2005	85,144	501,886	639,720	(155,783)	985,823
Components of comprehensive income (loss):
Net earnings	—	—	92,355	—	92,355
Minimum pension liability (net of tax of $109,907)	—	—	—	186,960	186,960
Currency adjustment	—	—	—	(4,523)	(4,523)
Unrealized holding loss (net of tax of ($158))	—	—	—	(268)	(268)

Total comprehensive income					274,524
Dividends paid	—	—	(20,014)	—	(20,014)
Shares issued to employees, net of forfeitures	3,316	52,496	—	—	52,496
Shares issued in other acquisitions	87	2,075	—	—	2,075
Tax benefit of stock option exercises	—	8,401	—	—	8,401
Amortization of unearned stock-based compensation	—	5,058	—	—	5,058
Shares repurchased in open market	(4,828)	(29,198)	(91,596)	—	(120,794)

Balance May 27, 2006	83,719	$540,718	$620,465	$26,386	$1,187,569

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services to the communications, computer, and semiconductor industries worldwide. With over 60 years of experience, Tektronix provides general purpose test and measurement, video test, measurement, and monitoring, and communications network management and diagnostic products that enable our customers to design, build, deploy, and manage next-generation global communications networks, computing, pervasive, and advanced technologies. Tektronix derives revenue principally by developing, manufacturing, and selling a broad range of products and related components, support services, and accessories.

Tektronix is organized around two business platforms: the Instruments Business and the Communications Business. The Instruments Business includes general purpose test and measurement products and video test, measurement, and monitoring products. The Communications Business includes telecommunications network management solutions and services and network diagnostics products.

Tektronix maintains operations and conducts business in four major geographies: the Americas, Europe, the Pacific, and Japan.

2.	Summary of Significant Accounting Policies

Financial statement presentation

The consolidated financial statements include the accounts of Tektronix and its subsidiaries. Significant intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings. Tektronix’ fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2006, 2005, and 2004 included 52 weeks.

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

Trade accounts receivable, net

Trade accounts receivable, which are reduced by an allowance for doubtful accounts, are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is Tektronix’ best estimate of the amount of probable credit losses in the existing accounts receivable. Tektronix determines the allowance for doubtful accounts based on past transactions history, customer specific experience, and other factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable investments

Short-term marketable investments include debt securities with maturities of greater than three months at the date of acquisition and less than one year at the balance sheet date. Long-term marketable investments include investments with maturities of greater than one year.

At May 27, 2006 and May 28, 2005, marketable investments were classified as available-for-sale and reported at fair market value with the related unrealized holdings gains and losses excluded from earnings and included, net of deferred income taxes, in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. The specific identification method is used to recognize realized gains and losses on the sale of marketable investments.

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

Income taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current fiscal year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Deferred income taxes, reflecting the impact of temporary differences between assets and liabilities recognized for financial reporting and tax purposes, are based on tax laws currently enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

Tektronix is subject to ongoing tax examinations of our tax returns by the Internal Revenue Service (“IRS”) and other tax authorities in various jurisdictions. The liabilities associated with years subject to income tax audits will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. We believe that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are regularly reviewed for their adequacy and appropriateness.

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Tektronix performed its annual goodwill impairment analysis during the second quarter of fiscal year 2006 and identified no impairment. SFAS No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with finite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized over the estimated useful lives of the intangible assets, mostly over three to five years.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss. Amortization expense for intangible assets that are software-related developed technology is recorded as Cost of sales on the Consolidated Statements of Operations.

Tektronix does not amortize intangible assets with indefinite useful lives. However, Tektronix reevaluates these intangible assets each reporting period. If Tektronix subsequently determines that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. Tektronix reviews nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of May 27, 2006 resulted primarily from the Inet acquisition during the second quarter of fiscal year 2005. Accordingly, the nonamortizable intangible assets were recorded at their fair values and no events or circumstances have arisen that would indicate that the nonamortizable intangible assets may be impaired. Tektronix performs its annual nonamortizable intangible asset impairment test in conjunction with its annual goodwill impairment test in the second quarter of each fiscal year.

Impairment of long-lived assets

Long-lived assets and intangibles with finite useful lives are reviewed for impairment when events or circumstances indicate costs may not be recoverable. Impairment exists when the carrying value of the asset is greater than the pre-tax undiscounted future cash flows expected to be provided by the asset. If impairment exists, the asset is written down to its fair value. Fair value is determined through quoted market values or through the calculation of the pre-tax present value of future cash flows expected to be provided by the asset.

Revenue recognition

Tektronix recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Delivery is considered to have been met when title and risk of loss have transferred to the customer. These criteria are met for the majority of our product sales at the time the product is shipped. Upon shipment, Tektronix also provides for estimated costs that may be incurred for product warranties and for sales returns. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.

Contracts for network management solution products often involve multiple deliverables. Tektronix determines the fair value of each of the contract deliverables using vendor-specific objective evidence (“VSOE”). VSOE for each element of the contract is based on the price for which Tektronix sells the element on a stand-alone basis. In addition to hardware and software products, elements of the contracts include product support services such as the correction of software problems, hardware replacement, telephone access to Tektronix’ technical personnel and the right to receive unspecified product updates, upgrades and enhancements, when and if they become available. Revenues from these services, including post-contract support included in initial licensing fees, are recognized ratably over the service periods. Post-contract support included in the initial licensing fee is allocated from the total contract amount based on the fair value of these services determined using VSOE. If Tektronix determines that it does not have VSOE on an undelivered element of an arrangement, Tektronix will not recognize revenue until all elements of the arrangement that do not have VSOE are delivered. This occurrence could materially impact Tektronix’ financial results because of the significant dollar amount of many of its contracts and the significant portion of total revenues that a single contract may represent in any particular period.

Revenue earned from service is recognized ratably over the contractual service periods or as the services are performed. Shipping and handling costs are recorded as Cost of sales on the Consolidated Statements of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts billed or collected in advance of the period in which the related product or service qualifies for revenue recognition are recorded as Deferred revenue on the Consolidated Balance Sheets.

Advertising

Advertising production and placement costs are expensed when incurred. Advertising expenses were $12.8 million, $11.7 million and $12.2 million in fiscal years 2006, 2005, and 2004, respectively.

Environmental costs

Environmental costs are accrued and expensed when environmental assessments are made or remedial efforts are probable and when the related costs can be reasonably estimated. Environmental liability accruals are calculated as the best estimate of costs expected to be incurred. If this estimate can only be identified within a range and no specific amount within that range is determined more likely than any other amount within the range, the minimum of the range is accrued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Accrued environmental costs are recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Foreign currency translation

Assets and liabilities of foreign subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at the average exchange rate during the period. Adjustments arising from the translation of assets and liabilities are accumulated as a separate component of Accumulated other comprehensive income (loss) in Shareholders’ equity on the Consolidated Balance Sheets.

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

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. Derivatives that are not hedges are recorded at fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive income (loss) until the underlying hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. At May 27, 2006, Tektronix did not designate any derivative financial instruments as a hedge.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletins (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “... under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges....” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 will apply to inventory costs beginning in fiscal year 2007. The adoption of SFAS No. 151 is not expected to have a material effect on the consolidated financial statements of Tektronix.

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

Beginning in the first quarter of fiscal year 2007, Tektronix will adopt the provisions of SFAS No. 123R under the modified prospective transition method using the Black-Scholes option pricing model. This new standard requires a number of subjective and complex assumptions including stock price volatility, employee exercise behavior and patterns and related tax effects. We continue to evaluate the requirements and impact of SFAS No. 123R on our consolidated financial statements. The adoption of SFAS No. 123R is expected to have a material effect on the consolidated financial statements of Tektronix. See Note 4 of the Notes to Consolidated Financial Statements for the pro forma impact on net earnings and earnings per share from calculating stock-related compensation cost under the fair value alternative of SFAS No. 123. However, the calculation of compensation cost for share-based payment transactions after the effective date of SFAS No. 123R may be different from the calculation of compensation cost under SFAS No. 123, but such differences have not yet been quantified.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2005, the FASB issued FASB Staff Position (“FSP”) 143-1, “Accounting for Electronic Equipment Waste Obligations.” This FSP 143-1 addresses the accounting related to obligations associated with Directive 2002/96/EC on Waste Electrical and Electronic Equipment adopted by the European Union (EU). This FSP 143-1 was effective the later of the end of the first quarter of fiscal year 2006 or the date of adoption of the law by the applicable EU-member country. Tektronix adopted this FSP FAS 143-1 beginning with the first quarter of fiscal year 2006 without a material effect on the consolidated financial statements of Tektronix.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Tektronix will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share for fiscal years ended May 27, 2006, May 28, 2005, and May 29, 2004 were as follows:

	2006	2005	2004
	(In thousands, except per share amounts)

Net earnings	$92,355	$81,596	$116,095

Weighted average shares used for basic earnings per share	83,323	86,803	84,720
Incremental dilutive stock options	1,058	1,348	1,318

Weighted average shares used for diluted earnings per share	84,381	88,151	86,038

Earnings per share:
Net earnings — basic	$1.11	$0.94	$1.37
Net earnings — diluted	$1.09	$0.93	$1.35

Options to purchase an additional 7.2 million, 4.9 million, and 4.0 million shares of common stock were outstanding at May 27, 2006, May 28, 2005, and May 29, 2004, respectively, but were not included in the calculation of diluted net earnings per share because the exercise price of the options exceeded the average market price and their effect would have been antidilutive.

Tektronix accounts for stock options according to APB No. 25, “Accounting for Stock Issued to Employees.” Under APB No. 25, no compensation expense is recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equals the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost is based on the fair value of employee stock options at the grant date and requires the use of option pricing models to value the options. The weighted average estimated fair values of options granted during fiscal years 2006, 2005, and 2004 were $9.30, $9.48, and $9.72 per share, respectively.

The pro forma impact to both net earnings and earnings per share from calculating stock based compensation cost consistent with the fair value alternative of SFAS No. 123 is indicated below:

	2006	2005	2004
	(In thousands, except per share amounts)

Net earnings as reported	$92,355	$81,596	$116,095
Stock compensation cost included in net earnings as reported, net of income taxes	3,550	2,061	595
Stock compensation cost using the fair value alternative, net of income taxes	(19,161)	(17,427)	(17,944)

Pro forma net earnings	$76,744	$66,230	$98,746

Earnings per share:
Basic — as reported	$1.11	$0.94	$1.37
Basic — pro forma	$0.92	$0.76	$1.17
Diluted — as reported	$1.09	$0.93	$1.35
Diluted — pro forma	$0.91	$0.75	$1.15

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 123 Assumptions

The fair values of options were estimated as of the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the fiscal years ended May 27, 2006, May 28, 2005, and May 29, 2004:

	2006	2005	2004

Expected life in years	5.1	5.1	5.0
Risk-free interest rate	4.18%	3.68%	2.96%
Volatility	31.55%	32.76%	31.45%
Dividend yield	0.85%	0.82%	0.48%

5.	Acquisitions

Inet Acquisition

During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next-generation mobile and fixed networks, including mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks. Inet’s Unified Assurance Solutions enable network operators to simultaneously manage their voice and data services at the network, service, and customer layers by capturing, correlating, and analyzing network wide traffic in real time. Inet’s diagnostic products assist equipment manufacturers and network operators to quickly and cost effectively design, deploy, and maintain current and next-generation networks and network elements. Through this acquisition Tektronix significantly enhanced its position in the overall network management and diagnostic market and will accelerate the delivery of products and solutions for network operators and equipment manufacturers seeking to implement next-generation technologies such as General Packet Radio Service (GPRS), Universal Mobile Telecommunications Systems (UMTS), and VoIP.

Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes primarily related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, are presented below as of May 27, 2006.

The following table presents the total purchase price (in thousands):

Cash paid	$247,561
Stock issued	247,543
Stock options assumed	9,658
Restricted share rights assumed	321
Transaction costs	5,224
Unearned stock-based compensation	(3,403)
Liabilities assumed	36,735

Total purchase price	$543,639

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefit from transaction costs	1,209
Other current assets	6,708
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	219,653
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,944)

Total assets acquired, net of deferred income taxes	$543,639

The following table presents the details of the intangible assets purchased in the Inet acquisition as of May 27, 2006:

	(In years)
	Weighted Average		Accumulated
	Useful Life	Cost	Amortization	Net
		(In thousands)

Developed technology	4.8	$87,004	$(30,824)	$56,180
Customer relationships	4.8	22,597	(8,031)	14,566
Covenants not to compete	4.0	1,200	(500)	700
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(39,355)	$82,598

Amortization expense in fiscal years 2006 and 2005 for intangible assets purchased in the Inet acquisition has been recorded on the Consolidated Statements of Operations as follows:

	2006	2005
	(In thousands)

Cost of sales	$18,495	$12,329
Acquisition related costs (credits) and amortization	5,117	3,414

Total	$23,612	$15,743

The amortization expense for fiscal years 2006 and 2005 was for twelve months and eight months, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated amortization expense of intangible assets purchased in the Inet acquisition in future years will be recorded on the Consolidated Statements of Operations as follows:

		Acquisition Related
	Cost of	Costs (Credits)
	Sales	and Amortization	Total
	(In thousands)

Fiscal Year
2007	$18,495	$5,117	$23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$56,180	$15,266	$71,446

In fiscal year 2005, the $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method.” This write-off was included in acquisition related costs (credits) and amortization on the Consolidated Statements of Operations. The fair value of IPR&D was based on the net present value of estimated future cash flows. Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market. As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete. The total estimated cost to complete these projects was approximately $0.8 million at the acquisition date. In the first quarter of fiscal year 2006, Tektronix had completed these eight research and development projects.

The Consolidated Statements of Operations included the results of operations of Inet since September 30, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at June 1, 2003, the beginning of Tektronix’ fiscal year 2004.

	2005	2004
	(In thousands, except per share amounts)

Pro forma
Net sales	$1,071,333	$1,033,346
Net earnings	112,338	115,890
Earnings per share:
Basic	$1.26	$1.26
Diluted	$1.24	$1.24

The $32.2 million write-off of IPR&D in fiscal year 2005 was excluded from the calculation of net earnings and net earnings per share in the table shown above.

The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, and it is not intended to be a projection of future results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Related Costs (Credits) and Amortization

A tabular summary of the activity in Acquisition related costs (credits) and amortization for fiscal years 2006, 2005 and 2004 was as follows:

	2006	2005	2004
	(In thousands)

Inet Acquisition:
Write-off of IPR&D	$—	$32,237	$—
Amortization of acquired intangible assets	5,117	3,414	—
Amortization of unearned stock-based compensation	339	785	—
Transition costs	1,955	2,224	—
Sony/Tektronix Redemption:
Gain on Japan pension restructuring	—	—	(36,741)
Gain on sale of Shinagawa, Japan property	—	—	(22,525)
Other Shinagawa, Japan asset disposals	—	—	216
Impairment of Gotemba, Japan property held-for-sale	—	—	3,063
Transition costs	447	2,893	4,962
Other acquisitions:
Write-off of IPR&D	365	—	—
Amortization of acquired intangible assets	77	—	—
Transition costs	267	—	—

Acquisition related costs (credits) and amortization	$8,567	$41,553	$(51,025)

Inet Acquisition.  Activity related to the Inet acquisition is discussed above.

Sony/Tektronix Redemption.  Transition costs included expenses specifically associated with the integration of Sony/Tektronix. In the fourth quarter of fiscal year 2004, Tektronix offered voluntary retention bonuses to certain employees in Gotemba, Japan as an incentive to remain with Tektronix while Tektronix completed its plan to relocate manufacturing operations to other locations.

During fiscal year 2004, Tektronix restructured the Japan pension plans and recorded a net gain from the restructuring of $36.7 million. Also during fiscal year 2004, Tektronix sold property located in Shinagawa, Japan with a net book value of $23.5 million for 5.2 billion Yen or approximately $47.2 million.

6.	Discontinued Operations

Discontinued operations presented on the Consolidated Statements of Operations included the following:

	2006	2005	2004
	(In thousands)

Loss on sale of VideoTele.com (less applicable income tax benefit of $1, $13, and $48)	$(3)	$(23)	$(89)
Gain (loss) on sale of optical parametric test business (less applicable income tax benefit (expense) of ($338), $113, and $195)	629	(212)	(363)
Gain (loss) on sale of Gage (less applicable income tax benefit (expense) of ($408), $182, and $692)	759	(337)	(1,284)
Loss from operations of Gage (less applicable income tax benefit of $0, $0, and $212)	—	—	(394)
Gain on sale of Color Printing and Imaging (less applicable income tax expense of $42, $1,786, and $0) (see Note 17)	78	3,317	—

Gain (loss) from discontinued operations, net of income taxes	$1,463	$2,745	$(2,130)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Sale of Color Printing and Imaging

On January 1, 2000, Tektronix sold substantially all of the assets of the Color Printing and Imaging Division (“CPID”). Tektronix accounted for CPID as a discontinued operation in accordance with APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During fiscal year 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, $60.0 million of contingencies related to the sale, and $14.4 million in transaction and related costs. See Note 17 for additional discussion of the CPID sale transaction and subsequent resolution of the related contingencies.

Sale of VideoTele.com

On November 7, 2002, Tektronix completed the sale of the VideoTele.com (“VT.c”) subsidiary. VT.c was sold to Tut Systems, Inc. (“Tut”), a publicly traded company, for 3,283,597 shares of Tut common stock valued on the sale date at $4.2 million and a note receivable for $3.1 million due in November 2007. The common stock was classified as an available-for-sale security and both the common stock and the note receivable were included in Other long-term assets on the Consolidated Balance Sheets. Tektronix currently holds 1,883,597 shares, which is less than 20% of the outstanding common stock of Tut and does not have the ability to significantly influence the operations of Tut. The note receivable accrues interest at an annual rate of 8%. Tektronix’ reason for divesting the VT.c business was that the VT.c product offering was not consistent with Tektronix’ strategy of focusing on the test, measurement, and monitoring markets, which ultimately resulted in the sale of this business to Tut. The sale of VT.c has been accounted for as a discontinued operation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the results of VT.c operations prior to the transaction date, and the loss on this sale, have been excluded from continuing operations and recorded as discontinued operations, net of tax, on the Consolidated Statements of Operations.

Sale of Optical Parametric Test Business

The optical parametric test business was acquired in April 2002 for $23.2 million. The purchase included $2.0 million of intangible assets, $4.3 million of other net assets and $16.9 million of goodwill. The optical parametric test business was a technology innovator in optical test and measurement components. During the third quarter of fiscal year 2003, management approved and initiated an active plan for the sale of its optical parametric test business. This business was accounted for as a discontinued operation in accordance with SFAS No. 144. Accordingly, the results of operations of the optical parametric test business have been excluded from continuing operations and recorded as discontinued operations. The net carrying value of assets, primarily goodwill and other intangible assets, were adjusted to estimated selling price less costs to sell which resulted in a $15.3 million write-down, net of income tax benefit of $8.4 million, included in loss on sale of the optical parametric test business in the third quarter of fiscal year 2003. The market for optical parametric test equipment was dramatically affected by the economic conditions that negatively impacted many technology sectors, which began in the second half of fiscal year 2001 and continued into fiscal year 2003. The reduction in the value of the optical parametric test business during the period it was owned by Tektronix was a direct result of the impact of these economic conditions. On May 27, 2003, Tektronix sold its optical parametric test business for $1.0 million. Tektronix recognized an additional loss on the sale of $1.7 million, net of income tax benefit of $0.9 million, in the fourth quarter of fiscal year 2003. Gain (loss) from discontinued operations during fiscal years 2006, 2005, and 2004 included additional net losses and gain resulting from the resolution of a contingency from the sale of the optical parametric test business.

Sale of Gage Applied Sciences

During the fourth quarter of fiscal year 2003, management approved and initiated an active plan for the sale of Gage Applied Sciences (“Gage”), a wholly-owned subsidiary of Tektronix. Gage, located in Montreal, Canada,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

produced PC-based instruments products. The divestiture of this entity was consistent with Tektronix’ strategy of concentrating its resources in core product areas and de-emphasizing products which are determined to be less strategic. This business has been accounted for as a discontinued operation in accordance with SFAS No. 144. During the first quarter of fiscal year 2004, Tektronix sold the operations of Gage to a third party. Tektronix recorded an after-tax loss of $0.8 million during the first quarter of fiscal year 2004 to reflect adjustments to the previously estimated after-tax loss of $2.2 million on the disposition of this discontinued operation which was recorded during the fourth quarter of fiscal year 2003 to write-down the net assets, primarily goodwill, of Gage to net realizable value less estimated selling costs. Gain from sale of Gage during fiscal year 2006 was for settlements of matters associated with the sale of the business.

7.	Business Realignment Costs

Business realignment costs represent actions to realign our cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels or related to significant acquisitions or divestitures. Business realignment actions taken in recent fiscal years were intended to reduce our worldwide cost structure across all major functions. Major operations impacted include manufacturing, engineering, sales, marketing and administrative functions. In addition to severance, we incurred other costs associated with restructuring our organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Restructuring actions can take significant time to execute, particularly if they are being conducted in countries outside the United States. We believe that the restructuring actions implemented in recent fiscal years have resulted in the cost savings anticipated for those actions.

Business realignment costs incurred during fiscal year 2006 primarily reflected actions taken in response to softening in orders in some of our product areas at the end of fiscal year 2005 and the beginning of the first quarter of fiscal year 2006. We also took actions to realize business synergies as a result of the acquisition of Inet.

Business realignment costs of $9.8 million during fiscal year 2006 included severance and related costs of $11.1 million for 120 employees, $0.3 million for contractual obligations and a net $1.6 million credit for currency gains primarily related to the closure of three subsidiaries in Europe. At May  27, 2006, liabilities remained for the severance and related benefits of 41 employees.

Costs incurred during fiscal year 2005 primarily related to restructuring actions Tektronix planned in prior fiscal years which were executed in fiscal year 2005. Many of the restructuring actions planned take significant time to execute, particularly if they are being conducted in countries outside the United States.

Business realignment costs of $3.1 million during fiscal year 2005 were primarily for severance and related costs for residual activity in Europe. For fiscal year 2005, business realignment costs of $3.1 million included severance and related costs of $2.2 million for 37 employees, $0.9 million for contractual obligations, and $0.2 million for accelerated depreciation of assets, offset by a $0.2 million credit from net accumulated currency translation gains. At May 28, 2005, liabilities of $1.3 million remained for the severance and related benefits of 15 employees for actions taken in fiscal years 2005, 2004, and 2003. The remaining $1.0 million liability was for continuing payments on contractual obligations, some of which span several years.

Business realignment costs of $22.8 million in fiscal year 2004 included $16.7 million of severance related costs for 274 employees mostly located in Europe and the United States and adjustments to estimates in prior fiscal years, $2.6 million for accumulated currency translation losses, net, related to the substantial closure of subsidiaries in Brazil, Australia, Denmark, and a surplus facility in China, $1.9 million for contractual obligations for leased facilities in Europe and the United States, and $1.6 million for accelerated depreciation and write-down of assets in Europe and the United States. Annual salary cost savings from actions taken in fiscal year 2004 to reduce employee headcount were $14.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the above described actions during fiscal year 2006 was as follows:

		Costs
	Balance	Incurred			Balance
	May 28,	and Other	Cash	Non-cash	May 27,
	2005	Adjustments	Payments	Adjustments	2006
	(In thousands)

Fiscal Year 2006 Actions:
Employee severance and related benefits	$—	$11,142	$(6,275)	$—	$4,867
Contractual obligations	—	259	(259)	—	—
Accumulated currency translation gain, net	—	(1,603)	—	1,603	—

Total	—	9,798	(6,534)	1,603	4,867

Fiscal Year 2005 Actions:
Employee severance and related benefits	568	(143)	(414)	—	11
Contractual obligations	103	49	(152)	—	—

Total	671	(94)	(566)	—	11

Fiscal Year 2004 Actions:
Employee severance and related benefits	681	98	(208)	42	613

Total	681	98	(208)	42	613

Fiscal Year 2003 and 2002 Actions:
Employee severance and related benefits	2	—	—	1	3
Contractual obligations	926	45	(460)	—	511

Total	928	45	(460)	1	514

Total of all actions	$2,280	$9,847	$(7,768)	$1,646	$6,005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the above described actions during fiscal year 2005 was as follows:

		Costs
	Balance	Incurred			Balance
	May 29,	and Other	Cash	Non-cash	May 28,
	2004	Adjustments	Payments	Adjustments	2005
	(In thousands)

Fiscal Year 2005 Actions:
Employee severance and related benefits	$—	$2,447	$(1,879)	$—	$568
Asset impairments	—	345	—	(345)	—
Contractual obligations	—	525	(639)	217	103
Accumulated currency translation gain, net	—	(236)	—	236	—

Total	—	3,081	(2,518)	108	671

Fiscal Year 2004 Actions:
Employee severance and related benefits	5,335	(235)	(4,419)	—	681
Asset impairments	—	(97)	—	97	—
Contractual obligations	409	327	(737)	1	—

Total	5,744	(5)	(5,156)	98	681

Fiscal Year 2003 Actions:
Employee severance and related benefits	294	(20)	(272)	—	2
Contractual obligations	1,240	35	(479)	109	905

Total	1,534	15	(751)	109	907

Fiscal Year 2002 Actions:
Employee severance and related benefits	152	9	(161)	—	—
Contractual obligations	54	—	(33)	—	21

Total	206	9	(194)	—	21

Total of all actions	$7,484	$3,100	$(8,619)	$315	$2,280

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the above described actions during fiscal year 2004 was as follows:

		Costs
	Balance	Incurred			Balance
	May 31,	and Other	Cash	Non-cash	May 29,
	2003	Adjustments	Payments	Adjustments	2004
	(In thousands)

Fiscal Year 2004 Actions:
Employee severance and related benefits	$—	$17,351	$(12,016)	$—	$5,335
Asset impairments	—	1,610	—	(1,610)	—
Contractual obligations	—	1,514	(1,105)	—	409
Accumulated currency translation loss, net	—	2,594	—	(2,594)	—

Total	—	23,069	(13,121)	(4,204)	5,744

Fiscal Year 2003 Actions:
Employee severance and related benefits	5,394	(623)	(4,477)	—	294
Asset impairments	—	(53)	—	53	—
Contractual obligations	1,730	447	(1,085)	148	1,240

Total	7,124	(229)	(5,562)	201	1,534

Fiscal Year 2002 Actions:
Employee severance and related benefits	494	172	(514)	—	152
Contractual obligations	434	(57)	(323)	—	54

Total	928	115	(837)	—	206

Other	—	(190)	(9)	199	—

Total of all actions	$8,052	$22,765	$(19,529)	$(3,804)	$7,484

8.	Marketable Investments

Marketable investments are recorded at fair value with the resulting unrealized gains and temporary losses included, net of tax, in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Fair values of marketable investments are based on quoted market prices. Realized gains and losses on sales of marketable investments were $0.3 million and $0.5 million, $1.5 million and $2.4 million, and $2.6 million and $2.8 million, respectively, for fiscal years 2006, 2005, and 2004.

Short-term marketable investments held at May 27, 2006 consisted of:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)

Asset backed securities	$40,071	$6	$(241)	$39,836
U.S. Agencies	27,340	—	(328)	27,012
Corporate notes and bonds	23,841	9	(67)	23,783
Commercial paper	21,568	—	—	21,568
Mortgage backed securities	6,802	—	(187)	6,615
Certificates of deposit	2,517	—	(2)	2,515
U.S. Treasuries	17	—	—	17

Short-term marketable investments	$122,156	$15	$(825)	$121,346

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term marketable investments held at May 27, 2006 consisted of:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)

Asset backed securities	$37,595	$—	$(901)	$36,694
U.S. Agencies	13,561	—	(340)	13,221
Corporate notes and bonds	20,223	—	(686)	19,537
Mortgage backed securities	30,252	—	(1,305)	28,947
U.S. Treasuries	5,634	—	(194)	5,440

Long-term marketable investments	$107,265	$—	$(3,426)	$103,839

Short-term marketable investments held at May 28, 2005 consisted of:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)

Asset backed securities	$12,290	$—	$(103)	$12,187
U.S. Agencies	31,109	—	(189)	30,920
Corporate notes and bonds	48,245	14	(274)	47,985
Mortgage backed securities	1,840	—	(26)	1,814
U.S. Treasuries	28,150	—	(175)	27,975

Short-term marketable investments	$121,634	$14	$(767)	$120,881

Long-term marketable investments held at May 28, 2005 consisted of:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)

Asset backed securities	$70,667	$238	$(418)	$70,487
U.S. Agencies	42,962	—	(718)	42,244
Corporate notes and bonds	48,535	45	(555)	48,025
Mortgage backed securities	53,622	4	(1,006)	52,620
U.S. Treasuries	13,491	83	(58)	13,516

Long-term marketable investments	$229,277	$370	$(2,755)	$226,892

Contractual maturities of long-term marketable investments at May 27, 2006 will be as follows:

Amortized Cost
Basis
(In thousands)

After 1 year through 5 years	$77,013
Mortgage backed securities	30,252

$107,265

Tektronix reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, Tektronix considers the reasons for the impairment, its ability and intent to hold the investment until the market price recovers, compliance with its investment policy, the severity and duration of the impairment, and expected future performance. As Tektronix primarily invests in high quality debt securities, unrealized losses are largely driven by increased market interest rates. These unrealized losses were not significant on an individual investment security basis. Based on this evaluation, no impairment was considered to be other-than-temporary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the market value of marketable investments with continuous unrealized losses at May 27, 2006:

	12 Months or More		Less Than 12 Months		Total
	Gross		Gross		Gross
	Estimated		Estimated		Estimated
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Asset backed securities	$37,340	$(668)	$32,568	$(474)	$69,908	$(1,142)
U.S. Agencies	35,287	(655)	4,946	(13)	40,233	(668)
Mortgage backed securities	29,383	(1,228)	6,179	(264)	35,562	(1,492)
Corporate notes and bonds	21,977	(596)	11,779	(156)	33,756	(752)
U.S. Treasuries	3,522	(142)	1,934	(52)	5,456	(194)
Certificates of deposit	—	—	2,515	(3)	2,515	(3)

Total	$127,509	$(3,289)	$59,921	$(962)	$187,430	$(4,251)

9.	Concentrations of Risk

Credit Risk

Financial instruments that potentially subject Tektronix to concentrations of credit risk consist principally of trade accounts receivable and marketable investments. The risk is limited due to the large number of entities comprising Tektronix’ customer base and investments, and their dispersion across many different industries and geographies.

Supplier Risk

Tektronix currently buys a significant portion of its circuit boards from one supplier and a significant portion of its Application Specific Integrated Chips (“ASICs”) from two suppliers. Both circuit boards and ASICs are important components of our products and are built to Tektronix’ specifications. Management believes that other suppliers could build these circuit boards on comparable terms, however there are a limited number of suppliers that could build ASICs to Tektronix’ specifications. A change in suppliers for circuit boards or ASICs could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

10.	Inventories

Inventories consisted of the following at May 27, 2006 and May 28, 2005:

	2006	2005
	(In thousands)

Materials	$8,252	$7,015
Work in process	72,663	63,091
Finished goods	75,436	60,990

Inventories	$156,351	$131,096

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Other Current Assets

Other current assets consisted of the following at May 27, 2006 and May 28, 2005:

	2006	2005
	(In thousands)

Current deferred tax asset	$45,686	$49,537
Prepaid expenses	12,776	12,877
Income taxes receivable	1,772	9,928
Other receivables	8,343	7,401
Notes receivable	12	18
Other current assets	413	416

Other current assets	$69,002	$80,177

12.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at May 27, 2006 and May 28, 2005:

	2006	2005
	(In thousands)

Land	$698	$1,086
Buildings	135,727	129,983
Machinery and equipment	258,137	246,032
Accumulated depreciation and amortization	(267,052)	(256,555)

Property, plant and equipment, net	$127,510	$120,546

Depreciation and amortization expense for property, plant and equipment for fiscal years 2006, 2005, and 2004 was $27.6 million, $28.4 million, and $29.0 million, respectively.

13.	Goodwill, Net

Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition related intangibles.

Tektronix performed its annual goodwill impairment analysis during the second quarter of fiscal year 2006 and identified no impairment. The impairment review is based on a discounted cash flow approach that uses estimates of future market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that Tektronix uses to manage the underlying businesses. However, if Tektronix fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and Tektronix may incur charges for impairment of goodwill. Goodwill that was included in assets of discontinued operations and related impairment charges are discussed in Note 6.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in goodwill, net, for continuing operations during fiscal years ended May 27, 2006 and May 28, 2005 were as follows (in thousands):

Balance at May 29, 2004	$79,774
Acquisition of Inet (Note 5)	220,883
Currency translation	1,277

Balance at May 28, 2005	301,934
Inet purchase price adjustment	(1,230)
Other acquisitions	7,428
Currency translation	(943)

Balance at May 27, 2006	$307,189

Goodwill at May 27, 2006 consisted primarily of $219.7 million from the acquisition of Inet and $39.3 million from the Sony/Tektronix redemption.

14.	Other Long-Term Assets

Other long-term assets consisted of the following at May 27, 2006 and May 28, 2005:

	2006	2005
	(In thousands)

Intangibles, net	$86,805	$107,652
Notes, contracts and leases	18,476	12,377
Corporate equity securities	8,923	8,285
Other long-term assets	5,335	6,103

Other long-term assets	$119,539	$134,417

Intangibles, net included $82.6 million as of May 27, 2006 and $106.2 million as of May 28, 2005, resulting from the acquisition of Inet in the second quarter of fiscal year 2005, as described in Note 5.

Accumulated amortization for intangible assets as of May 27, 2006 and May  28, 2005 was $44.1 million and $22.4 million, respectively.

Corporate equity securities are classified as available-for-sale and reported at fair value. The related unrealized holding gains and temporary losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains at May 27, 2006 and May 28, 2005 were as follows:

	2006	2005
	(In thousands)

Cost basis of corporate equity securities	$4,282	$4,282
Gross unrealized holding gains	4,641	4,003

Fair value of corporate equity securities	$8,923	$8,285

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at May 27, 2006 and May 28, 2005:

	2006	2005
	(In thousands)

Trade accounts payable	$50,910	$36,407
Other accounts payable	44,719	35,444

Accounts payable	95,629	71,851
Income taxes payable	16,181	17,348
Contingent liabilities (Note 17)	8,785	10,539
Warranty reserve (Note 24)	5,798	6,508
Accrued expenses and other liabilities	6,930	8,812

Accrued liabilities	37,694	43,207

Accounts payable and accrued liabilities	$133,323	$115,058

Other accounts payable includes employee benefits liabilities and other miscellaneous non-trade payables. Contingent liabilities are described in Note 17.

At May 27, 2006, Tektronix maintained unsecured bank credit facilities, primarily for bank overdraft balances, totaling $56.5 million, of which $46.0 million was unused. These facilities do not have an expiration date or a fixed interest rate. In addition, no covenants are required by the banks.

16.	Long-Term Liabilities

Long-term liabilities consisted of the following at May 27, 2006 and May 28, 2005:

	2006	2005
	(In thousands)

Pension liability	$66,147	$174,841
Deferred compensation	14,584	15,708
Postretirement benefits	12,106	12,828
Other long-term liabilities	16,031	19,638

Long-term liabilities	$108,868	$223,015

The reduction in Pension liability was the result of Tektronix’ voluntary contributions of $54.8 million in fiscal year 2006, favorable asset returns, and increase in the discount rates which favorably impacted the pension liability as discussed in Note 26.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Commitments and Contingencies

Commitments

Tektronix leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates. Rental expense was $22.9 million in fiscal year 2006, $20.8 million in fiscal year 2005, and $17.0 million in fiscal year 2004. In addition, Tektronix is a party to long-term or minimum purchase agreements with various suppliers and vendors. The future minimum obligations under operating leases and purchase commitments as of May 27, 2006 were:

	Operating	Purchase
	Leases	Commitments
	(In thousands)

Fiscal Year
2007	$19,720	$130,921
2008	16,881	732
2009	12,391	166
2010	9,520	—
2011	2,320	—
Future years	3,010	—

Total	$63,842	$131,819

Contingencies

As of May 27, 2006, Tektronix had $8.8 million of contingencies recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printing and Imaging Division (“CPID”) in fiscal year 2000, $2.0 million for environmental exposures and $1.8 million for other contingent liabilities. It is reasonably possible that management’s estimates of contingencies could change in the near term and that such changes could be material to the consolidated financial statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other payments and adjustments during the period from fiscal years 2001 through 2005 reduced the balance of the contingencies by $4.6 million. As of May 27, 2006 and May 28, 2005, the balance of the contingencies related to the CPID disposition was $5.0 million. This contingency may take several years to resolve. The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained. Tektronix continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur. Tektronix, however, does not expect such changes to be material to the financial statements.

Environmental and Other

The $2.0 million for environmental exposures was specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus. Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range. These costs are estimated to be incurred over the next several years. Tektronix is currently awaiting approval of a work plan and risk assessment for a feasibility study from the Oregon Department of Environmental Quality. We expect approval for the work plan and risk assessment and completion of the feasibility study during fiscal year 2007, which could increase our recorded liability. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from the recorded liability.

The remaining $1.8 million included amounts primarily related to intellectual property, employment issues and regulatory matters. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.

The U.S. Office of Export Enforcement and the Department of Justice are conducting investigations into Tektronix’ compliance with export regulations with respect to certain sales made in Asia. We are fully cooperating with the investigations. The government could pursue a variety of sanctions against Tektronix, including monetary penalties and restrictions on our exportation of certain products. Based on the status of the investigations as of the date of this report, we do not anticipate that the results of the investigations will have a material adverse effect on Tektronix’ business, results of operations, financial condition, or cash flows.

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

For cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, and accrued compensation, the carrying amount approximates the fair value because of the immediate or short-term nature of those instruments. Marketable investments are recorded at their fair value based on quoted market prices.

19.	Stock Compensation Plans

Stock options

Tektronix maintains stock incentive plans for selected employees. As of May 27, 2006 there were 17.4 million shares reserved for all stock compensation, of which 11.1 million were reserved for issuance for outstanding options under stock incentive plans, 0.8 million for outstanding stock options converted in connection with the Inet acquisition, 1.3 million for the Employee Stock Purchase Plan and 4.2 million available for future grants under the 2005 and 2002 Stock Incentive Plans. Under the terms of the stock incentive plans, stock options are granted at an option price not less than the market value at the date of grant. Options granted generally vest over four years and expire ten years from grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of the stock compensation plans as of May 27, 2006:

	Equity Compensation Plan Information
	Number of Securities		Number of Securities
	to be Issued Upon	Weighted Average	Remaining Available
	Exercise of Outstanding	Exercise Price of	for Future Issuance
	Options,	Outstanding Options,	(Excluding Shares
	Warrants and Rights	Warrants and Rights	Listed in (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders
2005 Stock Incentive Plan	646,412	$29.79	2,457,696
2002 Stock Incentive Plan	6,297,696	$25.50	1,771,530
1998 Stock Option Plan	1,257,705	$22.39	—
1989 Stock Incentive Plan	2,927,963	$29.39	—
Employee Stock Purchase Plan (1)	—	n/a	1,258,007
Equity Compensation Plan Not Approved by Shareholders
2001 Stock Option Plan (2)	23,637	$25.69	—

Total (3)	11,153,413	$26.42	5,487,233

(1)	As of May 27, 2006 employees had contributed $3.1 million for the purchase period ending July 14, 2006. Contributions are held as cash until the last day of the purchase period when shares are purchased by the employees.

(2)	This plan was adopted by the Board of Directors for the sole purpose of making grants to new non-officer employees who join the Company as a result of acquisitions, and grants were limited to such non-officer employees. Options with a term of 10 years were granted at fair market value at the time of grant. The terms of the options are substantially the same as the options granted under plans approved by shareholders. The Board of Directors terminated this Plan, therefore there will be no further grants.

(3)	These totals do not include information relating to the Inet Stock Option Plan, which was approved by the shareholders of Inet Technologies, Inc. and assumed by the Company in a transaction approved by shareholders of Inet. No additional grants will be made under this plan. The applicable information for the Inet Stock Option Plan is as follows: (i) 780,157 securities are issuable upon exercise of outstanding options and 4,180 rights; (ii) the weighted average exercise price of outstanding options, warrants and rights is $61.37; and (iii) no securities are available for future issuance.

Additional information with respect to option activity is set forth below:

	Outstanding		Exercisable
	Number of		Number of
	Shares in	Weighted Average	Shares in	Weighted Average
	Thousands	Exercise Price	Thousands	Exercise Price

May 31, 2003	11,100	$22.87	4,914	$23.49
Granted	2,360	30.99
Exercised	(1,604)	18.05
Cancelled	(641)	24.69

May 29, 2004	11,215	25.16	5,135	25.17
Granted	4,377	36.89
Exercised	(819)	19.49
Cancelled	(596)	44.51

May 28, 2005	14,177	28.29	7,452	29.57
Granted	875	28.63
Exercised	(2,201)	20.93
Cancelled	(917)	32.36

May 27, 2006	11,934	$29.06	7,473	$29.55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about options outstanding and exercisable at May 27, 2006:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of Exercise	Shares in	Contractual	Exercise	Shares in	Exercise
Prices	Thousands	Life (years)	Price	Thousands	Price

$10.97 - $ 20.06	2,787	5.55	$18.15	2,247	$18.31
20.08 - 28.57	2,034	6.16	24.33	1,822	24.26
28.58 - 28.69	2,286	8.64	28.69	521	28.69
28.70 - 31.55	2,577	8.19	30.99	881	31.45
$31.64 - $176.32	2,250	5.26	45.02	2,002	46.36

	11,934	6.76	$29.06	7,473	$29.55

Tektronix also has plans for certain executives, key employees, and outside directors that provide stock-based compensation other than options. Under APB No. 25, compensation cost for these plans is measured based on the market price of the stock at the date the terms of the award become fixed. Under the fair value approach of SFAS No. 123, compensation cost is measured based on the market price of the stock at the grant date. There were 810,118, 166,600 and 96,000 shares granted under these plans during fiscal years 2006, 2005, and 2004, respectively. The weighted average grant-date fair value of the shares granted under these plans during fiscal years 2006, 2005, and 2004 was $29.54, $29.04 and $31.37 per share, respectively. Compensation costs for these plans were $4.0 million, $1.7 million and $0.8 million in fiscal years 2006, 2005 and 2004, respectively.

Employee Stock Purchase Plan

During fiscal year 2001, Tektronix initiated the Employee Stock Purchase Plan (“ESPP”) and reserved an initial 1.5 million shares for issuance. On September 22, 2005, shareholders approved an additional 1.3 million shares to be reserved for issuance. The ESPP allows substantially all regular employees to purchase shares of Tektronix common stock through payroll deductions of up to 10% of their eligible compensation during a six-month period. Plan periods are from January 15 to July 14 and July 15 to January 14. The price an employee pays for the shares is 85% of the fair market value of Tektronix stock on the last day of the period.

During fiscal years 2006 and 2005, employees purchased 364,035 and 225,739 shares, respectively, at an average price of $20.98 and $25.22 per share, respectively. At May 27, 2006, 1,258,007 shares of common stock were available for future issuance under the ESPP. As calculated under SFAS No. 123, the total fair value for ESPP shares purchased was $1.8 million, $1.6 million and $2.7 million in fiscal years 2006, 2005, and 2004, respectively.

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

During fiscal years 2006, 2005, and 2004, Tektronix repurchased a total of 4.8 million, 7.8 million, and 2.7 million shares, respectively, at an average price per share of $25.02, $26.63, and $27.24, respectively, for $120.8 million, $208.4 million, and $72.4 million, respectively. As of May 27, 2006, Tektronix has repurchased a total of 29.8 million shares at an average price of $24.10 per share totaling $718.0 million under these authorizations. The reacquired shares were immediately retired, in accordance with Oregon corporate law. As of May 27, 2006 $232.0 million remained open under these authorizations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income (Loss) consisted of the following:

		Unrealized		Accumulated
		Holding Gains	Additional	Other
	Foreign	on Available-	Minimum	Comprehensive
	Currency	for-Sale	Pension	Income
	Translation	Securities	Liability	(Loss)
	(In thousands)

Balance as of May 29, 2004	$35,192	$3,488	$(173,748)	$(135,068)
Fiscal year 2005 activity	6,935	(2,961)	(24,689)	(20,715)

Balance as of May 28, 2005	42,127	527	(198,437)	(155,783)
Fiscal year 2006 activity	(4,523)	(268)	186,960	182,169

Balance as of May 27, 2006	$37,604	$259	$(11,477)	$26,386

21.	Derivative Financial Instruments and Hedging Activities

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

Tektronix accounts for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the consolidated statement of operations to the extent effective and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires that Tektronix formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

Tektronix utilizes foreign currency forward contracts to partially or fully offset the risk associated with the effects of certain non-functional currency assets and liabilities. As a result, increases or decreases to these balances due to foreign exchange rate changes are offset by gains and losses on the forward contracts. Tektronix does not use forward contracts for trading purposes. All foreign currency balances and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in Tektronix’ consolidated statements of operations.

Net foreign exchange transaction gains and losses were not material for fiscal years 2006, 2005, and 2004. Tektronix held forward contracts with notional amounts totaling $37.9 million and $5.7 million at May 27, 2006 and May 28, 2005, respectively.

22.	Business Segments

Tektronix derives revenue principally by developing, manufacturing, and selling a broad range of test, measurement and monitoring products in two primary segments that have similar economic characteristics as well as similar customers, production processes, and distribution methods. Accordingly, Tektronix reports as a single segment.

	2006	2005	2004
	(In thousands)

Consolidated net sales to external customers by groups of similar products:
Instruments Business	$788,773	$812,692	$710,549
Communications Business	251,097	221,962	210,071

Net sales	$1,039,870	$1,034,654	$920,620

Consolidated net sales to external customers by region:
The Americas
United States	$361,688	$392,755	$386,369
Other Americas	30,449	31,843	27,704
Europe	286,756	241,823	190,235
Pacific	196,759	198,911	167,651
Japan	164,218	169,322	148,661

Net sales	$1,039,870	$1,034,654	$920,620

Operating income:
Continuing operations	$137,117	$156,077	$113,530
Less:
Business realignment costs	9,847	3,100	22,765
Acquisition related costs (credits) and amortization	8,567	41,553	(51,025)

Operating income	$118,703	$111,424	$141,790

Long-lived assets:
United States	$679,301	$447,860	$106,383
International	114,065	109,905	109,526
Long-term marketable investments	103,839	226,892	463,878
Deferred tax assets	—	56,560	105,886

Long-lived assets	$897,205	$841,217	$785,673

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Other Non-Operating Income (Expense), Net

	2006	2005	2004
	(In thousands)

Gain (loss) on sale of corporate equity securities	$(90)	$2,696	$7,293
Gain (loss) on disposition of financial assets	35	(825)	(120)
Currency gains (losses)	(259)	(1,047)	659
Other expense, net	(3,063)	(4,388)	(1,667)

Other non-operating income (expense), net	$(3,377)	$(3,564)	$6,165

In fiscal year 2005, Tektronix sold 1.4 million shares of common stock of Tut Systems, Inc. Net proceeds from the sale were $4.4 million, which resulted in a realized gain of $2.7 million.

In fiscal year 2004, Tektronix sold 0.4 million shares of common stock of Merix Corporation (“Merix”) in connection with a public offering by Merix. Net proceeds from the sale were $9.5 million, which resulted in a net realized gain of $7.3 million.

Other expense, net, includes items such as rental income, miscellaneous fees, charitable contributions, and other expenses.

24.	Product Warranty Accrual

Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

Changes in the product warranty accrual were as follows (in thousands):

Balance, May 29, 2004	$8,959
Payments made	(9,523)
Provision for warranty expense	7,072

Balance, May 28, 2005	6,508
Payments made	(9,777)
Provision for warranty expense	9,067

Balance, May 27, 2006	$5,798

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Income Taxes

Income tax expense consisted of:

	2006	2005	2004
	(In thousands)

Current:
Federal	$17,790	$15,910	$39,338
State	1,086	3,360	1,434
Non - U.S.	13,026	6,740	5,887

	31,902	26,010	46,659
Deferred:
Federal	9,799	21,003	6,015
State	532	(817)	1,509
Non - U.S.	(4,697)	(863)	(5,096)

	5,634	19,323	2,428

Total income tax expense	$37,536	$45,333	$49,087

Income tax expense differs from the amounts that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference is:

	2006	2005	2004
	(In thousands)

Income taxes based on U.S. statutory rate	$44,950	$43,464	$58,559
State income taxes, net of U.S. tax	1,052	1,653	1,913
Extraterritorial income exclusion	(3,150)	(2,504)	(1,413)
Changes in valuation allowance	(4,838)	(16,664)	(1,776)
Reversal of prior fiscal years’ provisions	(2,005)	—	(6,306)
Nondeductible charge for in-progress R&D	128	11,283	—
Domestic manufacturer’s deduction	(1,193)	—	—
Change in enacted state and local tax rate	2,355	—	—
Other — net	237	8,101	(1,890)

Total income tax expense	$37,536	$45,333	$49,087

The reconciliations above reflect permanent items that impact the provisions. Items that increase provisions include state income taxes and various nondeductible expenses, whereas items that decrease the provisions include extraterritorial income exclusion, various tax credits, reductions in valuation allowances and reversals of prior fiscal years’ provisions.

During fiscal year 2005, $11.3 million was not recognized as a tax benefit since this resulted from the write-off of IPR&D from the Inet acquisition. Income tax expense for fiscal year 2005 included $8.1 million of other provisions largely for taxes on unremitted earnings of foreign subsidiaries and tax contingencies related to research and development tax credits, net operating loss carryforwards and other non-deductible items, partially offset by a favorable adjustment from the prior fiscal year income tax return.

Tax benefits of $8.4 million, $3.9 million and $7.0 million associated with the exercise of employee stock options were allocated to common stock in fiscal years 2006, 2005, and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	2006	2005
	(In thousands)

Other current assets	$45,686	$49,537
Deferred tax assets	—	56,560
Deferred tax liabilities	(65,935)	—

Net deferred tax assets (liabilities)	$(20,249)	$106,097

The temporary differences and carryforwards that gave rise to deferred tax assets and liabilities were as follows:

	2006	2005
	(In thousands)

Deferred tax assets:
Reserves and other liabilities	$41,585	$43,670
Accrued pension obligation	—	44,036
Foreign tax credit carryforwards	—	6,519
Accumulated depreciation	11,211	11,557
Inventory	8,834	10,184
Net operating loss carryforwards	10,769	6,822
Other credit carryforwards	2,922	18,871
Accrued postretirement benefits	5,219	5,783
Lease obligation	2,393	4,409
Restructuring costs and separation programs	522	1,683
Unrealized gains on marketable equity securities	297	—

Gross deferred tax assets	83,752	153,534
Less: valuation allowance	(1,681)	(6,519)

Deferred tax assets	$82,071	$147,015

Deferred tax liabilities:
Accrued pension obligation	$(71,775)	$—
Intangibles	(30,330)	(39,945)
Software development costs	(215)	(637)
Unrealized gains on marketable equity securities	—	(336)

Deferred tax liabilities	(102,320)	(40,918)

Net deferred tax assets (liabilities)	$(20,249)	$106,097

At May 27, 2006, there were no remaining unused foreign tax credit carryovers. In addition, at May 27, 2006, there were $2.9 million of other credit carryforwards comprising alternative minimum tax credits and international tax credits, which can be carried forward into the future. Also, there were $45.3 million of international net operating losses that existed at May 27, 2006, with a deferred tax value of $10.8 million. Tektronix has a $1.7 million valuation allowance in place against certain international tax credits and net operating losses.

Tektronix maintains reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions, but can also be affected by changes in applicable tax law or other factors, which could cause Tektronix’ management to believe a revision of past estimates is appropriate. During fiscal year 2006, the estimate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of prior years’ exposures was reduced by $2.0 million to reflect the results of the Internal Revenue Service examination of Tektronix’ fiscal years 2001, 2002 and 2003.

Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

26.	Benefit Plans

Pension and postretirement benefit plans

Tektronix sponsors one IRS-qualified defined benefit plan, the Tektronix Cash Balance pension plan, and one non-qualified defined benefit plan, the Retirement Equalization Plan, for eligible employees in the United States. Employees hired after July 31, 2004 do not participate in the U.S. Cash Balance pension plan. Tektronix also sponsors defined benefit pension plans in Germany, the United Kingdom, Netherlands, Japan and Taiwan. Tektronix also provides postretirement life insurance benefits to all current employees and provides certain retired and active employees with postretirement health care benefits. The pension plans have a fiscal year end measurement date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables provide information about changes in the benefit obligation and plan assets and the funded status of Tektronix pension and postretirement benefit plans:

	Pension	Pension	Postretirement	Postretirement
	Benefits	Benefits	Benefits	Benefits
	2006	2005	2006	2005
	(In thousands)

Change in Benefit Obligation
Beginning balance	$728,739	$661,646	$16,261	$15,198
Service cost	7,050	6,336	96	84
Interest cost	36,624	38,079	856	904
Actuarial (gain) loss	(22,110)	65,394	(394)	2,074
Curtailment/settlement	(3,118)	(577)	—	—
Benefit payments	(46,493)	(44,454)	(1,675)	(1,999)
Exchange rate changes	1,821	2,187	—	—
Participant contributions	108	128	—	—

Ending balance	$702,621	$728,739	$15,144	$16,261

Change in Plan Assets
Beginning balance	$543,864	$479,698	$—	$—
Actual return	71,387	56,379	—	—
Employer contributions	60,042	51,774	1,675	1,999
Benefit payments	(46,493)	(44,454)	(1,675)	(1,999)
Participant contributions	108	128	—	—
Curtailment/settlement	(335)	(546)	—	—
Exchange rate changes	1,757	885	—	—

Ending balance	$630,330	$543,864	$—	$—

Net underfunded status of the plan	$(72,291)	$(184,875)	$(15,144)	$(16,261)
Unrecognized initial net obligation	541	231	—	—
Unrecognized prior service cost	(7,337)	(9,800)	—	—
Unrecognized net loss	277,237	342,533	1,038	1,433

Net prepaid (liability) recognized	$198,150	$148,089	$(14,106)	$(14,828)

Amounts recognized on the consolidated balance sheets
Pension assets	$239,128	$868	$—	$—
Long-term liabilities	(66,147)	(174,841)	(12,106)	(12,828)
Accrued compensation	—	—	(2,000)	(2,000)
Accumulated other comprehensive loss	25,169	322,062	—	—

Net prepaid (liability) recognized	$198,150	$148,089	$(14,106)	$(14,828)

The accumulated benefit obligation for all defined benefit pension plans was $691.8 million and $718.1 million at May 27, 2006 and May 28, 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information for certain pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension	Pension
	Benefits	Benefits
	2006	2005
	(In thousands)

Projected benefit obligation	$118,481	$728,739
Accumulated benefit obligation	115,492	718,111
Fair value of plan assets	51,567	543,864

The primary reason for the changes between fiscal year 2006 and 2005 in the table above was due to the change in the U.S. Cash Balance pension plan from an underfunded status in fiscal year 2005 to an overfunded status in fiscal year 2006.

At May 27, 2006 and May 28, 2005, Tektronix’ accumulated benefit obligation exceeded the fair value of plan assets for certain pension plans. This resulted in a cumulative minimum pension liability pre-tax amount of $25.2 million at May 27, 2006 which was recorded net of deferred tax assets of $13.7 million in Accumulated other comprehensive income (loss) in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” In fiscal year 2006, the fair value of the U.S. Cash Balance pension plan assets exceeded the accumulated benefit obligation. As a result, the cumulative pre-tax amount decreased by $296.9 million comprised of an after-tax credit to equity in Accumulated other comprehensive income (loss) of $187.0 million, net of a $109.9 million reversal of deferred tax assets.

As for fiscal year 2005, the cumulative pre-tax balance increased by $40.4 million, which resulted in an after-tax reduction in equity in Accumulated other comprehensive income (loss) of $24.7 million, net of $15.7 million of deferred tax assets.

During fiscal year 2006, Tektronix made voluntary contributions of $48.4 million to the U.S. Cash Balance pension plan and $6.4 million to the United Kingdom pension plan. Depending on the market performance of the pension plans assets, Tektronix may make additional cash contributions to the plans in the future.

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Postretirement
	Benefit	Benefit	Total
	(In thousands)

Fiscal Year
2007	$41,868	$1,296	$43,164
2008	42,085	1,296	43,381
2009	42,568	1,305	43,873
2010	43,320	1,302	44,622
2011	44,545	1,304	45,849
2012 — 2016	239,049	6,457	245,506

Total	$453,435	$12,960	$466,395

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The plan asset allocations at May 27, 2006 and May 28, 2005 for the U.S. Cash Balance pension plan, which comprises the majority of Tektronix’ pension plan assets, by asset category were as follows:

	2006	2005

Equity investments	74%	72%
Debt securities	17	19
Real estate	8	8
Other	1	1

	100%	100%

The investment policy for the U.S. Cash Balance pension plan currently provides for target asset allocations of 74.5% for equity investments, 25.5% for fixed income investments. Allocations may vary by 5% before reallocation of assets becomes necessary. Tektronix’ investment strategy is to maximize shareholder value within the context of providing benefit security for plan participants.

The components of net pension benefit expense and postretirement benefit expense (credit) recognized in income were:

	2006	2005	2004
	(In thousands)

Pension Benefit:
Service cost	$7,050	$6,336	$7,169
Interest cost	36,624	38,079	37,824
Expected return on plan assets	(49,493)	(49,698)	(50,793)
Amortization of transition asset	156	118	111
Amortization of prior service cost	(2,300)	(2,298)	(2,069)
Curtailment/settlement loss	(2,221)	(193)	—
Amortization of unrecognized net loss	21,104	13,542	11,174

Net benefit expense	$10,920	$5,886	$3,416

Postretirement Benefit:
Service cost	$96	$84	$104
Interest cost	856	904	930
Amortization of prior service cost	—	—	(2,671)

Net benefit expense (credit)	$952	$988	$(1,637)

Weighted Average Assumptions Used

Weighted average assumptions used to determine benefit obligations at May 27, 2006 and May 28, 2005 were as follows:

	Pension Benefits		Postretirement Benefits
	2006	2005	2006	2005

Discount rate	5.9%	5.3%	6.3%	5.5%
Rate of compensation increase	3.4%	3.5%	3.6%	3.8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine net pension benefit expense (credit) and net postretirement benefit credit for fiscal years 2006, 2005, and 2004 were as follows:

	Pension Benefits			Postretirement Benefits
	2006	2005	2004	2006	2005	2004

Discount rate	5.3%	6.1%	5.6%	6.3%	6.3%	6.0%
Rate of compensation increase	3.5%	3.6%	3.5%	3.6%	3.8%	3.8%
Expected long-term return on plan assets	8.3%	8.4%	8.1%	N/A	N/A	N/A

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

The expected long-term return on plan assets assumption is based on a comprehensive analysis conducted by Tektronix’ Treasury department with detailed input from external actuarial and asset management consultants. The analysis includes a review of the asset allocation strategy, projected future long-term performance of individual asset classes, risks (standard deviations) and correlations for each of the asset classes that comprise the plans’ asset mix. While the analysis gives appropriate consideration to recent asset performance and actual returns in the past, the assumption is primarily an estimated long-term, prospective rate.

Tektronix maintains an insured indemnity health plan for retirees. The assumed health care cost trend rates used to measure the expected cost of benefits under the indemnity and HMO plans were assumed to increase by 7.75% and 8.0%, respectively, for participants under the age of 65 and 8.0% and 8.50%, respectively, for participants age 65 and over in fiscal year 2006. Thereafter, the rates of both plans were assumed to gradually decrease until they reach 5.3% for participants under the age of 65 and 5.5% for those over 65 in 2010. A 1.0% change in these assumptions would not have a material effect on either the postretirement benefit obligation at May 27, 2006 or the benefit expense reported for fiscal year 2006.

Employee savings plan

Tektronix has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may defer up to 50% of their compensation, subject to certain regulatory limitations. Employee contributions are invested, at the employees’ direction, among a variety of investment alternatives. Tektronix’ matching contribution is 4% of compensation and may be invested in any one of the 401(k) plan funds. In addition, Tektronix contributes Company stock to the plan for all eligible employees equal to 2% of compensation. Tektronix’ total contributions were approximately $11.9 million in fiscal year 2006, $10.6 million in fiscal year 2005, and $9.2 million in fiscal year 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Supplemental Cash Flow Information

	May, 27,	May, 28,	May 29,
	2006	2005	2004
	(In thousands)

Supplemental disclosure of cash flows
Income taxes paid (refunded), net	$8,932	$34,669	$(18,731)
Interest paid	254	335	3,367
Non-cash transactions from Inet acquisition
Common stock issued	$—	$247,543	$—
Stock options assumed	—	9,658	—
Restricted share rights assumed	—	321	—
Unearned stock-based compensation	—	(3,403)	—
Liabilities assumed	(2,298)	39,033	—
Non-cash assets acquired, net of deferred income taxes	2,298	(387,101)	—

Net cash paid for acquisition of Inet	$—	$(93,949)	$—

Other non-cash transactions:
Common stock issued for acquisition	$2,075	$—	$—
Note receivable for sale of property	1,250	—	—

Quarterly Financial Data (Unaudited)

In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Quarter Ended
	May 27,	Feb. 25,	Nov. 26,	Aug. 27,
	2006	2006	2005	2005

Net sales	$289,309	$262,105	$253,396	$235,060
Gross profit	174,158	159,102	152,225	135,957
Operating income(a)	37,851	33,535	29,451	17,866
Earnings before taxes	42,466	35,887	30,200	19,875
Net earnings from continuing operations	31,908	24,938	19,878	14,168
Gain (loss) from discontinued operations	(47)	1,575	17	(82)
Net earnings	$31,861	$26,513	$19,895	$14,086
Earnings per share:
Continuing operations — basic	$0.38	$0.30	$0.24	$0.17
Continuing operations — diluted	$0.37	$0.30	$0.24	$0.17
Discontinued operations — basic and diluted	$—	$0.02	$—	$—
Net earnings — basic	$0.38	$0.32	$0.24	$0.17
Net earnings — diluted	$0.37	$0.32	$0.24	$0.17
Average shares outstanding:
Basic	83,681	82,174	82,833	84,603
Diluted	85,365	83,319	83,584	85,297
Common stock prices:
High	$36.70	$31.41	$26.63	$25.29
Low	30.26	25.36	22.73	22.56

	Quarter Ended
	May 28,	Feb. 26,	Nov. 27,	Aug. 28,
	2005	2005	2004	2004

Net sales	$261,029	$256,332	$266,828	$250,465
Gross profit	156,548	153,386	160,323	148,519
Operating income(a)	28,072	27,530	6,883	48,939
Earnings before taxes	30,068	32,637	9,385	52,094
Net earnings (loss) from continuing operations	21,573	23,391	(2,579)	36,466
Gain (loss) from discontinued operations	(372)	3,430	(255)	(58)
Net earnings (loss)	$21,201	$26,821	$(2,834)	$36,408
Earnings (loss) per share:
Continuing operations — basic	$0.25	$0.26	$(0.03)	$0.44
Continuing operations — diluted	$0.25	$0.26	$(0.03)	$0.43
Discontinued operations — basic and diluted	$—	$0.04	$—	$—
Net earnings (loss) — basic	$0.24	$0.30	$(0.03)	$0.43
Net earnings (loss) — diluted	$0.24	$0.30	$(0.03)	$0.43
Average shares outstanding:
Basic	87,103	89,307	87,020	83,782
Diluted	87,840	90,690	87,020	85,211
Common stock prices:
High	$29.10	$31.95	$33.99	$34.94
Low	21.17	28.00	28.35	26.49

Tektronix common stock is traded on the New York Stock Exchange. There were 3,634 shareholders of record at July 17, 2006. The market prices quoted above are the composite daily high and low prices reported by the New York Stock Exchange rounded to full cents per share.

Notes to Quarterly Financial Data (Unaudited):

Financial data for fiscal year 2006 and 2005 included twelve months and eight months of the results of operations, respectively, from the Inet acquisition.

(a) Tektronix incurred business realignment costs of $2.5 million, $1.9 million, $3.2 million and $2.3 million during the first, second, third and fourth quarters of fiscal year 2006, respectively. Tektronix incurred acquisition related costs (credits) and amortization of $3.4 million, $2.1 million, $1.4 million and $1.6 million during the first, second, third and fourth quarters of fiscal year 2006, respectively. Tektronix incurred business realignment costs of $2.0 million, $0.3 million, $0.4 million and $0.4 million during the first, second, third and fourth quarters of fiscal year 2005, respectively. Tektronix incurred acquisition related costs (credits) and amortization of $0.8 million, $34.9 million, $2.6 million and $3.2 million during the first, second, third and fourth quarters of fiscal year 2005, respectively.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 27, 2006 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 27, 2006. We reviewed the results of management’s assessment with our Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 27, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report. The report of Deloitte & Touche LLP is included below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Exchange Act Rule 13a-15 that was conducted during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Tektronix’ chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in October 2005, Tektronix’ chief executive officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that Tektronix’ chief executive officer was not aware of any violation by Tektronix of the NYSE’s corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tektronix, Inc.
Beaverton, Oregon

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tektronix, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 27, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 27, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 27, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended May 27, 2006 of the Company and our report dated August 2, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche llp

Portland, Oregon
August 2, 2006

Item 9B.  Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item regarding directors is included under the “Director Nominees,” “Report of the Audit Committee,” and “Board of Directors Meetings, Committees and Compensation” sections of Tektronix’ Proxy Statement dated August 17, 2006.

The information required by this item regarding executive officers is contained under “Executive Officers of Tektronix” in Item 1 of Part I of this report.

The information required by Item 405 of Regulation S-K is included under “Section 16(a) Beneficial Ownership Reporting Compliance” of Tektronix’ Proxy Statement dated August 17, 2006.

The information required by Item 406 of Regulation S-K is included under “Corporate Governance Guidelines and Policies” of Tektronix’ Proxy Statement dated August 17, 2006 and under “The Company” in Item 1 of Part I of this report.

Item 11.	Executive Compensation.

The information required by this item is included under “Director Compensation,” “Executive Compensation,” “Organization and Compensation Committee Report on Executive Compensation” and “Performance Graph” of Tektronix’ Proxy Statement dated August 17, 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” of Tektronix’ Proxy Statement dated August 17, 2006.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accounting Fees and Services.

The information appearing in the 2006 Proxy Statement under the caption “Fees Paid to Deloitte & Touche LLP” is incorporated herein by reference.

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

(3) Exhibits:

(3)	(i)	Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3(i) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.
	(ii)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3(ii) of Form 8-K filed May 9, 2005, SEC File No. 1-04837.
(4)	(i)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.
	(ii)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 1-04837.
(10)	†(i)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 1-04837.
	†(ii)	Restated Annual Performance Incentive Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.
	†(ii)(A)	Annual Performance Incentive Plan — Additional Information.
	†(iii)	Change of Control Agreements. Form of agreement is incorporated by reference to Exhibit 10(viii) of Form 10-K dated August 18, 1993, SEC File No. 1-4837. Current list of covered executive officers is incorporated by reference to Exhibit 10.1 of Form 10-Q filed January 4, 2006. SEC File No. 1-04837.
	†(iv)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit 10(v) of Form 10-K filed August 22, 1996, SEC File No. 1-04837.
	†(v)	Indemnity Agreement entered into between the Company and certain named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 20, 1993, SEC File No. 1-04837.

	†(vi)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills. Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 2, 2001, SEC File No. 1-04837.
	†(vii)	Form of Executive Severance Agreement entered into between the Company and each of its executive officers (other than the Chief Executive Officer). Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.
	†(viii)	Tektronix, Inc. 2001 Non-Employee Directors Compensation Plan, 2005 Restatement, as amended March 15, 2006. Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 20, 2006, SEC File No. 1-04837.
	†(ix)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 1-04837.
	†(x)	Tektronix, Inc. Deferred Compensation Plan, 2005 Restatement, effective January 1, 2005.
	†(xi)	Tektronix, Inc. Stock Deferral Plan, 2005 Restatement, effective January 1, 2005.
	†(xii)	Individual Cash Incentive Arrangements. Incorporated by reference to Exhibit 10(xii) of Form 10-K filed August 5, 2005, SEC File No. 1-04837.
	†(xiii)	2001 Stock Option Plan. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 14, 2003, SEC File No. 1-04837.
	†(xiv)	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 5, 2005, SEC File No. 1-04827.
	†(xv)	Agreement and plan of merger dated as of June 29, 2004, among Tektronix, Inc., Inet Technologies, Inc., Impala Merger Corp. and Impala Acquisition Co. LLC. Incorporated by reference to Exhibit (2) of Form 8-K filed June 30, 2004, SEC File No. 1-04837.
	†(xvi)	Form of Non-Statutory Stock Option Agreement for Executive Officers under the Tektronix 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 23, 2006, SEC File No. 1-04837.
	†(xvii)	Form of Restricted Stock Agreement for Executive Officers under the Tektronix 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 23, 2006, SEC File No. 1-04837.
	†(xviii)	2005 Stock Incentive Plan. Incorporated by reference to appendix B to the Company’s Proxy Statement dated August 18, 2005 for the 2005 Annual Meeting of Shareholders.
(14)	(i)	Code of Ethics for Financial Managers. Incorporated by reference to Exhibit 14(i) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.
	(ii)	Business Practices Guidelines, 2007 Restatement, effective as of May 28, 2006.
(21)		Subsidiaries of the registrant.
(23)		Consent of Independent Registered Public Accounting Firm.
(24)		Powers of Attorney.
(31.1)		302 Certification, Chief Executive Officer.
(31.2)		302 Certification, Chief Financial Officer.
(32.1)		906 Certification, Chief Executive Officer.
(32.2)		906 Certification, Chief Financial Officer.

†	Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKTRONIX, INC.

By	/s/ COLIN L. SLADE
Colin L. Slade, Senior Vice President and
Chief Financial Officer

Dated: August 2, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature		Capacity	Date

/s/ RICHARD H. WILLS* Richard H. Wills		Chairman of the Board, President, and Chief Executive Officer	August 2, 2006

/s/ COLIN L. SLADE Colin L. Slade		Senior Vice President and Chief Financial Officer, Principal Financial and Accounting Officer	August 2, 2006

/s/ PAULINE LO ALKER* Pauline Lo Alker		Director	August 2, 2006

/s/ A. GARY AMES* A. Gary Ames		Director	August 2, 2006

/s/ GERRY B. CAMERON* Gerry B. Cameron		Director	August 2, 2006

/s/ DAVID N. CAMPBELL* David N. Campbell		Director	August 2, 2006

/s/ FRANK C. GILL* Frank C. Gill		Director	August 2, 2006

/s/ MERRILL A. MCPEAK* Merrill A. McPeak		Director	August 2, 2006

/s/ ROBIN L. WASHINGTON* Robin L. Washington		Director	August 2, 2006

/s/ CYRIL J. YANSOUNI* Cyril J. Yansouni		Director	August 2, 2006

*By:	/s/ JAMES F. DALTON James F. Dalton as attorney-in-fact		August 2, 2006

Tektronix, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
For the years ended May 29, 2004, May 28, 2005 and May 27, 2006

		Charged to	Charged
	Beginning	Costs and	to Other		Ending
Description	Balance	Expenses	Accounts	Deductions	Balance
	(Dollars in thousands)

2004:
Allowance for doubtful accounts	$3,756	$671	$—	$(1,414)	$3,013
Deferred tax assets valuation allowance	24,959	—	—	(1,776)	$23,183
2005:
Allowance for doubtful accounts	$3,013	$559	$—	$(166)	$3,406
Deferred tax assets valuation allowance	23,183	—	—	(16,664)	6,519
2006:
Allowance for doubtful accounts	$3,406	$(126)	$—	$(201)	$3,079
Deferred tax assets valuation allowance	6,519	—	—	(4,838)	1,681

EXHIBIT INDEX

Exhibit No.		Exhibit Description
(3)	(i)	Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3(i) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.

	(ii)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3(ii) of Form 8-K filed May 9, 2005, SEC File No. 1-04837.

(4)	(i)	Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

	(ii)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 1-04837.

(10)	+(i)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 1-04837.

	+(ii)	Restated Annual Performance Incentive Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-Q filed October 14, 2003, SEC File No. 1-04837.

	+(ii)(A)	Annual Performance Incentive Plan — Additional Information.

	+(iii)	Change of Control Agreements. Form of agreement is incorporated by reference to Exhibit 10(viii) of Form 10-K dated August 18, 1993, SEC File No. 1-4837. Current list of covered executive officers is incorporated by reference to Exhibit 10.1 of Form 10-Q filed January 4, 2006. SEC File No. 1-04837.

	+(iv)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit 10(v) of Form 10-K filed August 22, 1996, SEC File No. 1-04837.

	+(v)	Indemnity Agreement entered into between the Company and certain named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 20, 1993, SEC File No. 1-04837.

	+(vi)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills. Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 2, 2001, SEC File No. 1-04837.

	+(vii)	Form of Executive Severance Agreement entered into between the Company and each of its executive officers (other than the Chief Executive Officer). Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.

	+(viii)	Tektronix, Inc. 2001 Non-Employee Directors Compensation Plan, 2005 Restatement, as amended March 15, 2006. Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 20, 2006, SEC File No. 1-04837.

	+(ix)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 1-04837.

	+(x)	Tektronix, Inc. Deferred Compensation Plan, 2005 Restatement, effective January 1, 2005.

	+(xi)	Tektronix, Inc. Stock Deferral Plan, 2005 Restatement, effective January 1, 2005.

	+(xii)	Individual Cash Incentive Arrangements. Incorporated by reference to Exhibit 10(xii) of Form 10-K filed August 5, 2005, SEC File No. 1-04837.

	+(xiii)	2001 Stock Option Plan. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 14, 2003, SEC File No. 1-04837.

	+(xiv)	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 5, 2005, SEC File No. 1-04827.

	+(xv)	Agreement and plan of merger dated as of June 29, 2004, among Tektronix, Inc., Inet Technologies, Inc., Impala Merger Corp. and Impala Acquisition Co. LLC. Incorporated by reference to Exhibit (2) of Form 8-K filed June 30, 2004, SEC File No. 1-04837.

	+(xvi)	Form of Non-Statutory Stock Option Agreement for Executive Officers under the Tektronix 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 23, 2006, SEC File No. 1-04837.

	+(xvii)	Form of Restricted Stock Agreement for Executive Officers under the Tektronix 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 23, 2006, SEC File No. 1-04837.

Exhibit No.		Exhibit Description
	+(xviii)	2005 Stock Incentive Plan. Incorporated by reference to appendix B to the Company’s Proxy Statement dated August 18, 2005 for the 2005 Annual Meeting of Shareholders.

(14)	(i)	Code of Ethics for Financial Managers. Incorporated by reference to Exhibit 14(i) of Form 10-K filed August 12, 2004, SEC File No. 1-04837.

	(ii)	Business Practices Guidelines, 2007 Restatement, effective as of May 28, 2006.

(21)		Subsidiaries of the registrant.
(23)		Consent of Independent Registered Public Accounting Firm.
(24)		Powers of Attorney.
(31.1)		302 Certification, Chief Executive Officer.
(31.2)		302 Certification, Chief Financial Officer.
(32.1)		906 Certification, Chief Executive Officer.
(32.2)		906 Certification, Chief Financial Officer.

+	Compensatory Plan or Arrangement