Form 10-Q
period 2006-08-26
TEKTRONIX INC
filed 2006-10-04
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 26, 2006
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to                             .
Commission File Number 001-04837
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]        No [  ]
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [X]                               Accelerated filer [  ]                               Non-accelerated filer [  ]
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes [  ]        No [X]
AT SEPTEMBER 23, 2006 THERE WERE 82,487,162 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
     (Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.
FORWARD-LOOKING STATEMENTS		1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Operations (Unaudited) - for the Fiscal Quarter ended August 26, 2006 and the Fiscal Quarter ended August 27, 2005	2

	Condensed Consolidated Balance Sheets (Unaudited) - at August 26, 2006 and May 27, 2006	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) - for the Fiscal Quarter ended August 26, 2006 and the Fiscal Quarter ended August 27, 2005	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	40

Item 4.	Controls and Procedures.	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	40

Item 1A.	Risk Factors.	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	44

Item 4.	Submission of Matters to a Vote of Security Holders.	45

Item 6.	Exhibits.	45

SIGNATURES		46
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Forward-Looking Statements
     Statements and information included in this Quarterly Report on Form 10-Q by Tektronix, Inc. (“Tektronix,” “we,” “us,” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs, and strategies regarding the future, including statements regarding trends, cyclicality, and growth in the markets Tektronix sells into, strategic direction, expenditures in research and development, future effective tax rate, new product introductions, changes to manufacturing operations, the cost of compliance with environmental and other laws, the results of legal proceedings, liquidity position, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, financial results including sales, earnings per share and gross margins, obligations under Tektronix’ retirement benefit plans, savings or additional costs from business realignment programs, and the adequacy of deferrals and accruals.
     When used in this report, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “evaluate,” “opinion,” “may,” “could,” “future,” “potential,” “probable,” and similar expressions are intended to identify forward-looking statements.
     These forward-looking statements involve risks and uncertainties. We may make other forward-looking statements from time to time, including in press releases and public conference calls and webcasts. All forward-looking statements made by Tektronix are based on information available to Tektronix at the time the statements are made, and Tektronix assumes no obligation to update any forward-looking statements. It is important to note that actual results are subject to a number of risks and uncertainties that could cause actual results to differ materially from those included in such forward-looking statements. Some of these risks and uncertainties are discussed below in Item 1A Risk Factors of Part II of this Form 10-Q.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	Aug. 26, 2006	Aug. 27, 2005

Net sales	$268,113	$235,060
Cost of sales	104,763	99,103

Gross profit	163,350	135,957
Research and development expenses	50,869	43,605
Selling, general and administrative expenses	79,873	68,565
Business realignment costs	2,596	2,481
Acquisition related costs and amortization	1,471	3,436
Loss on disposition of assets, net	554	4

Operating income	27,987	17,866
Interest income	4,670	3,092
Interest expense	(99)	(97)
Other non-operating expense, net	(1,011)	(986)

Earnings before taxes	31,547	19,875
Income tax expense	11,434	5,707

Net earnings from continuing operations	20,113	14,168
Gain (loss) from discontinued operations, net of income taxes	7	(82)

Net earnings	$20,120	$14,086

Earnings per share:
Continuing operations – basic	$0.25	$0.17
Continuing operations – diluted	$0.24	$0.17

Discontinued operations – basic and diluted	$-	$-

Net earnings – basic	$0.25	$0.17
Net earnings – diluted	$0.24	$0.17

Weighted average shares outstanding:
Basic	82,074	84,603
Diluted	83,542	85,297

Cash dividends declared per share	$0.06	$0.06
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	Aug. 26, 2006	May 27, 2006

ASSETS

Current assets:
Cash and cash equivalents	$200,360	$215,587
Short-term marketable investments	129,002	121,346
Trade accounts receivable, net of allowance for doubtful accounts of $3,068 and $3,079, respectively	170,434	174,599
Inventories	165,438	156,351
Other current assets	68,161	69,002

Total current assets	733,395	736,885

Property, plant and equipment, net	126,868	127,510
Long-term marketable investments	105,351	103,839
Goodwill, net	306,134	307,189
Pension asset	236,539	239,128
Other long-term assets	111,557	119,539

Total assets	$1,619,844	$1,634,090

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$143,134	$133,323
Accrued compensation	65,174	71,718
Deferred revenue	72,415	66,677

Total current liabilities	280,723	271,718

Deferred income taxes	62,766	65,935
Long-term liabilities	106,743	108,868

Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 82,515 and 83,719 shares at August 26, 2006 and May 27, 2006, respectively)	540,899	540,718
Retained earnings	605,075	620,465
Accumulated other comprehensive income	23,638	26,386

Total shareholders’ equity	1,169,612	1,187,569

Total liabilities and shareholders’ equity	$1,619,844	$1,634,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Fiscal quarter ended
(In thousands)	Aug. 26, 2006	Aug. 27, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20,120	$14,086
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization expense	7,297	7,006
Amortization of acquisition related intangible assets	5,947	5,947
Share-based compensation expense	4,201	-
Net loss on the disposition of assets	554	4
(Gain) loss from discontinued operations	(7)	82
Write-off of in-process research and development	-	365
Tax benefit of stock option exercises	-	204
Deferred income tax expense	(2,518)	301
Changes in operating assets and liabilities:
Trade accounts receivable, net	4,165	(5,878)
Inventories	(8,587)	552
Other current assets	861	(4,009)
Accounts payable and accrued liabilities	9,189	(6,489)
Accrued compensation	(6,544)	(23,541)
Deferred revenue	5,738	(2,945)
Cash funding for defined benefit plans	-	(33,400)
Other long-term assets and liabilities, net	(1,790)	3,117

Net cash provided by (used in) continuing operating activities	38,626	(44,598)
Net cash used in discontinued operating activities	(9)	(82)

Net cash provided by (used in) operating activities	38,617	(44,680)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(6,124)	(8,744)
Proceeds from the disposition of property and equipment	30	230
Proceeds from maturities and sales of marketable investments	40,477	72,409
Purchases of short-term and long-term marketable investments	(48,343)	-
Acquisition of businesses, net of cash acquired	-	(2,122)

Net cash (used in) provided by investing activities	(13,960)	61,773

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock plans	4,501	4,888
Repurchase of common stock	(39,722)	(52,714)
Dividends paid	(4,980)	(5,092)
Repayment of long-term debt	-	(95)
Tax benefit of stock option exercises	91	-

Net cash used in financing activities	(40,110)	(53,013)
Effect of exchange rate changes on cash	226	(718)

Net decrease in cash and cash equivalents	(15,227)	(36,638)
Cash and cash equivalents at beginning of period	215,587	131,640

Cash and cash equivalents at end of period	$200,360	$95,002

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)
1.	The Company
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
     The condensed consolidated financial statements and notes thereto have been prepared by Tektronix without audit. Certain information and footnote disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by Article 10 of Regulation S-X. The condensed consolidated financial statements include the accounts of Tektronix and its subsidiaries. Significant intercompany transactions and balances have been eliminated. Tektronix’ fiscal year is the 52 or 53 week period ending on the last Saturday in May. Fiscal years 2007 and 2006 are both 52 weeks long.
     The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Examples include revenue recognition; share-based compensation; the allowance for doubtful accounts; product warranty accrual; estimates of contingencies; intangible asset valuation; inventory valuation; pension plan assumptions; the determination of other-than-temporary investment impairments; and the assessment of the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.
     Management believes that the condensed consolidated financial statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations, and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in Tektronix’ annual report on Form 10-K for the fiscal year ended May 27, 2006.

3.	Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletins (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Tektronix adopted SFAS No. 151 beginning with the first quarter of fiscal year 2007 without a material effect on the consolidated financial statements of Tektronix.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. Prior to May 28, 2006, Tektronix accounted for stock options according to Accounting Principles Board Opinion (“APB”) No. 25. Under APB No. 25, no compensation expense was recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equaled the market price of the underlying stock on the date of grant. On May 28, 2006, Tektronix adopted SFAS No. 123R. See Note 4 “Earnings Per Share and Share-Based Compensation” below for a description of the effects on Tektronix’ results of operations and financial position.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Tektronix adopted SFAS No. 154 beginning with the first quarter of fiscal year 2007 without a material effect on the consolidated financial statements of Tektronix.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Tektronix will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Tektronix will be required to adopt this interpretation by May 26, 2007, the end of fiscal year 2007. Management is currently evaluating the requirements of SAB No. 108 and has not yet determined the impact on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Tektronix will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Tektronix will be required to adopt this statement for the current fiscal year ending May 26, 2007. Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact on the consolidated financial statements.

4.	Earnings Per Share and Share-Based Compensation
   Earnings Per Share
     Basic earnings per share is calculated based on the weighted average number of common shares outstanding during each period, excluding non-vested shares. Diluted earnings per share is calculated based on these same weighted average shares outstanding plus the effect of potentially dilutive share-based awards as calculated using the treasury stock method. Share-based awards are excluded from the calculation to the extent their effect would be antidilutive.
     Earnings per share for the fiscal quarters ended August 26, 2006 and August 27, 2005 were as follows:

	Fiscal quarter ended
(In thousands, except per share amounts)	Aug. 26, 2006	Aug. 27, 2005

Net earnings	$20,120	$14,086

Weighted average shares used for basic earnings per share	82,074	84,603
Incremental dilutive shares	1,468	694

Weighted average shares used for diluted earnings per share	83,542	85,297

Earnings per share:
Net earnings – basic	$0.25	$0.17
Net earnings – diluted	$0.24	$0.17
     Options to purchase an additional 7.2 million and 9.2 million shares of common stock were outstanding at August 26, 2006 and August 27, 2005, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.
   Share-Based Compensation
     On May 28, 2006 Tektronix adopted SFAS No. 123R using the modified prospective approach as described in the statement and has not restated prior fiscal year results. SFAS No. 123R requires that the fair value for share-based compensation be recognized as an expense over the service period that the awards are expected to vest. For awards granted prior to adoption of SFAS No. 123R, only the unvested portion, on the adoption date, will be recognized in net earnings over the remaining service period for those awards.
     Prior to May 28, 2006, Tektronix accounted for stock options according to APB No. 25. Under APB No. 25, no compensation expense was recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equaled the market price of the underlying stock on the date of grant. Alternatively, under the fair value method of accounting provided for by SFAS No. 123, “Accounting for Stock-Based Compensation,” the measurement of compensation cost was based on the fair value of employee stock options at the grant date, requiring the use of option pricing models to value the options.

     The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 for the prior year fiscal quarter ended August 27, 2005 was as follows:

Fiscal quarter ended
(In thousands, except per share amounts)	Aug. 27, 2005

Net earnings as reported	$14,086
Stock compensation cost included in net earnings as reported, net of tax expense of $224	558
Stock compensation cost using the fair value alternative, net of tax benefit of $1,918	(4,765)

Pro forma net earnings	$9,879

Earnings per share:
Basic and diluted – as reported	$0.17
Basic and diluted – pro forma	$0.12
   Impact of the Adoption of SFAS No. 123R
     The adoption of SFAS No. 123R compared to the prior accounting used for share-based compensation had the following impact to results reported for the fiscal quarter ended August 26, 2006:

	For fiscal quarter ended August 26, 2006
	Using	Adjustments for	As
(In thousands, except per share amounts)	APB No. 25	SFAS No. 123R	Reported

Cost of sales	$104,763	$-	$104,763
Research and development expenses	49,880	989	50,869
Selling, general, and administrative expenses	77,601	2,272	79,873
Operating income	31,248	(3,261)	27,987
Earnings before taxes	34,808	(3,261)	31,547
Net earnings	$22,246	$(2,126)	$20,120

Earnings per share:
Basic	$0.27	$(0.02)	$0.25
Diluted	$0.27	$(0.03)	$0.24

Cash flows from operating activities	$38,708	$(91)	$38,617
Cash flows from financing activities	$(40,201)	$91	$(40,110)
     During the fiscal quarter ended August 26, 2006, Tektronix recognized compensation expense of $3.0 million for stock options, $0.9 million for restricted shares, and $0.3 million for the employee stock purchase plan. Compensation expense for restricted shares included a one-time reduction of $0.7 million for estimated forfeitures as required by SFAS No. 123R but was previously unrecognized under APB No. 25. As of August 26, 2006, $0.5 million of share-based compensation has been capitalized in inventory. Consistent with the fair value calculations used in prior fiscal years, Tektronix will continue to use the Black-Scholes valuation model to calculate the fair value for employee stock options. Expense for all share-based awards will be recognized on a straight-line basis, after adjustment for forfeitures in accordance with SFAS No. 123R. As of August 26, 2006, the total unrecognized compensation expense for outstanding awards was $52.6 million, which is expected to be recognized over the weighted average period of 2.69 years.
   Valuation Assumptions
     Tektronix uses the Black-Scholes valuation model to calculate the fair value for employee stock options. The Black-Scholes valuation model includes assumptions for expected life, risk-free interest rate, volatility and dividend yields. Expected life is the weighted average length of time that options are outstanding before they are exercised. Historic exercise behavior, vesting periods and the weighted average remaining contractual life of outstanding options are all considered in the calculation of expected life. The risk-free interest rates are equal to the U.S. Treasury yield curve rates, of the same expected life, at grant. Stock price volatility for Tektronix is based on historic volatility and is calculated using weekly stock prices for a time period similar to the expected life of the option being valued. The weighted average estimated fair values of options granted during the fiscal quarters ended August 26, 2006 and August 27, 2005 were $9.26 and $7.88 per share, respectively.
     The weighted average assumptions used in the Black-Scholes model to estimate the fair values of options granted in the fiscal quarters ended August 26, 2006 and August 27, 2005 were as follows:

	Aug. 26, 2006	Aug. 27, 2005

Expected life in years	4.2	5.1
Risk-free interest rate	5.03%	3.94%
Volatility	32.01%	32.18%
Dividend yield	0.83%	0.98%
   Stock Plans
     Tektronix maintains stock incentive plans for selected employees. As of August 26, 2006, there were 17.2 million shares reserved for all stock compensation, of which 11.0 million were reserved for issuance for outstanding options, 0.8 million for outstanding stock options converted in connection with the Inet acquisition, 1.1 million for the Employee Stock Purchase Plan and 4.3 million available for future grants. Under the terms of the stock incentive plans, stock options are granted at an option price not less than the market value at the date of grant. Options granted generally vest over four years and expire ten years from grant date. Restricted shares are valued at market value as of the date of grant and generally vest over four years. In accordance with Oregon corporate law, Tektronix is not able to retain treasury shares of common stock and, as a result, all stock plan awards are settled with newly issued shares.
   Share-Based Payment Award Activity
     Stock option activity for the fiscal quarter ended August 26, 2006 was as follows:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares in	Average	Remaining	Intrinsic Value
	Thousands	Exercise Price	Life (years)	in Thousands

Outstanding at May 27, 2006	11,934	$29.06
Granted	20	29.73
Exercised	(28)	19.60
Forfeited	(157)	33.44
Expired	-	-

Outstanding at August 26, 2006	11,769	$29.02	6.52	$34,072

Exercisable at August 26, 2006	7,438	$29.45	5.61	$28,167

     During the fiscal quarters ended August 26, 2006 and August 27, 2005, the total intrinsic value of options exercised was $0.2 million and $0.6 million, respectively. Tektronix realized a tax benefit of $0.1 million from options exercised during the fiscal quarter ended August 26, 2006.
     Restricted share activity for the fiscal quarter ended August 26, 2006 was as follows:

		Weighted
	Number of	Average
	Shares in	Grant Date
	Thousands	Fair Value

Nonvested shares at May 27, 2006	948	$29.62
Granted	8	29.34
Vested	(1)	25.02
Forfeited	(13)	30.18

Nonvested shares at August 26, 2006	942	$29.61

     During the fiscal quarters ended August 26, 2006 and August 27, 2005, the total fair values of shares vested were not material.

   Employee Stock Purchase Plan
     During fiscal year 2001, Tektronix initiated the Employee Stock Purchase Plan (“ESPP”) allowing substantially all regular employees to purchase shares of Tektronix common stock through payroll deductions of up to 10% of their eligible compensation during a six-month period. Plan periods are from January 15 to July 14 and July 15 to January 14. The price an employee pays for the shares is 85% of the fair market value of Tektronix stock on the last day of the period. Under SFAS No. 123R the ESPP is classified as a liability award.
     During the fiscal quarters ended August 26, 2006 and August 27, 2005, employees purchased 170,256 and 175,646 shares, respectively, at a price of $23.19 and $21.05 per share, respectively. The total fair value for ESPP shares purchased was $0.7 million and $0.8 million in fiscal quarters ended August 26, 2006 and August 27, 2005, respectively.
5.	Acquisition of Inet Technologies, Inc.
     During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes primarily related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. See Note 5 “Acquisitions” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the fiscal year ended May 27, 2006 for additional information.
     The following table presents the details of the intangible assets purchased in the Inet acquisition as of August 26, 2006:

	(In years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net
Developed technology	4.8	$87,004	$(35,448)	$51,556
Customer relationships	4.8	22,597	(9,235)	13,362
Covenants not to compete	4.0	1,200	(575)	625
Tradename	Not amortized	11,152	-	11,152

Total intangible assets purchased		$121,953	$(45,258)	$76,695

     Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Aug. 26, 2006	Aug. 27, 2005

Cost of sales	$4,624	$4,624
Acquisition related costs and amortization	1,279	1,279

Total	$5,903	$5,903

     The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Operations as follows:

		Acquisition
		Related
	Cost of	Costs and
(In thousands)	Sales	Amortization	Total
Fiscal Year
2007	$18,495	$5,117	$23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$56,180	$15,266	$71,446

6. Discontinued Operations
     Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended
(In thousands)	Aug. 26, 2006	Aug. 27, 2005

Loss on sale of VideoTele.com in fiscal year 2003 (less applicable income tax benefit of $0 and $1)	$-	$(1)
Gain (loss) on sale of optical parametric test business in fiscal year 2003 (less applicable income tax (expense) benefit of ($9) and $36)	16	(68)
Loss on sale of Gage in fiscal year 2003 (less applicable income tax benefit of $0 and $6)	-	(11)
Loss on sale of Color Printing and Imaging Division in fiscal year 2000 (less applicable income tax benefit of $4 and $1)	(9)	(2)

Gain (loss) from discontinued operations, net of income taxes	$7	$(82)

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
     In recent fiscal years, business realignment costs have primarily been associated with the realignment of Tektronix’ cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with the redemption of Sony/Tektronix Corporation. Prior to September 30, 2002, Tektronix and Sony Corporation (“Sony”) were equal owners of Sony/Tektronix Corporation (“Sony/Tektronix”), a joint venture originally established to distribute Tektronix products in Japan. During the second quarter of fiscal year 2003, Tektronix acquired from Sony its 50% interest in Sony/Tektronix through redemption of Sony’s shares by Sony/Tektronix.
     Toward the end of fiscal year 2005 and into the first quarter of fiscal year 2006, Tektronix experienced softening in orders in some product areas. In response, Tektronix took actions to reduce its cost structure and to realize business synergies as a result of the acquisition of Inet.
     Business realignment costs of $2.6 million in the first quarter of fiscal year 2007 primarily included severance and related costs for 18 employees, primarily to realize business synergies as a result of the acquisition of Inet and to manage Tektronix’ cost structure. Tektronix expects to realize future annual salary cost savings from actions taken in the first quarter of fiscal year 2007. At August 26, 2006, liabilities of $4.9 million remained for employee severance and related benefits of 45 employees.

     Activity for the above described actions during the first quarter of fiscal year 2007 was as follows:

		Cost
	Balance	Incurred			Balance
	May 27,	and Other	Cash	Non-cash	August 26,
(In thousands)	2006	Adjustments	Payments	Adjustments	2006
Fiscal Year 2007 Actions:
Employee severance and related benefits	$-	$2,072	$(385)	$26	$1,713
Contractual obligations	-	286	(240)	-	46
Accumulated currency translation loss, net	-	8	-	(8)	-

Total	-	2,366	(625)	18	1,759

Fiscal Year 2006 Actions:
Employee severance and related benefits	4,867	187	(2,396)	-	2,658

Total	4,867	187	(2,396)	-	2,658

Fiscal Year 2005 Actions:
Employee severance and related benefits	11	-	(11)	-	-

Total	11	-	(11)	-	-

Fiscal Year 2004 Actions:
Employee severance and related benefits	613	46	(88)	-	571

Total	613	46	(88)	-	571

Fiscal Year 2003 Actions:
Employee severance and related benefits	3	(3)	-	-	-
Contractual obligations	511	-	(145)	-	366

Total	514	(3)	(145)	-	366

Total of all actions	$6,005	$2,596	$(3,265)	$18	$5,354

8. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined based on a standard cost method, which approximates actual cost on a first-in, first-out basis. Market is determined based on net realizable value. Tektronix periodically reviews its inventory for obsolete or slow-moving items.
     Inventory consisted of the following:

(In thousands)	Aug. 26, 2006	May 27, 2006

Materials	$12,399	$8,252
Work in process	71,191	72,663
Finished goods	81,848	75,436

Inventories	$165,438	$156,351

9. Other Current Assets
     Other current assets consisted of the following:

(In thousands)	Aug. 26, 2006	May 27, 2006

Current deferred tax asset	$46,829	$45,686
Prepaid expenses	12,636	12,776
Income taxes receivable	1,104	1,772
Other receivables	7,074	8,343
Notes receivable	12	12
Other current assets	506	413

Other current assets	$68,161	$69,002

10. Property, Plant and Equipment, Net
     Property, plant and equipment, net consisted of the following:

(In thousands)	Aug. 26, 2006	May 27, 2006

Land	$698	$698
Buildings	137,330	135,727
Machinery and equipment	259,403	258,137
Accumulated depreciation and amortization	(270,563)	(267,052)

Property, plant and equipment, net	$126,868	$127,510

     Depreciation and amortization expense for property, plant and equipment for the first quarter of fiscal years 2007 and 2006 was $7.2 million and $6.9 million, respectively.
11. Goodwill, Net
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition-related intangibles with finite useful lives.
     Changes in goodwill during the fiscal quarter ended August 26, 2006 were as follows (in thousands):

Balance at May 27, 2006	$307,189
Currency translation	(1,055)

Balance at August 26, 2006	$306,134

12. Other Long-Term Assets
     Other long-term assets consisted of the following:

(In thousands)	Aug. 26, 2006	May 27, 2006

Intangibles, net	$80,806	$86,805
Notes, contracts and leases	18,926	18,476
Corporate equity securities	6,595	8,923
Other long-term assets	5,230	5,335

Other long-term assets	$111,557	$119,539

     Intangibles, net included $76.7 million as of August 26, 2006 and $82.6 million as of May 27, 2006, respectively, resulting from the acquisition of Inet in the second quarter of fiscal year 2005, as described in Note 5.
     Accumulated amortization for intangible assets as of August 26, 2006 and May 27, 2006 was $50.0 million and $44.1 million, respectively.
13. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following:

(In thousands)	Aug. 26, 2006	May 27, 2006

Trade accounts payable	$46,543	$50,910
Other accounts payable	46,440	44,719

Accounts payable	92,983	95,629

Income taxes payable	28,058	16,181
Contingent liabilities (Note 16)	9,213	8,785
Product warranty accrual (Note 19)	5,655	5,798
Accrued expenses and other liabilities	7,225	6,930

Accrued liabilities	50,151	37,694

Accounts payable and accrued liabilities	$143,134	$133,323

     The increase in Income taxes payable was due to the provision for income taxes for the first quarter of the current fiscal year as well as the timing of income tax payments.
14. Long-Term Liabilities
     Long-term liabilities consisted of the following:

(In thousands)	Aug. 26, 2006	May 27, 2006

Pension liability	$66,328	$66,147
Deferred compensation	15,099	14,584
Postretirement benefits	11,860	12,106
Other long-term liabilities	13,456	16,031

Long-term liabilities	$106,743	$108,868

15. Pension and Other Postretirement Benefits
     Components of net periodic benefit cost for defined benefit pension plans and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal quarter ended		Fiscal quarter ended
	Aug. 26,	Aug. 27,	Aug. 26,	Aug. 27,
(In thousands)	2006	2005	2006	2005

Service cost	$1,936	$1,840	$20	$24
Interest cost	10,045	9,617	224	214
Expected return on plan assets	(12,638)	(12,718)	-	-
Amortization of transition asset	40	28	-	-
Amortization of prior service cost	(546)	(567)	-	-
Amortization of net loss	5,155	5,446	-	-

Net periodic benefit costs	$3,992	$3,646	$244	$238

16. Contingencies
     As of August 26, 2006, Tektronix had $9.2 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printer and Imaging division (“CPID”) in fiscal year 2000, $2.0 million for environmental exposures and $2.2 million for other contingent liabilities. It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to Tektronix’ consolidated financial statements.
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
     As of August 26, 2006 and May 27, 2006, the balance of the contingencies related to the CPID disposition was $5.0 million. This contingency may take several years to resolve. The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained. Tektronix continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur. Tektronix, however, does not expect such changes to be material to the financial statements.
Environmental and Other
     The $2.0 million for environmental exposures is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus. Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management’s best estimate of the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. Management believes that the recorded liability represents the low end of the range. These costs are estimated to be incurred over the next several years. Tektronix has received approval of a work plan and risk assessment for a feasibility study from the Department of Environmental Quality. Tektronix expects completion of the feasibility study during fiscal year 2007, the result of which could increase the recorded liability. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from the recorded liability.

     The remaining $2.2 million included amounts primarily related to intellectual property, employment issues and regulatory matters. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.
     The U.S. Office of Export Enforcement and the Department of Justice are conducting investigations into Tektronix’ compliance with export regulations with respect to certain sales made in Asia. Tektronix is fully cooperating with the investigations. The government could pursue a variety of sanctions against Tektronix, including monetary penalties and restrictions on our exportation of certain products. Based on the status of the investigations as of the date of this report, Tektronix does not anticipate that the results of the investigations will have a material adverse effect on Tektronix’ business, results of operations, financial condition, or cash flows.
     In the normal course of business, Tektronix and its subsidiaries are parties to various legal claims, actions and complaints, including matters involving patent infringement and other intellectual property claims and various other risks. It is not possible to predict with certainty whether or not Tektronix will ultimately be successful in any of these legal matters or, if not, what the impact might be. However, Tektronix’ management does not expect the results of these legal proceedings to have a material adverse effect on its results of operations, financial position, or cash flows.
17. Shareholders’ Equity
     Activity in shareholders’ equity for the first quarter of fiscal year 2007 was as follows:

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(In thousands)	Shares	Amount	Earnings	Income	Total

Balance at May 27, 2006	83,719	$540,718	$620,465	$26,386	$1,187,569
Net earnings	-	-	20,120	-	20,120
Additional minimum pension liability, net of income taxes	-	-	-	(278)	(278)
Foreign currency translation adjustment	-	-	-	(1,536)	(1,536)
Unrealized holding loss on available- for-sale securities, net of income taxes	-	-	-	(934)	(934)
Dividends paid	-	-	(4,980)	-	(4,980)
Shares issued to employees, net of forfeitures	193	4,581	-	-	4,581
Tax benefit of stock option exercises	-	91	-	-	91
Amortization of unearned share-based compensation	-	4,701	-	-	4,701
Shares repurchased in open market	(1,397)	(9,192)	(30,530)	-	(39,722)

Balance at August 26, 2006	82,515	$540,899	$605,075	$23,638	$1,169,612

     Repurchases of Tektronix common stock were made under authorizations totaling $950.0 million approved by the Board of Directors in fiscal years 2000 and 2005. Subsequent to the first quarter of fiscal year 2007, the Board of Directors authorized an additional $300.0 million, bringing the current repurchase authority to $492.2 million and the repurchase authorization total under the program to $1.25 billion. This repurchase authority allows Tektronix, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date.
     During the first quarter of fiscal year 2007, 1.4 million shares were repurchased for $39.7 million. As of August 26, 2006, a total of 31.2 million shares have been repurchased at an average price of $24.30 per share totaling $757.8 million under this authorization. The reacquired shares were immediately retired as required under Oregon corporate law.

     Subsequent to the first quarter of fiscal year 2007, on September 14, 2006, Tektronix declared a quarterly cash dividend of $0.06 per share for the second quarter of fiscal year 2007. The dividend will be paid on October 23, 2006 to shareholders of record as of the close of market on October 6, 2006.
     Comprehensive income and its components, net of income taxes, were as follows:

	Fiscal quarter ended
(In thousands)	Aug. 26, 2006	Aug. 27, 2005

Net earnings	$20,120	$14,086
Other comprehensive income (loss):
Additional minimum pension liability, net of income taxes of ($125) and $88, respectively	(278)	179
Foreign currency translation adjustment	(1,536)	(1,677)
Unrealized holding loss on available-for- sale securities, net of income taxes of ($548) and ($217), respectively	(934)	(339)

Total comprehensive income	$17,372	$12,249

     Accumulated other comprehensive income consisted of the following:

			Unrealized
	Additional		Holding Gain	Accumulated
	Minimum	Foreign	(Loss), Net on	Other
	Pension	Currency	Available-for-	Comprehensive
(In thousands)	Liability	Translation	Sales securities	Income
Balance as of May 27, 2006	$(11,477)	$37,604	$259	$26,386
First quarter activity	(278)	(1,536)	(934)	(2,748)

Balance as of August 26, 2006	$(11,755)	$36,068	$(675)	$23,638

18. Business Segments
     Tektronix derives revenue principally by developing, manufacturing, and selling a broad range of test, measurement and monitoring products in two primary segments that have similar economic characteristics as well as similar customers, production processes, and distribution methods. Accordingly, Tektronix reports as a single segment.

	Fiscal quarter ended
(In thousands)	Aug. 26, 2006	Aug. 27, 2005

Consolidated net sales to external customers by groups of similar products:
Instruments Business	$198,212	$177,369
Communications Business	69,901	57,691

Net sales	$268,113	$235,060

Consolidated net sales to external customers by region:
The Americas:
United States	$97,979	$84,403
Other Americas	6,430	5,267
Europe	66,078	62,747
Pacific	56,369	44,422
Japan	41,257	38,221

Net sales	$268,113	$235,060

19. Product Warranty Accrual
     Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.
     Changes in the product warranty accrual were as follows:

	Fiscal quarter ended
(In thousands)	Aug. 26, 2006	Aug. 27, 2005

Balance at beginning of period	$5,798	$6,508
Warranty parts and service provided	(2,608)	(2,429)
Provision for warranty expense	2,465	1,765

Balance at end of period	$5,655	$5,844

20. Supplemental Cash Flow Information

	Fiscal quarter ended
(In thousands)	Aug. 26, 2006	Aug. 27, 2005

Supplemental disclosure of cash flows:
Income taxes paid, net	$2,175	$8,558
Interest paid	83	51

Non-cash transactions from other acquisitions:
Common stock issued	$-	$2,075

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction and Overview
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of Tektronix’ operating performance and its financial condition. A discussion of our business, including our strategy, products and competition is included in Part I of Tektronix’ Form 10-K for the fiscal year ended May 27, 2006.
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
     Tektronix’ results of operations and financial condition may be affected by a variety of factors. In our opinion, the most significant of these factors include the economic strength of the technology markets into which we sell our products, our ability to develop compelling technology solutions and deliver these to the marketplace in a timely manner, and the actions of competitors. The significant risk factors affecting Tektronix are discussed further in Item 1A Risk Factors of Part II of this Form 10-Q below.
     The markets that we serve are very diverse and include a cross-section of technology industries. Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector. During the latter part of fiscal year 2003, we began to experience the stabilization of certain markets that had been depressed as a result of the general downturn in the technology sector. Fiscal year 2004 saw a more broad-based recovery. During fiscal year 2005, growth rates moderated as compared to the prior fiscal year. In the fourth quarter of fiscal year 2005 and into the first quarter of fiscal year 2006 orders softened in a number of our product areas and in most regions. Toward the end of the first quarter of fiscal year 2006, our markets began to strengthen and that strengthening continued through the remainder of fiscal year 2006. Markets were stable in the first quarter of fiscal year 2007.
     We face significant competition in many of the markets in which we sell our products. Tektronix competes on many factors including product performance, technology, product availability, and price. To compete effectively, we must deliver compelling products to the market in a timely manner. Accordingly, we make significant investments into the research and development of new products and the sales channels necessary to deliver products to the market. Even during periods where economic conditions have reduced our revenues, such as those experienced in fiscal years 2002 and 2003, we continued to invest significantly in the development of new products and sales channels. A discussion of our products and competitors is included in Part I of Tektronix’ Form 10-K for the fiscal year ended May 27, 2006.

Acquisitions
     On November 8, 2005, Tektronix acquired Vqual Ltd., a leading provider of software tools for analysis, test, and optimization of compressed digital media, based in Bristol, England. This acquisition enables Tektronix to offer its customers a complete suite of in-house compressed video analysis products. The purchase price was approximately $7.4 million and is subject to upward adjustment based on achievement of predetermined sales levels through July 2007.
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
Inet Technologies, Inc.
     During the second quarter of fiscal year 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes primarily related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. See Note 5 “Acquisitions” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the fiscal year ended May 27, 2006 for additional information.
     The following table presents the details of the intangible assets purchased in the Inet acquisition as of August 26, 2006:

	(In years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net
Developed technology	4.8	$87,004	$(35,448)	$51,556
Customer relationships	4.8	22,597	(9,235)	13,362
Covenants not to compete	4.0	1,200	(575)	625
Tradename	Not amortized	11,152	–	11,152

Total intangible assets purchased		$121,953	$(45,258)	$76,695

     Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended
(In thousands)	Aug. 26, 2006	Aug. 27, 2005

Cost of sales	$4,624	$4,624
Acquisition related costs and amortization	1,279	1,279

Total	$5,903	$5,903

     The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Operations as follows:

		Acquisition
		Related
	Cost of	Costs and
(In thousands)	Sales	Amortization	Total
Fiscal Year
2007	$18,495	$5,117	$23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$56,180	$15,266	$71,446

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
     In recent fiscal years, business realignment costs have primarily been associated with the realignment of our cost structure in response to the dramatic economic decline experienced in the technology sector beginning during fiscal years 2001, and continuing into fiscal year 2003, as well as restructuring costs associated with our redemption of Sony/Tektronix Corporation. Prior to September 30, 2002, Tektronix and Sony Corporation (“Sony”) were equal owners of Sony/Tektronix Corporation (“Sony/Tektronix”), a joint venture originally established to distribute Tektronix products in Japan. During the second quarter of fiscal year 2003, we acquired from Sony its 50% interest in Sony/Tektronix through redemption of Sony’s shares by Sony/Tektronix.
     Toward the end of fiscal year 2005 and into the first quarter of fiscal year 2006, we experienced softening in orders in some of our product areas. In response, we took actions to reduce our cost structure and to realize business synergies as a result of the acquisition of Inet.
     Business realignment costs of $2.6 million in the first quarter of fiscal year 2007 primarily included severance and related costs for 18 employees, primarily to realize business synergies as a result of the acquisition of Inet and to manage our cost structure. Tektronix expects to realize future annual salary cost savings from actions taken in the first quarter of fiscal year 2007. At August 26, 2006, liabilities of $4.9 million remained for employee severance and related benefits of 45 employees.

     Activity for the above described actions during the first quarter of fiscal year 2007 was as follows:

		Cost
	Balance	Incurred			Balance
	May 27,	and Other	Cash	Non-cash	August 26,
(In thousands)	2006	Adjustments	Payments	Adjustments	2006

Fiscal Year 2007 Actions:
Employee severance and related benefits	$-	$2,072	$(385)	$26	$1,713
Contractual obligations	-	286	(240)	-	46
Accumulated currency translation loss, net	-	8	-	(8)	-

Total	-	2,366	(625)	18	1,759

Fiscal Year 2006 Actions:
Employee severance and related benefits	4,867	187	(2,396)	-	2,658

Total	4,867	187	(2,396)	-	2,658

Fiscal Year 2005 Actions:
Employee severance and related benefits	11	-	(11)	-	-

Total	11	-	(11)	-	-

Fiscal Year 2004 Actions:
Employee severance and related benefits	613	46	(88)	-	571

Total	613	46	(88)	-	571

Fiscal Year 2003 Actions:
Employee severance and related benefits	3	(3)	-	-	-
Contractual obligations	511	-	(145)	-	366

Total	514	(3)	(145)	-	366

Total of all actions	$6,005	$2,596	$(3,265)	$18	$5,354

Critical Accounting Estimates
     We have identified the “critical accounting estimates,” which are those that are most important to our portrayal of the financial condition and operating results and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include share-based compensation, revenue recognition, contingencies, goodwill and intangible asset valuation, pension plan assumptions, and the assessment of the valuation of deferred income taxes and income tax contingencies.
Share-based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Beginning May 28, 2006, the first day of fiscal year 2007, Tektronix adopted the provisions of SFAS No. 123R under the modified prospective transition method using the Black-Scholes option pricing model. In accordance with this transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123R. The Black-Scholes valuation model includes subjective and complex assumptions for expected life, risk-free interest rate, volatility and dividend yields. Expected life is the weighted average length of time that options are outstanding before they are exercised. Historic exercise behavior, vesting periods and the weighted average remaining contractual life of outstanding options are all considered in the calculation of expected life. The risk-free interest rates are equal to the U.S. Treasury yield curve rates, of the same expected life, at grant. Stock price volatility for Tektronix is based on historic volatility and is calculated using weekly stock prices for a time period similar to the expected life of the option being valued. An increase to the expected life, risk-free interest rates, or the stock price volatility assumptions will all result in an increase to the Black-Scholes valuation and could have a material impact to the results of operations. Based on past and expected future share-based compensation deductions, we believe we will have the ability to recognize tax benefits associated with the majority of our share-based compensation for the foreseeable future. See Note 4 “Earnings Per Share and Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for additional information of this adoption and a description of the effects on our results of operations and financial position.
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
     As of August 26, 2006, $9.2 million of contingencies were recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printing and Imaging Division (“CPID”) described below, $2.0 million for environmental exposures, and $2.2 million for other contingent liabilities.
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
     As of August 26, 2006 and May 27, 2006, the balance of the contingencies related to the CPID disposition was $5.0 million. This contingency may take several years to resolve. The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained. Tektronix continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur. Tektronix, however, does not expect such changes to be material to the financial statements.
     Included in contingent liabilities was $2.0 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus. The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. We currently estimate that the range of remaining reasonably possible cost associated with this environmental cleanup, testing and monitoring could be as high as $10.0 million. We believe that the recorded liability represents the low end of a reasonable range of estimated liability associated with these environmental issues. These costs are expected to be incurred over the next several years. Tektronix has received approval of a work plan and risk assessment for a feasibility study from the Department of Environmental Quality. We expect completion of the feasibility study during fiscal year 2007, the result of which could increase our recorded liability. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability.
     The remaining $2.2 million of contingency accruals included amounts primarily related to intellectual property, employment issues and regulatory matters. If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from the above described estimates of contingencies.
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
     SFAS No. 142 requires goodwill not to be amortized, but to be reviewed for impairment annually and more frequently if events or circumstances indicate that the goodwill may be impaired. The impairment test uses a two-step process. The first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then the second step is performed to determine the amount of impairment loss, if any. As of August 26, 2006, the balance of goodwill, net was $306.1 million, which was recorded on the Condensed Consolidated Balance Sheets. The major component of the goodwill balance was $219.7 million resulting from the Inet acquisition.
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
     We do not amortize intangible assets with indefinite useful lives. However, we reevaluate these intangible assets each reporting period. If we subsequently determine that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. We review nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of August 26, 2006 resulted primarily from the Inet acquisition during the second quarter of fiscal year 2005. Accordingly, nonamortizable intangible assets were recorded at their fair values and no events or circumstances have arisen that would indicate that the nonamortizable intangible assets may be impaired.
     As of August 26, 2006, $80.8 million of non-goodwill intangible assets were recorded in Other long-term assets on the Condensed Consolidated Balance Sheets, which includes intangible assets from the acquisition of Inet, acquired patent intangibles and licenses for certain technology.

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
     Pension plans are a significant cost of doing business and the related obligations are expected to be settled far in the future. Accounting for defined benefit pension plans results in the current recognition of liabilities and net periodic pension cost over employees’ expected service periods based on the terms of the plans and the impact of our investment and funding decisions. The measurement of pension obligations and recognition of liabilities and costs require significant assumptions. Two critical assumptions, the discount rate and the expected long-term rate of return on the assets of the plan, have a significant impact on our financial condition and results of operations.
     We measure pension obligations, fair value of plan assets, and the impact of significant assumptions at the end of each fiscal year. At May 27, 2006, the accumulated benefit obligation was less than the fair value of plan assets for certain pension plans. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we recognized a prepaid pension cost asset due to the overfunded accumulated benefit obligation associated with these plans. Other plans remain in underfunded status and are recorded as a pension liability. At May 27, 2006, the combined total of all Tektronix’ pension plans was in a net underfunded position.
     Discount rate assumptions are used to measure pension obligations for the recognition of pension liability and prepaid pension cost on the balance sheet, and for the service cost and interest cost components of net periodic pension cost. The discount rates reflect estimates of the rates at which the pension benefits could be effectively settled. In making those estimates, we evaluate rates of return on high-quality fixed-income investments currently available and expected to be available during the settlement of future pension benefits. The weighted average of discount rates used in determining our pension obligation as of May 27, 2006 and May 28, 2005 were 5.9% and 5.3%, respectively.
     Discount rates of 6.25% and 5.50% were used as of May 27, 2006 and May 28, 2005, respectively, to determine the projected benefit obligation for the U.S. Cash Balance pension plan. The increase in the discount rate contributed to a reduction in the accumulated benefit obligation for the U.S. Cash Balance Plan such that it was less than the fair value of the plan assets, resulting in an overfunded position. In accordance with SFAS No. 87, “Employers Accounting for Pensions,” and as a result of this overfunded position, we eliminated the associated additional minimum pension liability, eliminated the charge to other comprehensive income, and recognized a prepaid pension cost asset. The prepaid pension cost asset primarily reflects cumulative unrecognized losses on plan assets, and historical changes in the discount rate and other actuarial assumptions, and is being amortized to the income statement. See Note 26 “Benefit Plans” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the fiscal year ended May 27, 2006 for further information.
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
     Our estimated weighted average long-term rate of return on plan assets for all plans for fiscal year 2007 is approximately 8.3%. A one percentage point change in the estimated long-term rate of return on plan assets would have resulted in a change in operating income of $6.1 million for fiscal year 2007.
     In the first quarter of fiscal year 2007, no contributions were made to pension plans. Depending on the market performance of the pension plans’ assets, we may make additional cash contributions to the plans in the future.
     We will continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and will make adjustments to the assumptions as appropriate. Net pension expense was $4.0 million in the first quarter of fiscal year 2007, which included the effect of the recognition of service cost, interest cost, the expected return on plan assets, and amortization of a portion of the unrecognized loss noted above. Net pension expense was allocated to Cost of sales, Research and development, and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
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
     In April 2005, we reached a preliminary agreement with the Internal Revenue Service (“IRS”) with respect to its examination of Tektronix’ fiscal years 2001, 2002, and 2003. At that time, we made a payment of $12.7 million with respect to this audit pending final approval of the audit findings from the congressional Joint Committee on Taxation. In August 2005, we were notified that the congressional Joint Committee on Taxation had completed its review, and had accepted the conclusions contained in the IRS Audit Report associated with the examination of those fiscal years. The settlement of this audit resulted in a net decrease of approximately $2.0 million of related reserves in the first quarter of fiscal year 2006.
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
     Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. At the end of fiscal year 2005, we maintained a valuation allowance against certain deferred tax assets, primarily foreign tax credit carryforwards. During fiscal year 2006, we were able to utilize the majority of these foreign tax credit carryforwards due to the financial results in various geographies and identified tax planning strategies. As of August 26, 2006, a valuation allowance of $1.7 million was maintained for certain foreign net operating loss and credit carryforwards because we do not expect to have significant taxable income in the relevant jurisdiction in future periods to realize the benefit of these deferred tax assets. We have not established valuation allowances against other deferred tax assets based on identified tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

RESULTS OF OPERATIONS

	Fiscal quarter ended
	Aug. 26,	Aug. 27,	%
(In thousands, except per share amounts)	2006	2005	Change

Orders	$255,399	$245,515	4%

Net sales	268,113	235,060	14%
Cost of sales	104,763	99,103	6%

Gross profit	163,350	135,957	20%

Gross margin	60.9%	57.8%

Research and development expenses	50,869	43,605	17%
Selling, general and administrative expenses	79,873	68,565	16%
Business realignment costs	2,596	2,481	5%
Acquisition related costs and amortization	1,471	3,436	(57)%
Loss on disposition of assets, net	554	4	>100%

Operating income	27,987	17,866	57%
Interest income	4,670	3,092	51%
Interest expense	(99)	(97)	2%
Other non-operating expense, net	(1,011)	(986)	3%

Earnings before taxes	31,547	19,875	59%
Income tax expense	11,434	5,707	>100%

Net earnings from continuing operations	20,113	14,168	42%
Gain (loss) from discontinued operations, net of income taxes	7	(82)	*

Net earnings	$20,120	$14,086	43%

Earnings per share:
Continuing operations — basic	$0.25	$0.17	47%
Continuing operations — diluted	$0.24	$0.17	41%

Discontinued operations — basic and diluted	$-	$-	-

Net earnings — basic	$0.25	$0.17	47%
Net earnings — diluted	$0.24	$0.17	41%

*	not meaningful

First Quarter of Fiscal Year 2007 Compared to the First Quarter of Fiscal Year 2006
Executive Summary
     The first quarter of fiscal year 2007 reflected a steady market environment. Orders in the first quarter of fiscal year 2007 increased 4% year over year. Sales increased 14% compared to the same quarter in the prior fiscal year due to the higher level of orders and backlog changes. Earnings increased from $14.1 million in the first quarter of the prior fiscal year to $20.1 million in the first quarter of the current fiscal year. Earnings growth was 43% year over year, reflecting the earnings leverage in our business model.
Orders
     The following table presents orders from Instruments Business and Communications Business:

	Fiscal quarter ended
	Aug. 26,	Aug. 27,	%
(In thousands)	2006	2005	Change

Instruments Business	$198,279	$174,771	13%
Communications Business	57,120	70,744	(19)%

Total orders	$255,399	$245,515	4%

     Beginning with the first quarter of fiscal year 2007, Instruments Business service orders and Maxtek Components Corporation (“Maxtek”) orders are now included in reported orders for Instruments Business. Maxtek is a wholly-owned subsidiary of Tektronix which manufactures sophisticated hybrid circuits for internal use and for external sale. Accordingly, the first quarter of the prior fiscal year has been adjusted to reflect orders under this same definition.
     For the first quarter of fiscal year 2007, orders increased by $9.9 million or 4% from the first quarter of the prior fiscal year. Instruments Business orders increased 13% compared to the same quarter in the last fiscal year primarily due to the strength of recently introduced products. In addition, the order growth rate reflected a relatively easy comparison to the first quarter of last fiscal year. Communications Business declined 19% year over year, driven by the timing of individual orders that were very large. In the first quarter of fiscal year 2007, the U.S. dollar strengthened against the Japanese Yen but weakened against the Euro and the British Pound such that the orders growth rate was only minimally impacted by currency rate changes.
     Orders for each business are discussed separately below.
Instruments Business
     Orders for Instruments Business products consist of cancelable customer commitments to purchase currently produced products with delivery scheduled generally within six months of being recorded. As of the first quarter of fiscal year 2007, Instruments Business orders also included Maxtek orders and service and repair orders. Accordingly, the first quarter of the prior fiscal year has been adjusted to reflect orders under this same definition.
     Instruments Business orders increased in the first quarter of fiscal year 2007 by $23.5 million or 13% compared to the same quarter in the prior fiscal year. The orders growth was primarily driven by demand for recently introduced products, especially in our oscilloscopes and spectrum analyzer product categories. In addition, the growth rate reflected a relatively easy comparison to the first quarter of last fiscal year, when we were still experiencing some market softness that had begun in the fourth quarter of fiscal year 2005.

Communications Business
     Orders for Communications Business products consist of cancelable customer commitments to purchase network management and diagnostic solutions with delivery scheduled generally within six months of being recorded. Large network management orders typically involve multiple deliverables which may be delivered over a period longer than six months and a few major contracts may be delivered over a period longer than one year. In addition, service renewal contracts which are included in orders typically have contract periods of one year. Revenue for these orders is recognized ratably over the contract period. The unrecognized portion of Communications Business orders that have been billed is included in Deferred revenue on the Condensed Consolidated Balance Sheets.
     In the first quarter of fiscal year 2007, Communications Business orders declined $13.6 million or 19% compared to the same quarter last fiscal year. The timing of large individual orders can significantly impact the orders growth rate in this business in any single quarter. The year-over-year growth rate for the first quarter of fiscal year 2007 was negatively impacted by multiple large orders booked in Europe in the first quarter of last fiscal year without a repeat of that level of large order activity in the first quarter of the current fiscal year. In addition, the orders decline for the first quarter of fiscal year 2007 was affected by the timing of exceptionally strong orders received in the fourth quarter of fiscal year 2006.
Orders by Region
     The following table presents total orders by region:

	Fiscal quarter ended
	Aug. 26,	Aug. 27,	%
(In thousands)	2006	2005	Change

United States	$96,194	$86,131	12%
International	159,205	159,384	0%

Total orders	$255,399	$245,515	4%

     For the first quarter of fiscal year 2007, orders in the United States increased 12% while International orders were flat. The orders growth in the United States was largely driven by the recent introduction of new products as well as a relatively easy comparison to the same quarter of last fiscal year. Internationally, growth driven by new products was offset by the timing impact of large Communications Business orders. A few of the large orders in the first quarter of the prior fiscal year were in Europe, where orders declined 18% in the first quarter of the current fiscal year. Orders increased in all other international regions.
Net Sales
     Changes in net sales are impacted by changes in orders and changes in backlog levels, as well as currency fluctuations and other adjustments that impact the timing of revenue recognition, especially revenue associated with our network management products. For more information on revenue recognition, refer to the discussion in “Critical Accounting Estimates” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Consolidated net sales of $268.1 million in the first quarter of fiscal year 2007 increased by $33.1 million or 14% compared to the same quarter in the prior fiscal year. The increase in net sales in the first quarter of the current fiscal year was driven by the orders increase plus the impact of backlog changes. Backlog decreased $14.9 million in the current fiscal quarter and increased $4.7 million in the first quarter of the prior fiscal year.
     Instruments Business net sales of $198.2 million in the first quarter of fiscal year 2007 increased $20.8 million or 12% compared to the same quarter in the prior fiscal year. Communications Business net sales of $69.9 million in the first quarter of fiscal year 2007 increased $12.2 million or 21% compared to the same quarter in the prior fiscal year. Large network management orders may be delivered over a period longer than six months and a few major contracts may be delivered over a period longer than one year. The timing of revenue recognition related to these contracts can impact the sales growth rate in Communications Business in any single quarter, but the impact on the sales growth rate may not be of the same magnitude or in the same direction as the orders growth rate.

Gross Profit and Gross Margin
     Gross profit for the first quarter of fiscal year 2007 was $163.4 million, an increase of $27.4 million or 20%, from gross profit of $136.0 million for the same quarter last fiscal year. The increase in gross profit was primarily attributable to the increase in sales volume during the first quarter of the current fiscal year as well as higher gross margin.
     Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for the first quarter of fiscal year 2007 was 60.9%, an increase of 3.1 points from the 57.8% gross margin in the same quarter last fiscal year. Gross margin is affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments, and other costs such as warranty repair and sustaining engineering. The increase in gross margin was largely driven by the higher sales volume in the first quarter of the current fiscal year; a favorable mix of product sales, with more high margin Communications Business sales; and the timing of some expenses between quarters.
     Gross profit in the first quarter of both the current and the prior fiscal year was unfavorably impacted by $5.9 million and $5.1 million, respectively, from charges associated with the acquisition of Inet, which primarily included the amortization of acquisition related intangible assets. The gross margin impact was the same in both fiscal years. For additional information on the amortization of acquisition related intangible assets see the “Acquisitions” section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Operating Expenses
     Operating expenses include research and development expenses; selling, general and administrative expenses; business realignment costs; acquisition related costs and amortization; and net losses from the sale of fixed assets. Each of these categories of operating expenses is discussed further below. It should be noted that although a portion of operating expenses is variable and therefore will fluctuate with operating levels, many costs are fixed in nature and are therefore subject to increase due to inflation and annual labor cost increases. Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat or declining. Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure.
     Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models and tools. Such costs include labor and employee benefits, contract services, materials, equipment and facilities. R&D expenses increased $7.3 million, or 17%, during the first quarter of fiscal year 2007 compared to the same quarter last fiscal year. This increase was primarily driven by the initial recognition of share-based compensation, increased spending in support of higher business levels in our Communications Business, and higher spending in support of new product introductions, as well as higher salaries and the timing of expenses between quarters.
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
     Selling, general and administrative (“SG&A”) expenses increased $11.3 million, or 16% in the current quarter compared to the same quarter last fiscal year. This increase in SG&A was largely attributable to the initial recognition of share-based compensation and increased discretionary spending and labor related costs in support of new product introductions and increased business levels.
     Acquisition related costs and amortization are incurred as a direct result of the integration of significant acquisitions. The acquisition related costs of $1.5 million for the first quarter of fiscal year 2007 primarily related to the acquisition of Inet in fiscal year 2005. Of this amount, $1.3 million was for amortization of intangible assets. For additional information on the amortization of acquisition related intangible assets see the “Acquisitions” section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     During the first quarter of fiscal year 2007 we incurred business realignment costs of $2.6 million by taking actions to realize synergies between businesses as a result of the acquisition of Inet and to manage our cost structure. For a full description of the components of business realignment costs please refer to the “Business Realignment Costs” section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 7 “Business Realignment Costs” of Notes to Condensed Consolidated Financial Statements (Unaudited) of Item 1 Financial Statements.
     The net loss on disposition of assets was $0.6 million in the current quarter, primarily related to accelerated depreciation on a facility that we expect to exit. The loss on disposition of assets in first quarter of the prior fiscal year was insignificant.
Non-Operating Income / Expense
     Interest income during the first quarter of fiscal year 2007 increased $1.6 million from the same quarter last fiscal year. The increase in interest income was due to a higher average balance of cash and investments and a higher yield.
     Interest expense during the first quarter of fiscal year 2007 was minimal and did not change significantly compared to the same quarter last fiscal year.
     Other non-operating expense, net also did not change significantly compared to the same quarter last fiscal year.
Income Taxes
     Income tax expense for the first quarter of fiscal year 2007 was $11.4 million, resulting in an effective tax rate of 36.2% compared to 28.7% in the first quarter of the prior fiscal year. The increase in the effective tax rate reflects the failure of Congress to renew the research tax credit and the successful completion of our strategy to utilize foreign tax credit carryovers in the prior fiscal year.
Net Earnings
     For the first quarter of fiscal year 2007, Tektronix recognized consolidated net earnings of $20.1 million, an increase of $6.0 million from net earnings of $14.1 million for the same quarter last fiscal year. The current quarter increase was due to increased gross profit as a result of higher sales; lower acquisition related costs and amortization; and higher interest income, partially offset by increases in R&D and SG&A spending, a loss on disposition of assets, and higher income tax expense.
Earnings Per Share
     Earnings per share increased 41% from $0.17 per share in the first quarter of last fiscal year to $0.24 per share in the current fiscal year. The increase in earnings per share is primarily a result of the increased net earnings discussed above.

Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
     Cash Flows. The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

(In thousands)	Aug. 26, 2006	Aug. 27, 2005

Cash provided by (used in):
Operating activities	$38,617	$(44,680)
Investing activities	(13,960)	61,773
Financing activities	(40,110)	(53,013)
Operating Activities. Cash provided by operating activities was $38.6 million for the first quarter of fiscal year 2007 as compared to cash used in operating activities of $44.7 million for the first quarter of fiscal year 2006. Cash provided by operating activities is net earnings adjusted for certain non-cash items and changes in assets and liabilities.
     During the first quarter of fiscal year 2007, operating cash flows resulted primarily from the net income generated during the period, an increase in accounts payable and accrued liabilities, deferred revenue, and the positive impact of non-cash items reflected in net income such as amortization of acquisition related intangible assets, depreciation and amortization expense, and share-based compensation expense. The adoption of SFAS No. 123R beginning May 28, 2006 resulted in share-based compensation expense of $4.2 million for the first quarter of this fiscal year. The positive cash flows described above were partially offset by increases in inventories, and decreases in accrued compensation resulting from payment of prior fiscal year incentive accruals.
     During the first quarter of fiscal year 2006, operating cash outflows primarily resulted from contributions made to our defined benefit plans, increases in accounts receivable and other current assets and decreases in accrued compensation and accounts payable and accrued liabilities. These cash outflows were partially offset by net income generated during the period, as well as the positive impact of non-cash items reflected in net income such as the amortization of acquisition related intangible assets, depreciation and amortization expense, and the write off of in-process research and development.
     Other adjustments to reconcile net earnings to net cash provided by (used in) operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
Investing Activities. Net cash used in investing activities was $14.0 million for the first quarter of fiscal year 2007 as compared to cash provided from investing activities of $61.8 million for the first quarter of fiscal year 2006. Cash flows from our investing activities were the result of purchasing and selling marketable investments, and acquisition of property, plant and equipment.
     For the first quarter of fiscal year 2007, net cash used for the purchases and sales of marketable investments was $7.9 million. For the first quarter of fiscal year 2006, marketable investments were sold, providing cash of $72.4 million which was primarily used to fund a contribution to the U.S. Cash Balance pension plan and to repurchase Tektronix common stock.
Financing Activities. Cash used in financing activities was $40.1 million and $53.0 million for the first quarter of fiscal years 2007 and 2006, respectively. Cash flows from our financing activities were primarily the result of repurchases of Tektronix common stock and dividend payments, partially offset by proceeds from employee stock plans.
     For the first quarter of fiscal years 2007 and 2006, cash used for the repurchase of Tektronix common stock was $39.7 million and $52.7 million, respectively. For the first quarter of the current fiscal year, 1.4 million shares of Tektronix common stock were repurchased at an average price of $28.44 per share. In the first quarter of fiscal year 2006, 2.2 million shares of common stock were repurchased at an average price of $24.22 per share.
     Since the beginning of the share repurchase program, the above noted repurchases of Tektronix common stock were made under authorizations totaling $950.0 million approved by the Board of Directors. The authority to purchase common stock on the open market or through negotiated transactions included the authorization of $550.0 million in fiscal year 2000 and authorization of $400.0 million in fiscal year 2005. As of August 26, 2006, our cumulative repurchases totaled $757.8 million for

31.2 million shares at an average price of $24.30 per share. The reacquired shares were immediately retired, in accordance with Oregon corporate law. As of August 26, 2006, $192.2 million remained open under these authorizations.
     Subsequent to the first quarter of fiscal year 2007, the Board of Directors authorized an additional $300.0 million, bringing the current repurchase authority to $492.2 million and the repurchase authorization total under the program to $1.25 billion.
     Proceeds from employee stock plans were $4.5 million and $4.9 million for the first quarter of fiscal years 2007 and 2006, respectively.
     Dividend payments were $5.0 million and $5.1 million for the first quarter of fiscal years 2007 and 2006, respectively.
     Subsequent to the first quarter of fiscal year 2007, on September 14, 2006, Tektronix declared a quarterly cash dividend of $0.06 per share for the second quarter of fiscal year 2007. The dividend is payable on October 23, 2006 to shareholders of record at the close of business on October 6, 2006. Tektronix may or may not pay dividends in the future and, if dividends are paid, Tektronix may pay more or less than $0.06 per share per quarter.
     At August 26, 2006, we maintained unsecured bank credit facilities totaling $78.4 million, of which $59.6 million was unused. These facilities do not have an expiration date or a fixed interest rate. In addition, no covenants are required by the banks.
Working Capital
     The following table summarizes working capital:

(In thousands)	Aug. 26, 2006	May 27, 2006

Current assets:
Cash and cash equivalents	$200,360	$215,587
Short-term marketable investments	129,002	121,346
Trade accounts receivable, net of allowance for doubtful accounts of $3,068 and $3,079, respectively	170,434	174,599
Inventories	165,438	156,351
Other current assets	68,161	69,002

Total current assets	733,395	736,885

Current liabilities:
Accounts payable and accrued liabilities	143,134	133,323
Accrued compensation	65,174	71,718
Deferred revenue	72,415	66,677

Total current liabilities	280,723	271,718

Working capital	$452,672	$465,167

     Working capital decreased in the first quarter of fiscal year 2007 by $12.5 million. Current assets decreased in the current quarter by $3.5 million. Accounts receivable decreased $4.2 million, reflecting higher sales levels in the fourth quarter of fiscal year 2006 as compared to the first quarter of fiscal year 2007. Inventories increased $9.1 million in the current quarter, primarily related to new product activities and longer in-process times within the Communications Business.
     Current liabilities increased $9.0 million, primarily from an increase of $9.8 million in accounts payable and accrued liabilities for income taxes payable. Accrued compensation decreased $6.5 million, largely related to the payment of fiscal year 2006 annual incentive compensation and commissions, offset by similar accruals for the first quarter of fiscal year 2007. Deferred revenue increased $5.7 million, largely as a result of deferred revenue from Communications Business product sales.
     Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above. Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions, capital expenditures, and contractual obligations through fiscal year 2007.

Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletins (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . .” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Tektronix adopted SFAS No. 151 beginning with the first quarter of fiscal year 2007 without a material effect on the consolidated financial statements of Tektronix.
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. Prior to May 28, 2006, Tektronix accounted for stock options according to Accounting Principles Board Opinion (“APB”) No. 25. Under APB No. 25, no compensation expense was recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equaled the market price of the underlying stock on the date of grant. On May 28, 2006 Tektronix adopted SFAS No. 123R. See Note 4 “Earnings Per Share and Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for a description of the effects on Tektronix’ results of operations and financial position.
     In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Tektronix adopted SFAS No. 154 beginning with the first quarter of fiscal year 2007 without a material effect on the consolidated financial statements of Tektronix.
     In July 2006, the FASB issued FASB Interpretation (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. Tektronix will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN 48 and has not yet determined the impact on the consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB No. 20 and FASB Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. Tektronix will be required to adopt this interpretation by May 26, 2007, the end of fiscal year 2007. Management is currently evaluating the requirements of SAB No. 108 and has not yet determined the impact on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Tektronix will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Tektronix will be required to adopt this statement for the current fiscal year ending May 26, 2007. Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Financial Market Risk
     Tektronix is exposed to financial market risks, including interest rate and foreign currency exchange rate risks.
     Tektronix maintains a short-term and long-term investment portfolio consisting of fixed rate commercial paper, corporate notes and bonds, U.S. Treasury and agency notes, asset backed securities, and mortgage securities. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of August 26, 2006 would reduce the market value by $1.2 million, which would be reflected in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets until sold.
     Tektronix is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Tektronix’ policy is to only enter into derivative transactions when Tektronix has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At August 26, 2006, a 10% adverse movement in exchange rates would result in a $3.9 million loss on Euro, British Pound, and Japanese Yen forward contracts with a notional amount of $38.8 million.
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
Part II. OTHER INFORMATION
Item 1. Legal Proceedings.
     The U.S. Office of Export Enforcement and the Department of Justice are conducting investigations into Tektronix’ compliance with export regulations with respect to certain sales made in Asia. We are fully cooperating with the investigations. The government could pursue a variety of sanctions against Tektronix, including monetary penalties and restrictions on our exportation of certain products. Based on the status of the investigations as of the date of this report, we do not anticipate that the results of the investigations will have a materially adverse effect on Tektronix’ business, results of operations, financial condition, or cash flows.
     Tektronix is involved in various other litigation matters, claims and investigations that occur in the normal course of business, including but not limited to patent, commercial, personnel, and environmental matters. While the results of such matters cannot be predicted with certainty, we believe that their final outcome will not have a material adverse impact on Tektronix’ business, results of operations, financial condition, or cash flows.

Item 1A. Risk Factors.
     Described below are some of the risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Quarterly Report. See “Forward-Looking Statements” that precedes Part I of this Form 10-Q.
We compete in a cyclical market and a decrease in capital expenditures by our customers could adversely impact demand for our products.
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
Rapid changes in technology require timely competitive products and failure to anticipate the changes and produce competitive products could adversely affect our operations and financial condition.
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
     We compete with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies, Inc. Other competitors include Anritsu Corporation, Catapult Communications Corporation, Harris Corporation, JDS Uniphase Corporation, LeCroy Corporation, NetHawk Group, Rohde & Schwarz, Spirent Communications, Yokogawa Electric Corporation, and many other smaller companies. In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability, and price. Some of our competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which we compete. We face pricing pressures that may have an adverse impact on our earnings. If we are unable to compete effectively on these and other factors, it could have a material adverse effect on our results of operations, financial condition, or cash flows. In addition, we enjoy a leadership position in various core product categories, and continually develop and introduce new products designed to maintain that leadership, as well as to penetrate new markets. Failure to develop and introduce new products that maintain a leadership position or that fail to penetrate new markets may adversely affect operating results.
We obtain various key components, services and licenses from sole and limited source suppliers.
     Our manufacturing operations are dependent on the ability of suppliers to deliver high quality components, subassemblies and completed products in time to meet critical manufacturing and distribution schedules. We periodically experience constrained supply of component parts in some product lines as a result of strong demand in the industry for those parts. We buy a significant portion of our circuit boards from one supplier and a significant portion of our Application Specific Integrated Circuits (“ASICs”) from two suppliers. Both circuit boards and ASICs are important components of our products and are built to Tektronix’ specifications. We believe other suppliers could build the circuit boards, however there are a limited number of suppliers that could build ASICs to Tektronix’ specifications. These constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. There is increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results. In addition, we use various sole source components that are integral to a variety of products. Disruption in key sole source suppliers could have a significant adverse effect on our results of operations.
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
     Large network management orders typically involve multiple deliverables which may be delivered over an extended period of time greater than the usual six months for our other products. The timing of revenue recognition related to these large orders could impact sales growth rate in the Communications Business in any single quarter, but the impact on the sales growth rate may not be directly related to the orders growth rate. Additionally, revenues for a significant portion of our network management solution products are typically recognized upon the completion of system installation or customer acceptance. Delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time. Changes or delays in the implementation or customer acceptance of our products could harm our financial results.
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
     We have closed a licensed hazardous waste management facility at our Beaverton, Oregon campus and have entered into a consent order with the Department of Environmental Quality requiring certain remediation actions. If we fail to comply with the consent order or any present or future regulations, we could be subject to future liabilities or the suspension of production. In addition, environmental regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment, or to incur other significant expenses to comply with environmental regulations.
Our defined benefit pension plans are subject to financial market risks.
     Our defined benefit pension plan obligations are affected by changes in market interest rates and the majority of plan assets are invested in publicly traded debt and equity securities, which are affected by market risks. Significant changes in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets may adversely impact our operating results. See “Critical Accounting Estimates — Pension Plans” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I of this Form 10-Q above for additional discussion.

Our reported results of operations will be materially and adversely affected by our adoption of SFAS No. 123R.
     On May 28, 2006 Tektronix adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R under the modified prospective method using the Black-Scholes option pricing model as described in the statement. Under this accounting standard, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which resulted in substantial additional compensation expense. As a result, the adoption of SFAS No. 123R had a material impact on Tektronix’ condensed consolidated financial statements for the first quarter of fiscal year 2007 and is expected to continue to have a material effect on the consolidated financial statements in the foreseeable future. See Note 4 “Earnings Per Share and Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for a description of the effects on our results of operations and financial position.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Tektronix common stock during the first quarter ended August 26, 2006 were as follows:

				Cumulative
				Number
				of Shares	Maximum Dollar
	Total	Average		Purchased as	Value of Shares
	Number	Price	Total	Part of Publicly	that May
	of Shares	Paid Per	Amount	Announced Plans	Yet Be
Fiscal Period	Purchased	Share	Paid	or Programs	Purchased

May 28, 2006 to June 24, 2006	372,100	$30.68	$11,415,841	30,161,879	$220,555,525
June 25, 2006 to July 22, 2006	694,000	27.86	19,336,912	30,855,879	201,218,613
July 23, 2006 to August 26, 2006	330,600	27.13	8,969,425	31,186,479	$192,249,188

Total	1,396,700	$28.44	$39,722,178

     Since the beginning of the share repurchase program, the above noted repurchases of Tektronix common stock were made under authorizations totaling $950.0 million approved by the Board of Directors. The authority to purchase common stock on the open market or through negotiated transactions included the authorization of $550.0 million in fiscal year 2000 and authorization of $400.0 million in fiscal year 2005. The reacquired shares were immediately retired, in accordance with Oregon corporate law. Subsequent to the first quarter of fiscal year 2007, the Board of Directors authorized an additional $300.0 million, bringing the current repurchase authority to $492.2 million and the repurchase authorization total under the program to $1.25 billion.

Item 4. Submission of Matters to a Vote of Security Holders.
     Tektronix’ annual meeting of shareholders was held on September 21, 2006, at which the following matters were voted upon. Voting results are as follows:
     The following directors were elected to the board of directors to hold such position until the next meeting of shareholders.

	For	Withheld
Pauline Lo Alker	70,043,191	5,262,971
A. Gary Ames	73,744,269	1,561,893
Gerry B. Cameron	75,204,534	101,628
David N. Campbell	75,077,904	228,258
Frank C. Gill	70,064,404	5,241,758
Robin L. Washington	75,224,066	82,096
Richard H. Wills	73,674,768	1,631,394
Cyril J. Yansouni	75,219,474	86,688
     The shareholders ratified the appointment of Deloitte & Touche LLP as our auditors.

For	Against	Abstain
75,158,942	78,147	69,073
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

October 4, 2006	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE Colin L. Slade
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Exhibit Description

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.