Form 10-Q
period 2006-11-25
TEKTRONIX INC
filed 2007-01-03
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 25, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
AT DECEMBER 23, 2006 THERE WERE 81,717,314 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
     (Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

PAGE NO.
FORWARD-LOOKING STATEMENTS	1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Condensed Consolidated Statements of Operations (Unaudited) - for the Fiscal quarter ended November 25, 2006 and the Fiscal quarter ended November 26, 2005 for the Two fiscal quarters ended November 25, 2006 and the Two fiscal quarters ended November 26, 2005	2

Condensed Consolidated Balance Sheets (Unaudited) - at November 25, 2006 and May 27, 2006	3

Condensed Consolidated Statements of Cash Flows (Unaudited) - for the Two fiscal quarters ended November 25, 2006 and the Two fiscal quarters ended November 26, 2005	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	45

Item 4. Controls and Procedures.	45

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.	45

Item 1A. Risk Factors.	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	50

Item 6. Exhibits.	50

SIGNATURES	51
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
     When used in this report, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “evaluate,” “opinion,” “may,” “could,” “future,” “potential,” “probable,” and similar expressions generally identify forward-looking statements.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Net sales	$272,789	$253,396	$540,902	$488,456
Cost of sales	113,493	101,171	218,256	200,274

Gross profit	159,296	152,225	322,646	288,182
Research and development expenses	49,012	45,673	99,881	89,278
Selling, general and administrative expenses	84,164	73,103	164,037	141,668
Acquisition related costs and amortization	1,369	2,095	2,840	5,531
Business realignment costs (credits)	(227)	1,880	2,369	4,361
Loss (gain) on disposition of assets, net	(33)	23	521	27

Operating income	25,011	29,451	52,998	47,317
Interest income	4,263	2,888	8,933	5,980
Interest expense	(83)	(146)	(182)	(243)
Other non-operating expense, net	(1,597)	(1,993)	(2,608)	(2,979)

Earnings before taxes	27,594	30,200	59,141	50,075
Income tax expense	7,997	10,322	19,431	16,029

Net earnings from continuing operations	19,597	19,878	39,710	34,046
Gain (loss) from discontinued operations, net of income taxes	(4)	17	3	(65)

Net earnings	$19,593	$19,895	$39,713	$33,981

Earnings per share:
Continuing operations – basic	$0.24	$0.24	$0.49	$0.41
Continuing operations – diluted	$0.24	$0.24	$0.48	$0.40

Discontinued operations – basic and diluted	$—	$—	$—	$—

Net earnings – basic	$0.24	$0.24	$0.49	$0.41
Net earnings – diluted	$0.24	$0.24	$0.48	$0.40

Weighted average shares outstanding:
Basic	81,535	82,833	81,791	83,718
Diluted	83,151	83,584	83,379	84,438

Cash dividends declared per share	$0.06	$0.06	$0.12	$0.12
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	Nov. 25, 2006	May 27, 2006

ASSETS
Current assets:
Cash and cash equivalents	$155,918	$215,587
Short-term marketable investments	115,035	121,346
Trade accounts receivable, net of allowance for doubtful accounts of $3,709 and $3,079, respectively	196,044	174,599
Inventories	162,350	156,351
Other current assets	77,499	69,002

Total current assets	706,846	736,885

Property, plant and equipment, net	128,891	127,510
Long-term marketable investments	172,121	103,839
Goodwill, net	306,978	307,189
Pension asset	233,968	239,128
Other long-term assets	101,963	119,539

Total assets	$1,650,767	$1,634,090

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$142,700	$133,323
Accrued compensation	68,304	71,718
Deferred revenue	89,033	66,677

Total current liabilities	300,037	271,718

Deferred income taxes	57,363	65,935
Long-term liabilities	108,346	108,868

Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 82,370 and 83,719 shares at November 25, 2006 and May 27, 2006, respectively)	548,570	540,718
Retained earnings	611,631	620,465
Accumulated other comprehensive income	24,820	26,386

Total shareholders’ equity	1,185,021	1,187,569

Total liabilities and shareholders’ equity	$1,650,767	$1,634,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Two fiscal quarters ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$39,713	$33,981
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	14,542	13,937
Amortization of acquisition related intangible assets	11,894	11,850
Share-based compensation expense	9,877	—
Net loss on disposition of assets, net	521	27
Gain (loss) from discontinued operations	(3)	65
Write-off of in-process research and development	—	365
Tax benefit of stock option exercises	—	801
Deferred income tax expense (benefit)	(8,576)	6,079
Gain on sale of corporate equity securities	(752)	(90)
Changes in operating assets and liabilities, net of effects of acquisition:
Trade accounts receivable, net	(21,445)	(6,567)
Inventories	(5,005)	1,010
Other current assets	(7,455)	2,065
Accounts payable and accrued liabilities	7,536	656
Accrued compensation	(3,414)	(17,467)
Deferred revenue	22,356	1,735
Cash funding for defined benefit plans	—	(38,400)
Other long-term assets and liabilities, net	1,897	1,598

Net cash provided by continuing operating activities	61,686	11,645
Net cash used in discontinued operating activities	(13)	(65)

Net cash provided by operating activities	61,673	11,580

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(13,876)	(18,633)
Proceeds from the disposition of property and equipment	120	520
Proceeds from sale of corporate equity securities	1,766	90
Proceeds from maturities and sales of marketable investments	78,505	117,548
Purchases of short-term and long-term marketable investments	(137,498)	—
Acquisition of businesses, net of cash acquired	—	(8,422)

Net cash (used in) provided by investing activities	(70,983)	91,103

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock plans	7,909	10,379
Repurchase of common stock	(50,157)	(95,979)
Cash dividends paid	(9,926)	(10,088)
Tax benefit of stock option exercise	668	—
Issuance of short-term debt	—	456
Repayment of long-term debt	—	(188)

Net cash used in financing activities	(51,506)	(95,420)
Effect of exchange rate changes on cash	1,147	(2,888)

Net (decrease) increase in cash and cash equivalents	(59,669)	4,375
Cash and cash equivalents at beginning of period	215,587	131,640

Cash and cash equivalents at end of period	$155,918	$136,015

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
     The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Examples include revenue recognition; share-based compensation; the allowance for doubtful accounts; product warranty accrual; estimates of contingencies; intangible asset valuation; inventory valuation; pension plan assumptions; the determination of other-than-temporary investment impairments; and the valuation of deferred income taxes and income tax contingencies. Actual results may differ from estimated amounts.
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
Goodwill and Intangible Assets
     During the second quarter of fiscal year 2007, Tektronix performed its annual impairment analysis of goodwill and nonamortizable intangible assets and identified no impairment.
     Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill and intangible assets with indefinite useful lives, but it amortizes other acquisition related intangibles with finite useful lives.

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
     Tektronix does not amortize intangible assets with indefinite useful lives. However, Tektronix reevaluates these intangible assets each reporting period. If Tektronix subsequently determines that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. Tektronix reviews nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of November 25, 2006 resulted primarily from the Inet acquisition during the second quarter of fiscal year 2005. The nonamortizable intangible assets were recorded at their fair values as of the acquisition date and no events or circumstances have arisen that would indicate that the nonamortizable intangible assets may be impaired.
3. Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. Prior to May 28, 2006, Tektronix accounted for stock options according to Accounting Principles Board Opinion (“APB”) No. 25. Under APB No. 25, no compensation expense was recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equaled the market price of the underlying stock on the date of grant. On May 28, 2006, Tektronix adopted SFAS No. 123R. See Note 5 “Share-Based Compensation” below for a description of the effects on Tektronix’ results of operations and financial position.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Tektronix will be required to adopt this statement for the current fiscal year ending May 26, 2007. Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact on the consolidated financial statements.
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
     Earnings per share was calculated as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands, except per share amounts)	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Net earnings	$19,593	$19,895	$39,713	$33,981

Weighted average shares used for basic earnings per share	81,535	82,833	81,791	83,718
Incremental dilutive shares	1,616	751	1,588	720

Weighted average shares used for diluted earnings per share	83,151	83,584	83,379	84,438

Earnings per share:
Net earnings – basic	$0.24	$0.24	$0.49	$0.41
Net earnings – diluted	$0.24	$0.24	$0.48	$0.40
     Share-based awards for an additional 6.9 million and 7.3 million shares of common stock were outstanding at November 25, 2006 and November 26, 2005, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.

5. Share-Based Compensation
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
     The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 was as follows:

	Fiscal quarter ended	Two fiscal quarters ended
(In thousands, except per share amounts)	Nov. 26, 2005	Nov. 26, 2005

Net earnings as reported	$19,895	$33,981
Stock compensation cost included in net earnings as reported, net of tax expense of $273 and $511	609	1,167
Stock compensation cost using the fair value alternative, net of tax benefit of $2,314 and $4,232	(4,904)	(9,669)

Pro forma net earnings	$15,600	$25,479

Earnings per share:
Basic – as reported	$0.24	$0.41
Basic – pro forma	$0.19	$0.30

Diluted – as reported	$0.24	$0.40
Diluted – pro forma	$0.19	$0.30
Impact of the Adoption of SFAS No. 123R
     The adoption of SFAS No. 123R compared to the prior accounting used for share-based compensation had the following impact to results reported for the second quarter ended November 25, 2006 (in thousands, except per share amounts):

	Fiscal quarter ended November 25, 2006			Two fiscal quarters ended November 25, 2006
	Using	Adjustment		Using	Adjustment
	APB	for SFAS	As	APB	for SFAS	As
	No. 25	No. 123R	Reported	No. 25	No. 123R	Reported

Cost of sales	$113,359	$134	$113,493	$218,122	$134	$218,256
Research and development expenses	47,882	1,130	49,012	97,762	2,119	99,881
Selling, general, and administrative expenses	81,569	2,595	84,164	159,170	4,867	164,037
Operating income	28,870	(3,859)	25,011	60,118	(7,120)	52,998
Earnings before taxes	31,453	(3,859)	27,594	66,261	(7,120)	59,141
Net earnings	$22,339	$(2,746)	$19,593	$44,585	$(4,872)	$39,713

Earnings per share:
Basic	$0.27	$(0.03)	$0.24	$0.55	$(0.06)	$0.49
Diluted	$0.27	$(0.03)	$0.24	$0.53	$(0.05)	$0.48

Cash flows from operating activities	$23,633	$(577)	$23,056	$62,341	$(668)	$61,673
Cash flows from financing activities	$(11,973)	$577	$(11,396)	$(52,174)	$668	$(51,506)

     During the second quarter ended November 25, 2006, Tektronix recognized compensation expense of $3.5 million for stock options, $1.9 million for restricted shares, and $0.3 million for the employee stock purchase plan. For the first two quarters ended November 25, 2006, Tektronix recognized compensation expense of $6.5 million for stock options, $2.8 million for restricted shares, and $0.6 million for the employee stock purchase plan. As of November 25, 2006, $1.0 million of share-based compensation has been capitalized in inventory.
     Consistent with the fair value calculations used in prior fiscal years, Tektronix will continue to use the Black-Scholes valuation model to calculate the fair value for employee stock options. Expense for all share-based awards will be recognized on a straight-line basis, after adjustment for forfeitures in accordance with SFAS No. 123R. As of November 25, 2006, the total unrecognized compensation expense for outstanding awards was $48.0 million, which is expected to be recognized over the weighted average period of 2.45 years.
Valuation Assumptions
     Tektronix uses the Black-Scholes valuation model to calculate the fair value for employee stock options. The Black-Scholes valuation model includes assumptions for expected life, risk-free interest rate, volatility, and dividend yields. Expected life is the weighted average length of time that options are outstanding before they are exercised. Historic exercise behavior, vesting periods, and the weighted average remaining contractual life of outstanding options are all considered in the calculation of expected life. The risk-free interest rates are equal to the U.S. Treasury yield curve rates, of the same expected life, at grant. Stock price volatility for Tektronix is based on historic volatility and is calculated using weekly stock prices for a time period similar to the expected life of the option being valued. The weighted average estimated fair values of options granted during the second quarters ended November 25, 2006 and November 26, 2005 were $8.94 and $8.07 per share, respectively. The weighted average estimated fair values of options granted for the first two quarters ended November 25, 2006 and November 26, 2005 were $9.00 and $8.04 per share, respectively.
     The weighted average assumptions used in the Black-Scholes model to estimate the fair values of options granted in the fiscal quarters ended November 25, 2006 and November 26, 2005 were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Expected life in years	4.2	5.1	4.2	5.1
Risk-free interest rate	4.60%	4.13%	4.68%	4.10%
Volatility	31.55%	31.91%	31.61%	31.96%
Dividend yield	0.81%	0.95%	0.82%	0.96%
Stock Plans
     Tektronix maintains stock incentive plans for selected employees. As of November 25, 2006, there were 17.0 million shares reserved for all stock compensation, of which 10.8 million were reserved for issuance for outstanding options, 0.7 million for outstanding stock options converted in connection with the Inet acquisition, 1.1 million for the Employee Stock Purchase Plan and 4.4 million available for future grants. Under the terms of the stock incentive plans, stock options are granted at an option price not less than the market value at the date of grant. Options granted generally vest over four years and expire ten years from grant date. Restricted shares are valued at market value as of the date of grant and generally vest over four years. In accordance with Oregon corporate law, Tektronix is not able to retain treasury shares of common stock and, as a result, all stock plan awards are settled with newly issued shares.

Share-Based Payment Award Activity
     Stock option activity for the fiscal quarter ended November 25, 2006 was as follows:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Life (in years)	(in thousands)

Outstanding at August 26, 2006	11,769	$29.02
Granted	77	29.58
Exercised	(175)	20.69
Forfeited	(123)	40.81
Expired	—	—

Outstanding at November 25, 2006	11,548	$29.03	6.32	$59,433

Exercisable at November 25, 2006	7,382	$29.46	5.45	$44,505

     During the second quarters ended November 25, 2006 and November 26, 2005, the total intrinsic value of options exercised was $1.7 million and $1.6 million, respectively. Tektronix realized a tax benefit of $0.6 million and $0.7 million from options exercised for the second quarter and first two quarters ended November 25, 2006, respectively.
     Restricted share activity for the fiscal quarter ended November 25, 2006 was as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Nonvested shares at August 26, 2006	942	$29.61
Granted	37	30.15
Vested	(6)	25.17
Forfeited	(5)	29.69

Nonvested shares at November 25, 2006	968	$29.66

     The total fair value of shares vested during the second quarter ended November 25, 2006 was $0.2 million.
Employee Stock Purchase Plan
     During fiscal year 2001, Tektronix initiated the Employee Stock Purchase Plan (“ESPP”) allowing substantially all regular employees to purchase shares of Tektronix common stock through payroll deductions of up to 10% of their eligible compensation during a six-month period. Plan periods are from January 15 to July 14 and July 15 to January 14. The price an employee pays for the shares is 85% of the fair market value of Tektronix stock on the last day of the period. Under SFAS No. 123R, the ESPP is classified as a liability award.

6. Acquisition of Inet Technologies, Inc.
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
     The following table presents the details of the intangible assets purchased in the Inet acquisition as of November 25, 2006:

	(In years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net

Developed technology	4.8	$87,004	$(40,071)	$46,933
Customer relationships	4.8	22,597	(10,440)	12,157
Covenants not to compete	4.0	1,200	(650)	550
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(51,161)	$70,792

     Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Cost of sales	$4,624	$4,624	$9,248	$9,248
Acquisition related costs and amortization	1,279	1,279	2,558	2,558

Total	$5,903	$5,903	$11,806	$11,806

     The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current fiscal year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Operations as follows:

		Acquisition
		Related
	Cost of	Costs and
(In thousands)	Sales	Amortization	Total

Fiscal Year
2007	$18,495	$5,117	$23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$56,180	$15,266	$71,446

7. Discontinued Operations
     Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Loss on sale of VideoTele.com in fiscal year 2003 (less applicable income tax benefit of $1, $1, $1 and $1)	$(1)	$(2)	$(1)	$(3)
Gain (loss) on sale of optical parametric test business in fiscal year 2003 (less applicable income tax benefit (expense) of $0, $76, ($9) and $112)	—	(140)	16	(208)
Gain (loss) on sale of Gage in fiscal year 2003 (less applicable income tax benefit (expense) of $0, ($86), $0 and ($80))	(1)	159	(1)	148
Loss on sale of Color Printing and Imaging Division in fiscal year 2000 (less applicable income tax benefit of $3, $0, $7 and $1)	(2)	—	(11)	(2)

Gain (loss) from discontinued operations, net of income taxes	$(4)	$17	$3	$(65)

8. Business Realignment Costs
     Business realignment costs represent actions to realign Tektronix’ cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels or related to significant acquisitions or divestitures. Business realignment actions taken in recent fiscal years were intended to reduce Tektronix’ worldwide cost structure across all major functions. Major operations impacted include manufacturing, engineering, sales, marketing, and administrative functions. In addition to severance, Tektronix incurred other costs associated with restructuring its organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Restructuring actions can take significant time to execute, particularly if they are being conducted in countries outside the United States. Management believes that the restructuring actions implemented in recent fiscal years have resulted in the cost savings anticipated for those actions.
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
     Toward the end of fiscal year 2005 and into the first quarter of fiscal year 2006, Tektronix experienced softening in orders in some product areas. In response, Tektronix took actions to reduce its cost structure. During this time period, Tektronix also took actions to realize business synergies as a result of the acquisition of Inet.
     Business realignment credits of $0.2 million in the second quarter of fiscal year 2007 primarily resulted from settlement of a contractual obligation related to leased space. For the first two quarters of fiscal year 2007, business realignment costs of $2.4 million included severance and related costs of $2.3 million for 18 employees and $0.1 million for contractual obligations, primarily to realize business synergies as a result of the acquisition of Inet and to manage Tektronix’ cost structure. Tektronix expects to realize future annual salary cost savings from actions taken in the first two quarters of fiscal year 2007. At November 25, 2006, liabilities of $3.5 million remained for employee severance and related benefits for 41 employees.

     Activity for the above described actions during the first two quarters of fiscal year 2007 was as follows:

		Costs
	Balance	Incurred			Balance
	May 27,	and Other	Cash	Non-cash	Nov. 25,
(In thousands)	2006	Adjustments	Payments	Adjustments	2006

Fiscal Year 2007 Actions:
Employee severance and related benefits	$—	$2,109	$(752)	$26	$1,383
Contractual obligations	—	302	(301)	—	1
Accumulated currency translation loss, net	—	(5)	—	5	—

Total	—	2,406	(1,053)	31	1,384

Fiscal Year 2006 Actions:
Employee severance and related benefits	4,867	149	(3,274)	—	1,742

Total	4,867	149	(3,274)	—	1,742

Fiscal Year 2005 Actions:
Employee severance and related benefits	11	—	(11)	—	—

Total	11	—	(11)	—	—

Fiscal Year 2004 Actions:
Employee severance and related benefits	613	33	(228)	—	418

Total	613	33	(228)	—	418

Fiscal Year 2003 Actions:
Employee severance and related benefits	3	(3)	—	—	—
Contractual obligations	511	(216)	(265)	—	30

Total	514	(219)	(265)	—	30

Total of all actions	$6,005	$2,369	$(4,831)	$31	$3,574

9. Marketable Investments
     Marketable investments are recorded at fair value with the resulting unrealized gains and temporary losses, net of tax, included in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. Fair values of marketable investments are based on quoted market prices. During the second quarter of fiscal year 2007, tax exempt municipal bonds were added to the marketable investments portfolio.
     Realized gains and losses on sales of marketable investments were insignificant for the second quarter and the first two quarters ended November 25, 2006 and November 26, 2005, respectively. Realized gains and losses on sales of marketable investments are included in Other non-operating expense, net on the Condensed Consolidated Statements of Operations.
     Short-term marketable investments held at November 25, 2006 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Asset backed securities	$38,248	$67	$(146)	$38,169
Corporate notes and bonds	35,830	25	(14)	35,841
U.S. Agencies	21,170	—	(168)	21,002
Certificates of deposit	7,692	8	(2)	7,698
Mortgage backed securities	7,639	—	(176)	7,463
Municipal bonds	3,354	—	—	3,354
Commercial paper	1,492	—	—	1,492
U.S. Treasuries	16	—	—	16

Short-term marketable investments	$115,441	$100	$(506)	$115,035

     Long-term marketable investments held at November 25, 2006 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Municipal bonds	$80,702	$109	$(34)	$80,777
Asset backed securities	30,638	—	(449)	30,189
Corporate notes and bonds	26,726	88	(461)	26,353
Mortgage backed securities	23,208	—	(815)	22,393
U.S. Agencies	7,060	—	(156)	6,904
U.S. Treasuries	5,638	—	(133)	5,505

Long-term marketable investments	$173,972	$197	$(2,048)	$172,121

     Short-term marketable investments held at May 27, 2006 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Asset backed securities	$40,071	$6	$(241)	$39,836
U.S. Agencies	27,340	—	(328)	27,012
Corporate notes and bonds	23,841	9	(67)	23,783
Commercial paper	21,568	—	—	21,568
Mortgage backed securities	6,802	—	(187)	6,615
Certificates of deposit	2,517	—	(2)	2,515
U.S. Treasuries	17	—	—	17

Short-term marketable investments	$122,156	$15	$(825)	$121,346

     Long-term marketable investments held at May 27, 2006 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Asset backed securities	$37,595	$—	$(901)	$36,694
U.S. Agencies	13,561	—	(340)	13,221
Corporate notes and bonds	20,223	—	(686)	19,537
Mortgage backed securities	30,252	—	(1,305)	28,947
U.S. Treasuries	5,634	—	(194)	5,440

Long-term marketable investments	$107,265	$—	$(3,426)	$103,839

     Contractual maturities of long-term marketable investments at November 25, 2006 will be as follows:

(In thousands)	Amortized Cost Basis

After 1 year through 5 years	$150,764
Mortgage backed securities	23,208

$173,972

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
     The following table presents the market value of marketable investments with continuous unrealized losses at November 25, 2006:

	12 months or more		Less than 12 months		Total
	Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Market Value	Losses	Market Value	Losses	Market Value	Losses

Asset backed securities	$45,229	$(573)	$11,232	$(22)	$56,461	$(595)
Mortgage backed securities	24,011	(793)	5,844	(199)	29,855	(992)
Municipal bonds	4,350	(8)	24,448	(26)	28,798	(34)
Corporate notes and bonds	19,892	(471)	7,667	(4)	27,559	(475)
U.S. Agencies	25,447	(319)	2,459	(5)	27,906	(324)
U.S. Treasuries	5,522	(132)	—	—	5,522	(132)
Certificates of deposit	2,582	(2)	—	—	2,582	(2)

Total	$127,033	$(2,298)	$51,650	$(256)	$178,683	$(2,554)

10. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined based on a standard cost method, which approximates actual cost on a first-in, first-out basis. Market is determined based on net realizable value. Tektronix periodically reviews its inventory for obsolete or slow-moving items.
     Inventories consisted of the following:

(In thousands)	Nov. 25, 2006	May 27, 2006

Materials	$10,301	$8,252
Work in process	68,851	72,663
Finished goods	83,198	75,436

Inventories	$162,350	$156,351

11. Other Current Assets
     Other current assets consisted of the following:

(In thousands)	Nov. 25, 2006	May 27, 2006

Current deferred tax asset	$46,728	$45,686
Prepaid expenses	17,537	12,776
Income taxes receivable	1,770	1,772
Other receivables	8,135	8,343
Notes receivable	2,701	12
Other current assets	628	413

Other current assets	$77,499	$69,002

12. Property, Plant and Equipment, Net
     Property, plant and equipment, net consisted of the following:

(In thousands)	Nov. 25, 2006	May 27, 2006

Land	$698	$698
Buildings	138,679	135,727
Machinery and equipment	265,949	258,137
Accumulated depreciation and amortization	(276,435)	(267,052)

Property, plant and equipment, net	$128,891	$127,510

     Depreciation and amortization expense for property, plant and equipment for the second quarter of fiscal years 2007 and 2006 was $7.2 million and $6.8 million, respectively.
     Depreciation and amortization expense for property, plant and equipment for the first two quarters of fiscal years 2007 and 2006 was $14.4 million and $13.7 million, respectively.
13. Goodwill, Net
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition related intangibles with finite useful lives.
     Changes in goodwill during the two fiscal quarters ended November 25, 2006 were as follows (in thousands):

Balance at May 27, 2006	$307,189
Currency translation	(211)

Balance at November 25, 2006	$306,978

14. Other Long-Term Assets
     Other long-term assets consisted of the following:

(In thousands)	Nov. 25, 2006	May 27, 2006

Intangibles, net	$75,411	$86,805
Notes, contracts and leases	17,133	18,476
Corporate equity securities	3,764	8,923
Other long-term assets	5,655	5,335

Other long-term assets	$101,963	$119,539

     Intangibles, net included $70.8 million as of November 25, 2006 and $82.6 million as of May 27, 2006, respectively, resulting from the acquisition of Inet in the second quarter of fiscal year 2005, as described in Note 6.
     Amortization expense for intangible assets for the second quarter of fiscal years 2007 and 2006 was $6.0 million and $6.1 million, respectively.
     Accumulated amortization for intangible assets as of November 25, 2006 and May 27, 2006 was $56.0 million and $44.1 million, respectively.
     The decrease in Corporate equity securities was due to sales of shares of common stock of an equity investment as well as a decrease in the fair value of the corporate equity securities portfolio.
15. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following:

(In thousands)	Nov. 25, 2006	May 27, 2006

Trade accounts payable	$40,897	$50,910
Other accounts payable	51,277	44,719

Accounts payable	92,174	95,629

Income taxes payable	23,153	16,181
Contingent liabilities (Note 18)	11,176	8,785
Product warranty accrual (Note 21)	5,997	5,798
Accrued expenses and other liabilities	10,200	6,930

Accrued liabilities	50,526	37,694

Accounts payable and accrued liabilities	$142,700	$133,323

     The increase in Income taxes payable was due to the provision for income taxes for the first two quarters of the current fiscal year as well as the timing of income tax payments.

16. Long-Term Liabilities
     Long-term liabilities consisted of the following:

(In thousands)	Nov. 25, 2006	May 27, 2006

Pension liability	$67,629	$66,147
Deferred compensation	15,947	14,584
Postretirement benefits	11,686	12,106
Other long-term liabilities	13,084	16,031

Long-term liabilities	$108,346	$108,868

     No contributions have been made to the pension plans in fiscal year 2007. Depending on the future market performance of the pension plan assets, Tektronix may make cash contributions to the plans in the future.
17. Pension and Other Postretirement Benefits
     Components of net periodic benefit cost for defined benefit pension plans and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits

	Fiscal quarter ended		Fiscal quarter ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Service cost	$1,956	$1,861	$20	$24
Interest cost	10,079	9,630	223	214
Expected return on plan assets	(12,660)	(12,732)	—	—
Amortization of transition asset	40	28	—	—
Amortization of prior service cost	(546)	(567)	—	—
Amortization of unrecognized actuarial net loss	5,162	5,448	—	—

Net periodic benefit cost	$4,031	$3,668	$243	$238

	Pension Benefits		Other Postretirement Benefits

	Two fiscal quarters ended		Two fiscal quarters ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Service cost	$3,892	$3,701	$40	$48
Interest cost	20,124	19,247	447	428
Expected return on plan assets	(25,298)	(25,450)	—	—
Amortization of transition asset	80	56	—	—
Amortization of prior service cost	(1,092)	(1,134)	—	—
Amortization of unrecognized actuarial net loss	10,317	10,894	—	—

Net periodic benefit cost	$8,023	$7,314	$487	$476

18. Contingencies
     As of November 25, 2006, Tektronix had $11.2 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printer and Imaging division (“CPID”) in fiscal year 2000, $4.7 million for environmental exposures and $1.5 million for other contingent liabilities. It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to Tektronix’ consolidated financial statements.
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
     As of November 25, 2006 and May 27, 2006, the balance of the contingencies related to the CPID disposition was $5.0 million. The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained. Tektronix continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur. Tektronix, however, does not expect such changes to be material to the financial statements.
  Environmental and Other
     The $4.7 million for environmental exposures is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus. Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. Management believes that the recorded liability represents the low end of a reasonable range of estimated liability associated with these environmental issues.
     Tektronix has received approval of a work plan and risk assessment for a feasibility study from the Department of Environmental Quality. Based on a preliminary feasibility study received in the second quarter of the current fiscal year, the low end of the estimated range was increased from $2.0 million to $4.7 million and the high end of the estimated range was increased from $10.0 million to $10.9 million. This increase to the low end of the reasonable range of estimated liability resulted in an additional expense of $2.7 million during the second quarter ended November 25, 2006. These costs are expected to be incurred over the next several years. Tektronix expects to finalize the feasibility study during fiscal year 2007, the result of which could change management’s estimate of the liability. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from the recorded liability.
     The remaining $1.5 million included amounts primarily related to intellectual property, employment issues, and regulatory matters. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.
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
19. Shareholders’ Equity
     Activity in shareholders’ equity for the first two quarters of fiscal year 2007 was as follows:

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(In thousands)	Shares	Amount	Earnings	Income	Total

Balance at May 27, 2006	83,719	$540,718	$620,465	$26,386	$1,187,569
Net earnings	—	—	39,713	—	39,713
Additional minimum pension liability, net of income taxes	—	—	—	(521)	(521)
Foreign currency translation adjustment	—	—	—	323	323
Unrealized holding loss on available- for-sale securities, net of income taxes	—	—	—	(1,368)	(1,368)
Cash dividends paid	—	—	(9,926)	—	(9,926)
Shares issued to employees, net of forfeitures	398	8,052	—	—	8,052
Tax benefit of stock option exercises	—	668	—	—	668
Amortization of unearned share-based compensation	—	10,668	—	—	10,668
Shares repurchased in open market	(1,747)	(11,536)	(38,621)	—	(50,157)

Balance at November 25, 2006	82,370	$548,570	$611,631	$24,820	$1,185,021

     Repurchases of Tektronix common stock were made under authorizations totaling $1.25 billion approved by the Board of Directors. The authority to purchase common stock on the open market or through negotiated transactions included authorizations of $550.0 million in fiscal year 2000, $400.0 million in fiscal year 2005, and $300.0 million in the second quarter of fiscal year 2007. The share repurchase authorizations have no stated expiration date.
     During the first two quarters of fiscal year 2007, 1.7 million shares were repurchased for $50.2 million. As of November 25, 2006, a total of 31.5 million shares have been repurchased at an average price of $24.36 per share totaling $768.2 million under these authorizations. The reacquired shares were immediately retired as required under Oregon corporate law.
     On December 14, 2006, Tektronix declared a quarterly cash dividend of $0.06 per share. The dividend is payable on January 22, 2007 to shareholders of record at the close of business on January 5, 2007.

     Comprehensive income and its components, net of income taxes, were as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Net earnings	$19,593	$19,895	$39,713	$33,981
Other comprehensive income (loss):
Net change in additional minimum pension liability, net of income taxes of ($112), $385, ($238) and $473, respectively	(243)	819	(521)	998
Foreign currency translation adjustment	1,859	(9,054)	323	(10,731)
Unrealized holding loss on available- for-sale securities, net of income taxes of ($256), ($239), ($804) and ($456), respectively	(434)	(390)	(1,368)	(729)

Total comprehensive income	$20,775	$11,270	$38,147	$23,519

     Accumulated other comprehensive income consisted of the following:

			Unrealized
			Holding Gain
			(Loss) Net on	Accumulated
	Additional	Foreign	Available-for-	Other
	Pension	Currency	Sale	Comprehensive
(In thousands)	Liability	Translation	Securities	Income

Balance as of May 27, 2006	$(11,477)	$37,604	$259	$26,386
First quarter activity	(278)	(1,536)	(934)	(2,748)
Second quarter activity	(243)	1,859	(434)	1,182

Balance as of November 25, 2006	$(11,998)	$37,927	$(1,109)	$24,820

20. Business Segments
     Tektronix derives revenue principally by developing, manufacturing, and selling a broad range of test, measurement and monitoring products in two primary segments that have similar economic characteristics as well as similar customers, production processes, and distribution methods. Accordingly, Tektronix reports as a single segment.

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Consolidated net sales to external customers by groups of similar products:

Instruments Business	$205,244	$192,250	$403,456	$369,619
Communications Business	67,545	61,146	137,446	118,837

Net sales	$272,789	$253,396	$540,902	$488,456

Consolidated net sales to external customers by region:

The Americas:
United States	$89,378	$92,079	$187,357	$176,482
Other Americas	9,479	5,446	15,909	10,713
Europe	81,603	68,582	147,681	131,329
Pacific	54,435	46,641	110,804	91,063
Japan	37,894	40,648	79,151	78,869

Net sales	$272,789	$253,396	$540,902	$488,456

21. Product Warranty Accrual
     Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.
     Changes in the product warranty accrual were as follows:

	Two fiscal quarters ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005

Balance at beginning of period	$5,798	$6,508
Warranty parts and service provided	(5,605)	(5,135)
Provision for warranty expense	5,804	4,284

Balance at end of period	$5,997	$5,657

22. Supplemental Cash Flow Information

	Two fiscal quarters ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005

Supplemental disclosure of cash flows:
Income taxes paid, net	$18,645	$4,910
Interest paid	141	149

Non-cash transactions from acquisitions:
Common stock issued	$—	$2,075
23. Subsequent Events
     On November 27, 2006, Tektronix acquired Minacom, a leading provider of active probe test solutions used by telecommunications carriers, cable multi-system operators, wireless and voice over internet protocol providers worldwide. The purchase price was approximately $27.0 million plus certain assumed liabilities. The purchase price allocation is currently in process.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Introduction and Overview
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of Tektronix’ operating performance and its financial condition. A discussion of our business, including our strategy, products, and competition is included in Part I of Tektronix’ Form 10-K for the fiscal year ended May 27, 2006.
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
     The markets that we serve are very diverse and include a cross-section of technology industries. Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector. During the latter part of fiscal year 2003, we began to experience the stabilization of certain markets that had been depressed as a result of the general downturn in the technology sector. Fiscal year 2004 saw a more broad-based recovery. During fiscal year 2005, growth rates moderated as compared to the prior fiscal year. In the fourth quarter of fiscal year 2005 and into the first quarter of fiscal year 2006 orders softened in a number of our product areas and in most regions, driven primarily by weakness in the Instruments Business general purpose market. Toward the end of the first quarter of fiscal year 2006, the general purpose market began to strengthen and that strengthening continued through the remainder of fiscal year 2006 and into the first quarter of fiscal year 2007. For our Instruments Business, the second quarter of fiscal year 2007 reflected a steady market environment. Our Communications Business markets were relatively steady in the second quarter of the current fiscal year, although we observed some delays in capital expenditures by telecommunications carriers and network equipment manufacturers.

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
Acquisitions
     Subsequent to the second quarter of fiscal year 2007, on November 27, 2006, Tektronix acquired Minacom, a leading provider of active probe test solutions used by telecommunications carriers, cable multi-system operators, wireless and voice over internet protocol providers worldwide. The purchase price was approximately $27.0 million plus certain assumed liabilities. The purchase price allocation is currently in process.
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

     The following table presents the details of the intangible assets purchased in the Inet acquisition as of November 25, 2006:

	(In years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net

Developed technology	4.8	$87,004	$(40,071)	$46,933
Customer relationships	4.8	22,597	(10,440)	12,157
Covenants not to compete	4.0	1,200	(650)	550
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(51,161)	$70,792

     Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Two fiscal quarters ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005	Nov. 25, 2006	Nov. 26, 2005

Cost of sales	$4,624	$4,624	$9,248	$9,248
Acquisition related costs and amortization	1,279	1,279	2,558	2,558

Total	$5,903	$5,903	$11,806	$11,806

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

Business Realignment Costs
     Business realignment costs represent actions to realign our cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels or related to significant acquisitions or divestitures. Business realignment actions taken in recent fiscal years were intended to reduce our worldwide cost structure across all major functions. Major operations impacted include manufacturing, engineering, sales, marketing, and administrative functions. In addition to severance, we incurred other costs associated with restructuring our organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Restructuring actions can take significant time to execute, particularly if they are being conducted in countries outside the United States. We believe that the restructuring actions implemented in recent fiscal years have resulted in the cost savings anticipated for those actions.
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
     Toward the end of fiscal year 2005 and into the first quarter of fiscal year 2006, we experienced softening in orders in some of our product areas. In response, we took actions to reduce our cost structure. During this time period, we also took actions to realize business synergies as a result of the acquisition of Inet.
     Business realignment credits of $0.2 million in the second quarter of fiscal year 2007 primarily resulted from settlement of a contractual obligation related to leased space. For the first two quarters of fiscal year 2007, business realignment costs of $2.4 million included severance and related costs of $2.3 million for 18 employees and $0.1 million for contractual obligations, primarily to realize business synergies as a result of the acquisition of Inet and to manage our cost structure. We expect to realize future annual salary cost savings from actions taken in the first two quarters of fiscal year 2007. At November 25, 2006, liabilities of $3.5 million remained for employee severance and related benefits for 41 employees.

     Activity for the above described actions during the first two quarters of fiscal year 2007 was as follows:

		Costs
	Balance	Incurred			Balance
	May 27,	and Other	Cash	Non-cash	Nov. 25,
(In thousands)	2006	Adjustments	Payments	Adjustments	2006

Fiscal Year 2007 Actions:
Employee severance and related benefits	$—	$2,109	$(752)	$26	$1,383
Contractual obligations	—	302	(301)	—	1
Accumulated currency translation loss, net	—	(5)	—	5	—

Total	—	2,406	(1,053)	31	1,384

Fiscal Year 2006 Actions:
Employee severance and related benefits	4,867	149	(3,274)	—	1,742

Total	4,867	149	(3,274)	—	1,742

Fiscal Year 2005 Actions:
Employee severance and related benefits	11	—	(11)	—	—

Total	11	—	(11)	—	—

Fiscal Year 2004 Actions:
Employee severance and related benefits	613	33	(228)	—	418

Total	613	33	(228)	—	418

Fiscal Year 2003 Actions:
Employee severance and related benefits	3	(3)	—	—	—
Contractual obligations	511	(216)	(265)	—	30

Total	514	(219)	(265)	—	30

Total of all actions	$6,005	$2,369	$(4,831)	$31	$3,574

Critical Accounting Estimates
     We have identified the “critical accounting estimates” that are most important to our portrayal of the financial condition and operating results and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses include share-based compensation, revenue recognition, contingencies, goodwill and intangible asset valuation, pension plan assumptions, and the valuation of deferred income taxes and income tax contingencies.
  Share-based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Beginning May 28, 2006, the first day of fiscal year 2007, Tektronix adopted the provisions of SFAS No. 123R under the modified prospective transition method using the Black-Scholes option pricing model. In accordance with this transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123R. The Black-Scholes valuation model includes subjective and complex assumptions for expected life, risk-free interest rate, volatility, and dividend yields. Expected life is the weighted average length of time that options are outstanding before they are exercised. Historic exercise behavior, vesting periods and the weighted average remaining contractual life of outstanding options are all considered in the calculation of expected life. The risk-free interest rates are equal to the U.S. Treasury yield curve rates, of the same expected life, at grant. Stock price volatility for Tektronix is based on historic volatility and is calculated using weekly stock prices for a time period similar to the expected life of the option being valued. An increase to the expected life, risk-free interest rates, or the stock price volatility assumptions will all result in an increase to the Black-Scholes valuation and could have a material impact to the results of operations. Based on past and expected future share-based compensation deductions, we believe we will have the ability to recognize tax benefits associated with the majority of our share-based compensation for the foreseeable future. See Note 5 “Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for additional information on this adoption and a description of the effects on our results of operations and financial position.
  Revenue Recognition
     We recognize product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collection is probable. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. These criteria are met for the majority of our product sales at the time the product is shipped. Upon shipment, we also provide for estimated costs that may be incurred for product warranties and for sales returns. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.
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
     As of November 25, 2006, $11.2 million of contingencies were recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $5.0 million of contingencies relating to the sale of the Color Printing and Imaging Division (“CPID”), $4.7 million for environmental exposures, and $1.5 million for other contingent liabilities.
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
     As of November 25, 2006 and May 27, 2006, the balance of the contingencies related to the CPID disposition was $5.0 million. The continued deferral of this amount is associated with existing exposures for which Tektronix believes adequate evidence of resolution has not been obtained. Tektronix continues to monitor the status of the CPID related contingencies based on information received. If unforeseen events or circumstances arise subsequent to the balance sheet date, changes in the estimate of these contingencies would occur. Tektronix, however, does not expect such changes to be material to the financial statements.
     Included in contingent liabilities was $4.7 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus. The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site. We believe that the recorded liability represents the low end of a reasonable range of estimated liability associated with these environmental issues.
     Tektronix has received approval of a work plan and risk assessment for a feasibility study from the Department of Environmental Quality. Based on a preliminary feasibility study received in the second quarter of the current fiscal year, the low end of the estimated range was increased from $2.0 million to $4.7 million and the high end of the estimated range was increased from $10.0 million to $10.9 million. This increase to the low end of the reasonable range of estimated liability resulted in an additional expense of $2.7 million during the second quarter ended November 25, 2006. These costs are expected to be incurred over the next several years. We expect to finalize the feasibility study during fiscal year 2007, the result of which could change our estimate of the liability. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability.
     The remaining $1.5 million of contingency accruals included amounts primarily related to intellectual property, employment issues, and regulatory matters. If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from the above described estimates of contingencies.

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
  Goodwill and Intangible Assets
     During the second quarter of fiscal year 2007, Tektronix performed its annual impairment analysis of goodwill and nonamortizable intangible assets and identified no impairment.
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, we do not amortize goodwill and intangible assets with indefinite useful lives, but we amortize other acquisition related intangibles with finite useful lives.
     SFAS No. 142 requires goodwill not to be amortized, but to be reviewed for impairment annually and more frequently if events or circumstances indicate that the goodwill may be impaired. The impairment test uses a two-step process. The first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then the second step is performed to determine the amount of impairment loss, if any. As of November 25, 2006, the balance of goodwill, net was $307.0 million, which was recorded on the Condensed Consolidated Balance Sheets. The major component of the goodwill balance was $219.7 million resulting from the Inet acquisition.
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

     We do not amortize intangible assets with indefinite useful lives. However, we reevaluate these intangible assets each reporting period. If we subsequently determine that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. We review nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of November 25, 2006 resulted primarily from the Inet acquisition during the second quarter of fiscal year 2005. The nonamortizable intangible assets were recorded at their fair values as of the acquisition date and no events or circumstances have arisen that would indicate that the nonamortizable intangible assets may be impaired.
     As of November 25, 2006, $75.4 million of non-goodwill intangible assets were recorded in Other long-term assets on the Condensed Consolidated Balance Sheets, which includes intangible assets from the acquisition of Inet, acquired patent intangibles and licenses for certain technology.
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
     No contributions have been made to the pension plans in fiscal year 2007. Depending on the future market performance of the pension plan assets, Tektronix may make cash contributions to the plans in the future.
     We will continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and will make adjustments to the assumptions as appropriate. Net periodic benefit cost was $4.0 million and $8.0 million in the second quarter and first two quarters of fiscal year 2007, respectively, which included the effect of the recognition of service cost, interest cost, the expected return on plan assets, and amortization of a portion of the unrecognized loss noted above. Net pension expense was allocated to Cost of sales, Research and development, and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
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
     Judgment is also applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. At the end of fiscal year 2005, we maintained a valuation allowance against certain deferred tax assets, primarily foreign tax credit carryforwards. During fiscal year 2006, we were able to utilize the majority of these foreign tax credit carryforwards due to the financial results in various geographies and identified tax planning strategies. As of November 25, 2006, a valuation allowance of $1.7 million was maintained for certain foreign net operating loss and credit carryforwards because we do not expect to have significant taxable income in the relevant jurisdiction in future periods to realize the benefit of these deferred tax assets. We have not established valuation allowances against other deferred tax assets based on identified tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

RESULTS OF OPERATIONS

	Fiscal quarter ended			Two fiscal quarters ended
	Nov. 25,	Nov. 26,	%	Nov. 25,	Nov. 26,	%
(In thousands, except per share amounts)	2006	2005	Change	2006	2005	Change

Orders	$302,193	$256,910	18%	$557,592	$502,425	11%

Net sales	272,789	253,396	8%	540,902	488,456	11%
Cost of sales	113,493	101,171	12%	218,256	200,274	9%

Gross profit	159,296	152,225	5%	322,646	288,182	12%

Gross margin	58.4%	60.1%		59.6%	59.0%

Research and development expenses	49,012	45,673	7%	99,881	89,278	12%
Selling, general and administrative expenses	84,164	73,103	15%	164,037	141,668	16%
Acquisition related costs and amortization	1,369	2,095	(35)%	2,840	5,531	(49)%
Business realignment costs (credits)	(227)	1,880	*	2,369	4,361	(46)%
Loss (gain) on disposition of assets, net	(33)	23	*	521	27	>100%

Operating income	25,011	29,451	(15)%	52,998	47,317	12%
Interest income	4,263	2,888	48%	8,933	5,980	49%
Interest expense	(83)	(146)	(43)%	(182)	(243)	(25)%
Other non-operating expense, net	(1,597)	(1,993)	(20)%	(2,608)	(2,979)	(12)%

Earnings before taxes	27,594	30,200	(9)%	59,141	50,075	18%
Income tax expense	7,997	10,322	(23)%	19,431	16,029	21%

Net earnings from continuing operations	19,597	19,878	(1)%	39,710	34,046	17%
Gain (loss) from discontinued operations, net of income taxes	(4)	17	*	3	(65)	*

Net earnings	$19,593	$19,895	(2)%	$39,713	$33,981	17%
				x

Earnings per share:
Continuing operations – basic	$0.24	$0.24	0%	$0.49	$0.41	20%
Continuing operations – diluted	$0.24	$0.24	0%	$0.48	$0.40	20%

Discontinued operations – basic and diluted	$—	$—	—	$—	$—	—

Net earnings – basic	$0.24	$0.24	0%	$0.49	$0.41	20%
Net earnings – diluted	$0.24	$0.24	0%	$0.48	$0.40	20%

*	not meaningful

Second Quarter and First Two Quarters of Fiscal Year 2007 Compared to the Second Quarter and First Two Quarters of Fiscal Year 2006
Executive Summary
     The second quarter of fiscal year 2007 reflected a steady market environment in our Instruments Business. Instruments Business orders for the second quarter of fiscal year 2007 grew 20% over the same quarter of the prior fiscal year driven by a significant digital design win and strong demand for new products. For the second quarter of the current fiscal year, Communications Business orders grew 7% year over year. The order growth rate slowed modestly due to the timing of some large orders, delays in capital expenditures by telecommunications carriers and network equipment manufacturers, and the timing of new installations. Total orders for the second quarter of fiscal year 2007 increased 18% year over year. Sales increased 8% compared to the same quarter in the prior fiscal year due to the higher level of orders. Earnings remained virtually flat compared to the second quarter of the prior fiscal year due to higher gross profit and non-operating income and lower income tax expense largely offset by recognition of share-based compensation expense in the current quarter, but not in the same quarter last fiscal year, and increased operating expenses related to the higher level of business.
Orders
     The following table presents orders from Instruments Business and Communications Business:

	Fiscal quarter ended			Two fiscal quarters ended
	Nov. 25,	Nov. 26,	%	Nov. 25,	Nov. 26,	%
(In thousands)	2006	2005	Change	2006	2005	Change

Instruments business	$248,096	$206,484	20%	$446,375	$381,255	17%
Communications business	54,097	50,426	7%	111,217	121,170	(8)%

Total orders	$302,193	$256,910	18%	$557,592	$502,425	11%

     Beginning with the first quarter of fiscal year 2007, Instruments Business service orders and Maxtek Components Corporation (“Maxtek”) orders are included in reported orders for Instruments Business. Maxtek is a wholly-owned subsidiary of Tektronix which manufactures sophisticated hybrid circuits for internal use and for external sale. Accordingly, prior fiscal year comparative periods have been adjusted to reflect orders under this same definition.
     During the second quarter of fiscal year 2007, orders increased by $45.3 million, or 18%, from the same quarter last fiscal year. Instruments Business orders increased $41.6 million, or 20%, and Communications Business orders increased $3.7 million, or 7%, compared to the same quarter last fiscal year. The change in the value of the U.S. Dollar relative to other currencies resulted in a $1.2 million increase in orders for the second quarter of the current fiscal year.
     During the first two quarters of fiscal year 2007, orders increased by $55.2 million, or 11%, from the same period last fiscal year. Instruments Business orders increased $65.1 million, or 17%, and Communications Business orders decreased $9.9 million, or 8%, compared to the first two quarters of last fiscal year. The change in the value of the U.S. Dollar relative to other currencies resulted in a $0.6 million increase in orders for the first two quarters of the current fiscal year.
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

     Instruments Business orders increased in the second quarter of fiscal year 2007 by $41.6 million, or 20%, compared to the same quarter in the prior fiscal year. This orders growth was primarily driven by a significant digital design win for logic analyzer products. Demand for new products in our oscilloscopes and spectrum analyzer product categories contributed additional year-over-year growth.
     During the first two quarters of fiscal year 2007, Instruments Business orders increased $65.1 million, or 17%, compared to the same period in the prior fiscal year. The increase was driven by the significant digital design win for logic analyzer products in the second quarter of the current fiscal year as well as demand for new products in our oscilloscopes and spectrum analyzer product categories. In addition, the growth rate was impacted by a relatively easy comparison to the first quarter of the prior fiscal year when we were still experiencing some market softness that had begun in the fourth quarter of fiscal year 2005.
Communications Business
     Orders for Communications Business products consist of cancelable customer commitments to purchase network management and diagnostic solutions with delivery scheduled generally within six months of being recorded. Large network management orders typically involve multiple deliverables which may be delivered over a period longer than six months and a few major contracts may be delivered over a period longer than one year. In addition, service renewal contracts, which are included in orders, typically have contract periods of one year. Revenue for these service orders is recognized ratably over the contract period. The unrecognized portion of Communications Business orders that have been billed is included in Deferred revenue on the Condensed Consolidated Balance Sheets.
     In the second quarter of fiscal year 2007, Communications Business orders increased $3.7 million, or 7%, compared to the same quarter last fiscal year. The timing of large individual orders can significantly impact the orders growth rate in this business in any single quarter. The orders growth in the second quarter of the current fiscal year was driven by increased orders for our network management solutions, partially offset by flat orders in our network diagnostics product category. We experienced lower orders growth than expected in this business primarily due to the timing of large orders and the timing of new installations. In the second quarter of the current fiscal year, we also observed delays in capital expenditures by some telecommunications carriers and network equipment manufacturers.
     During the first two quarters of fiscal year 2007, Communications Business orders declined $9.9 million, or 8%, compared to the same period in the prior fiscal year. The decline for the first two quarters of the current fiscal year was driven by a difficult comparison to the first quarter of last fiscal year when multiple large orders were recorded as well as the impact of large order timing and the timing of new installations mentioned above.
Orders by Region
     The following table presents total orders by region:

	Fiscal quarter ended			Two fiscal quarters ended
	Nov. 25,	Nov. 26,	%	Nov. 25,	Nov. 26,	%
(In thousands)	2006	2005	Change	2006	2005	Change

United States	$116,879	$95,723	22%	$213,073	$181,854	17%
International	185,314	161,187	15%	344,519	320,571	7%

Total orders	$302,193	$256,910	18%	$557,592	$502,425	11%

     For the second quarter of fiscal year 2007, orders in the United States and International increased 22% and 15%, respectively. In the United States, orders increased by $21.2 million compared to the same quarter in the prior fiscal year. The order growth was largely impacted by the significant digital design win for logic analyzer products and demand for new products in our spectrum analyzer product category, partially offset by declines in some product categories. Some of these declines are related to the timing of large orders. International orders increased $24.1 million in the second quarter of the current fiscal year primarily driven by demand for new products and the timing of some orders.

     During the first two quarters of fiscal year 2007, orders in the United States and International increased 17% and 7%, respectively. United States orders increased $31.2 million in the first two quarters of the current fiscal year compared to the same period in the prior fiscal year. The increase in orders was largely due to the significant digital design win for logic analyzer products in the second quarter of the current fiscal year, demand for new products, as well as a relatively easy comparison to the first quarter of last fiscal year. These favorable impacts were partially offset by the timing of large orders and the timing of new network management installations. International orders increased $24.0 million in the first two quarters of fiscal year 2007 driven by demand for new products, partially offset by the impact of a difficult comparison to the same period in the prior fiscal year. In the first quarter of last fiscal year, we received large orders in Europe for our network management products and those large orders did not repeat during the first half of this fiscal year.
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
     Consolidated net sales of $272.8 million in the second quarter of fiscal year 2007 increased by $19.4 million, or 8%, compared to the same quarter in the prior fiscal year. The increase in net sales in the second quarter of the current fiscal year was driven by the increase in orders, partially offset by an increase in backlog in the current quarter and a very slight decrease in backlog in the second quarter of last fiscal year.
     In the first two quarters of fiscal year 2007, consolidated net sales increased $52.4 million, or 11%, compared to the same period in the prior fiscal year. The increase in net sales during the first two quarters of the current fiscal year was driven by the increase in orders, offset slightly by a greater backlog increase in the first two quarters of the current fiscal year compared to the same period in the prior fiscal year.
     Instruments Business net sales of $205.3 million in the second quarter of fiscal year 2007 increased $13.0 million, or 7%, compared to the same quarter in the prior fiscal year. Communications Business net sales of $67.5 million in the second quarter of fiscal year 2007 increased $6.4 million, or 10%, compared to the same quarter in the prior fiscal year.
     For the first two quarters of fiscal year 2007, Instruments Business net sales of $403.5 million increased $33.8 million, or 9%, compared to the same period in the prior fiscal year. Communications Business net sales of $137.4 million for the first two quarters of fiscal year 2007 increased $18.6 million, or 16%, compared to the same period in the prior fiscal year.
     Large network management orders may be delivered over a period longer than six months and a few major contracts may be delivered over a period longer than one year. The timing of revenue recognition related to these contracts can impact the sales growth rate in Communications Business in any single quarter, however, the impact on the sales growth rate may not be of the same magnitude or in the same direction as the orders growth rate.

Gross Profit and Gross Margin
     Gross profit for the second quarter of fiscal year 2007 was $159.3 million, an increase of $7.1 million, or 5%, from gross profit of $152.2 million for the same quarter last fiscal year. For the first two quarters of fiscal year 2007, gross profit was $322.6 million, an increase of $34.4 million, or 12%, from gross profit of $288.2 million for the same period last fiscal year. The increase in gross profit for the second quarter and for the first two quarters of fiscal year 2006 was primarily attributable to the increase in sales volume described above.
     Gross margin is the measure of gross profit as a percentage of net sales. Gross margin is affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments, and other costs such as warranty repair and sustaining engineering. Gross margin for the second quarter of fiscal year 2007 and the second quarter of last fiscal year was 58.4% and 60.1%, respectively. Gross margin for the first two quarters of fiscal year 2007 was 59.6%, an increase of 0.6 points versus gross margin of 59.0% in the same period last fiscal year.
     The increase in gross profit of $7.1 million was primarily attributable to the increase in sales volume, partially offset by lower gross margin in the current quarter relative to the same quarter in the prior fiscal year. The lower gross margin in the current quarter was primarily the result of revenue recognition of a higher percentage of lower margin initial installations in our network management business as well as a shift in the mix of oscilloscope products shipped and the impact of the timing of expenses between quarters. The unfavorable impact of these items was somewhat tempered by the favorable volume impact of relatively fixed costs such as the amortization of acquisition related intangibles on a higher level of sales.
     The $34.4 million increase in gross profit for the first two quarters of fiscal year 2007 as compared to the same period of the prior fiscal year was primarily attributable to the increase in sales volume. In addition, the gross margin for the first two quarters increased slightly compared to the same period last fiscal year. The increase in gross margin was largely driven by the favorable volume impact of some relatively fixed cost categories on a higher level of sales partially offset by a less favorable mix of products shipped or recognized as revenue in the first two quarters of the current fiscal year and by the timing of some expenses between quarters.
Operating Expenses
     Operating expenses include research and development expenses; selling, general and administrative expenses; business realignment costs or credits; acquisition related costs and amortization; and net gains or losses from the sale of fixed assets. Each of these categories of operating expenses is discussed further below. A portion of our expenses will increase as a result of inflation and annual labor-related cost increases. Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure. Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat, or declining.
     Research and development (“R&D”) expenses are incurred for the digital design and testing of new products, technologies and processes, including pre-production prototypes, models, and tools. Such costs include labor and employee benefits, contract services, materials, equipment, and facilities. R&D expenses increased $3.3 million, or 7%, during the second quarter of fiscal year 2007 as compared to the same quarter last fiscal year, and increased by $10.6 million, or 12%, during the first two quarters of fiscal year 2007 as compared to the same period last fiscal year.
     The increase of $3.3 million in the second quarter of fiscal year 2007 was due to the recognition of share-based compensation expense, the impact of annual salary increases, and increases in other spending to support higher levels of business and new product activities, partially offset by a change in timing of recognition of some benefits expenses.
     The increase of $10.6 million during the first two quarters of fiscal year 2007 was primarily due to the recognition of share-based compensation expense, the impact of annual salary increases, and increases in other spending to support higher levels of business and new product activities.

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
     Selling, general and administrative (“SG&A”) expenses increased $11.1 million, or 15%, in the current quarter as compared to the same quarter last fiscal year. The increase was driven by the recognition of share-based compensation expense, additional headcount and other spending related to higher business levels and new product activities, and the impact of annual salary increases.
     During the first two quarters of the current fiscal year, SG&A expenses increased by $22.4 million, or 16%, as compared to the same period last fiscal year. The increase for the first two quarters of fiscal year 2007 was primarily due to the recognition of share-based compensation expense, additional headcount and other spending related to higher levels of business and new product activities, and the impact of annual salary increases.
     Acquisition related costs and amortization are incurred as a direct result of the integration of significant acquisitions. Acquisition related costs were $1.4 million for the second quarter of fiscal year 2007 and $2.8 million for the first two quarters of fiscal year 2007. These costs primarily related to the acquisition of Inet in fiscal year 2005. Virtually all of this expense was for amortization of intangible assets. For additional information on the amortization of acquisition related intangible assets see the “Acquisitions” section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     During the second quarter of fiscal year 2007, we incurred business realignment credits of $0.2 million primarily resulting from settlement of a contractual obligation related to leased space. For the first two quarters of fiscal year 2007, we incurred business realignment costs of $2.4 million primarily related to actions taken to realize synergies between businesses as a result of the acquisition of Inet and to manage our cost structure. For a full description of the components of business realignment costs please refer to the “Business Realignment Costs” section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 8 “Business Realignment Costs” of Notes to Condensed Consolidated Financial Statements (Unaudited) of Item 1 Financial Statements.
     The net gain on disposition of assets was insignificant for the second quarter of fiscal year 2007. For the first two quarters of fiscal year 2007, the net loss on disposition of assets, net was $0.5 million, primarily related to accelerated depreciation on a facility that we expect to exit. The loss on disposition of assets in the second quarter and first two quarters of the prior fiscal year was insignificant.
Non-Operating Income / Expense
     Interest income during the second quarter and first two quarters of fiscal year 2007 increased $1.4 million and $3.0 million, respectively, as compared to the same period last fiscal year. The increase in interest income was due to a higher average balance of cash and investments and a higher yield.
     Interest expense during the second quarter and first two quarters of fiscal year 2007 was minimal and did not change significantly from the same period in the prior fiscal year.
     Other non-operating expense, net in the amount of $1.6 million in the second quarter of fiscal year 2007 decreased by $0.4 million as compared to the same quarter of last fiscal year. The decrease in expense was largely attributable to currency gains in the current fiscal year compared to currency losses in the prior fiscal year and gains on sale of equity securities in the current quarter, partially offset by an increase in the accrual of reserves related to planned environmental remediation activity. For the first two quarters of fiscal year 2007, Other non-operating expense, net was $2.6 million as compared to $3.0 million in the same period during the prior fiscal year. The decrease in expense was largely due to currency gains in the current fiscal year compared to currency losses in the prior fiscal year and other gains, partially offset by the increase in the environmental reserve.

Income Taxes
     Income tax expense for the second quarter and first two quarters of fiscal year 2007 was $8.0 million and $19.4 million, respectively. The effective tax rates on earnings before taxes from continuing operations for the second quarter and first two quarters of fiscal year 2007 were 29.0% and 32.9%, respectively. During the second quarter of fiscal year 2007, we began to add tax exempt municipal bonds to our investment portfolio and implemented a tax strategy to permanently reinvest a portion of certain foreign subsidiary earnings outside of the United States. Both items contributed to the lower tax rate in the second quarter of fiscal year 2007.
     In December 2006, the Tax Relief and Health Care Act of 2006 was enacted. This legislation included an extension of the research credit, effective for amounts paid or incurred from January 1, 2006 through December 31, 2007. This legislation will result in a significant tax benefit being recognized in the third quarter of the current fiscal year for the amount of the research credits generated from January 1, 2006 through the end of the second quarter of fiscal year 2007. Research credits generated in the third and fourth quarters of fiscal year 2007 will be reflected in the computation of the estimated annual effective tax rate.
Discontinued Operations
     Gain (loss) from discontinued operations was insignificant in the second quarter of the current and prior fiscal years and for the first two quarters of both fiscal years.
Net Earnings
     For the second quarter of fiscal year 2007, we recognized net earnings of $19.6 million as compared to net earnings of $19.9 million for the same quarter last fiscal year. Earnings remained virtually flat compared to the second quarter of the prior fiscal year due to higher gross profit and non-operating income and lower income tax expense largely offset by recognition of share-based compensation expense in the current quarter, but not in the same quarter last fiscal year, and increased operating expenses related to the higher level of business.
     For the first two quarters of fiscal year 2007, we recognized consolidated net earnings of $39.7 million, an increase of $5.7 million from net earnings of $34.0 million for the first two quarters of the same period last fiscal year. The increase in net earnings was due to higher gross profit and non-operating income, partially offset by recognition of share-based compensation expense, higher operating expense, and income tax expense.
Earnings Per Share
     For the second quarter, earnings per share were the same as the second quarter of the prior fiscal year. Slightly lower earnings were offset by slightly lower average shares outstanding.

Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
     Cash Flows. The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	Two fiscal quarters ended
(In thousands)	Nov. 25, 2006	Nov. 26, 2005

Cash provided by (used in):

Operating activities	$61,673	$11,580
Investing activities	(70,983)	91,103
Financing activities	(51,506)	(95,420)
Operating Activities. Cash provided by operating activities was $61.7 million for the first two quarters of fiscal year 2007 as compared to cash provided by operating activities of $11.6 million for the first two quarters of fiscal year 2006. Cash provided by operating activities is net earnings adjusted for certain non-cash items and changes in assets and liabilities.
     During the first two quarters of fiscal year 2007, operating cash flows resulted primarily from the net income generated during the period, an increase in accounts payable and accrued liabilities, deferred revenue, and the positive impact of non-cash items reflected in net income such as depreciation and amortization expense, amortization of acquisition related intangible assets, and share-based compensation expense. The adoption of SFAS No. 123R beginning May 28, 2006 resulted in share-based compensation expense of $9.9 million for the first two quarters of this fiscal year. Net cash provided by operating activities was reduced by increases in accounts receivable, inventories, and other current assets, and decreases in accrued compensation resulting from payment of prior fiscal year incentives.
     During the first two quarters of fiscal year 2006, operating cash flows primarily resulted from the net income generated during the period, as well as the positive impact of non-cash items reflected in net income such as depreciation and amortization expense, amortization of acquisition related intangible assets, and the write off of in-process research and development. Net cash provided by operating activities was reduced primarily by the contributions made to our defined benefit plans, increases in accounts receivable, and decreases in accrued compensation resulting from payment of prior fiscal year incentives.
     Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
Investing Activities. Net cash used in investing activities was $71.0 million for the first two quarters of fiscal year 2007 as compared to cash provided by investing activities of $91.1 million for the first two quarters of fiscal year 2006. Cash flows from our investing activities were the result of purchasing and selling marketable investments, and acquisition of property, plant and equipment. During the second quarter of fiscal year 2007, tax exempt municipal bonds were added to the marketable investments portfolio.
     For the first two quarters of fiscal year 2007, net cash of $59.0 million was used for the purchases and sales of marketable investments. For the first two quarters of fiscal year 2006, marketable investments were sold, providing cash of $117.5 million which was primarily used to fund contributions to the U.S. Cash Balance pension plan and to repurchase Tektronix common stock.

Financing Activities. Cash used in financing activities was $51.5 million and $95.4 million for the first two quarters of fiscal years 2007 and 2006, respectively. Cash flows from our financing activities were primarily the result of repurchases of Tektronix common stock and dividend payments, partially offset by proceeds from employee stock plans.
     For the first two quarters of fiscal years 2007 and 2006, cash used for the repurchase of Tektronix common stock was $50.2 million and $96.0 million, respectively. For the first two quarters of the current fiscal year, 1.7 million shares of Tektronix common stock were repurchased at an average price of $28.70 per share. In the first two quarters of fiscal year 2006, 4.0 million shares of common stock were repurchased at an average price of $24.05 per share.
     The above noted repurchases of Tektronix common stock were made under authorizations totaling $1.25 billion approved by the Board of Directors. The authority to purchase common stock on the open market or through negotiated transactions included authorizations of $550.0 million in fiscal year 2000, $400.0 million in fiscal year 2005, and $300.0 million in the second quarter of fiscal year 2007. As of November 25, 2006, our cumulative repurchases totaled $768.2 million for 31.5 million shares at an average price of $24.36 per share. The reacquired shares were immediately retired, in accordance with Oregon corporate law. As of November 25, 2006, $481.8 million remained open under these authorizations.
     Proceeds from employee stock plans were $7.9 million and $10.4 million for the first two quarters of fiscal years 2007 and 2006, respectively.
     Dividend payments were $9.9 million and $10.1 million for the first two quarters of fiscal years 2007 and 2006, respectively.
     Subsequent to the second quarter of fiscal year 2007, on December 14, 2006, Tektronix declared a quarterly cash dividend of $0.06 per share for the third quarter of fiscal year 2007. The dividend is payable on January 22, 2007 to shareholders of record at the close of business on January 5, 2007. Tektronix may or may not pay dividends in the future and, if dividends are paid, Tektronix may pay more or less than $0.06 per share per quarter.
     At November 25, 2006, we maintained unsecured bank credit facilities totaling $78.6 million, of which $64.7 million was unused. These facilities do not have an expiration date or a fixed interest rate. In addition, no covenants are required by the banks.

Working Capital
     The following table summarizes working capital as of November 25, 2006 and May 27, 2006:

(In thousands)	Nov. 25, 2006	May 27, 2006

Current assets:
Cash and cash equivalents	$155,918	$215,587
Short-term marketable investments	115,035	121,346
Trade accounts receivable, net of allowance for doubtful accounts of $3,709 and $3,079, respectively	196,044	174,599
Inventories	162,350	156,351
Other current assets	77,499	69,002

Total current assets	706,846	736,885

Current liabilities:
Accounts payable and accrued liabilities	142,700	133,323
Accrued compensation	68,304	71,718
Deferred revenue	89,033	66,677

Total current liabilities	300,037	271,718

Working capital	$406,809	$465,167

     Working capital decreased in the first two quarters of fiscal year 2007 by $58.4 million. Current assets decreased in these quarters by $30.0 million. Accounts receivable increased $21.4 million, reflecting both the timing of sales later in the quarter and the timing of revenue recognition. Inventories increased $6.0 million in the first two quarters of the current year, primarily related to new product activities and longer in-process times within the Communications Business. Other current assets increased $8.5 million primarily due to the timing of payments for software licenses, property taxes and insurance, which will be amortized ratably. In addition, a note receivable was reclassified from long-term to current, as it will become due in the second quarter of fiscal year 2008.
     Current liabilities increased $28.3 million, primarily from increases in deferred revenue. Deferred revenue increased $22.4 million, largely as a result of Communications Business product sales. Accounts payable and accrued liabilities increased $9.4 million, primarily for income taxes payable. Accrued compensation decreased $3.4 million, largely related to the payment of fiscal year 2006 annual incentive compensation and commissions, offset by similar accruals for the first two quarters of fiscal year 2007.
     Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above. Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions, capital expenditures, and contractual obligations through fiscal year 2007.
     Subsequent to the second quarter of fiscal year 2007, on November 27, 2006, Tektronix acquired Minacom, a leading provider of active probe test solutions used by telecommunications carriers, cable multi-system operators, wireless and voice over internet protocol providers worldwide. The purchase price was approximately $27.0 million plus certain assumed liabilities. The purchase price allocation is currently in process.

Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. Prior to May 28, 2006, Tektronix accounted for stock options according to Accounting Principles Board Opinion (“APB”) No. 25. Under APB No. 25, no compensation expense was recognized on Tektronix’ consolidated financial statements upon issuance of employee stock options because the exercise price of the options equaled the market price of the underlying stock on the date of grant. On May 28, 2006, Tektronix adopted SFAS No. 123R. See Note 5 “Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for a description of the effects on Tektronix’ results of operations and financial position.
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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. Tektronix will be required to adopt this statement for the current fiscal year ending May 26, 2007. Management is currently evaluating the requirements of SFAS No. 158 and has not yet determined the impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Financial Market Risk
     Tektronix is exposed to financial market risks, including interest rate and foreign currency exchange rate risks.
     Tektronix maintains a short-term and long-term investment portfolio consisting of asset backed securities, corporate notes and bonds, fixed rate commercial paper, mortgage securities, municipal bonds, and U.S. Treasury and agency notes. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of November 25, 2006 would reduce the market value by $1.8 million, which would be reflected in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets until sold.
     Tektronix is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Tektronix’ policy is to only enter into derivative transactions when Tektronix has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At November 25, 2006, a 10% adverse movement in exchange rates would result in a $3.8 million loss on Euro, British Pound, and Japanese Yen forward contracts with a notional amount of $37.6 million.
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

Competition is intense, may intensify and could result in the loss of market share, reduced margins, and increased downward pricing pressure.
     We compete with a number of companies in specialized areas of other test and measurement products and one large broad line measurement products supplier, Agilent Technologies, Inc. Other competitors include Anritsu Corporation, Catapult Communications Corporation, Harris Corporation, JDS Uniphase Corporation, LeCroy Corporation, NetHawk Group, Radcom Ltd., Rohde & Schwarz, Spirent Communications, Yokogawa Electric Corporation, and many other smaller companies. In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability, and price. Some of our competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which we compete. We face pricing pressures that may have an adverse impact on our earnings. If we are unable to compete effectively on these and other factors, it could have a material adverse effect on our results of operations, financial condition, or cash flows. In addition, we enjoy a leadership position in various core product categories, and continually develop and introduce new products designed to maintain that leadership, as well as to penetrate new markets. Failure to develop and introduce new products that maintain a leadership position or that fail to penetrate new markets may adversely affect operating results.
We obtain various key components, services and licenses from sole and limited source suppliers that could result in failure to meet critical product and delivery schedules and adversely affect our results of operations.
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
     Large orders, particularly for network management, typically involve multiple deliverables which may be delivered over an extended period of time greater than the usual six months for our other products. The timing of revenue recognition related to these contracts can impact the sales growth rate in the Communications Business in any single quarter, but the impact on the sales growth rate may not be of the same magnitude or in the same direction as the orders growth rate. Additionally, revenue from a significant portion of our network management solution products is typically recognized upon the completion of system installation or customer acceptance. Delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time. Changes or delays in the implementation or customer acceptance of our products, including but not limited to network management, could harm our financial results.

     There are additional product risks associated with sales of the network management products. Sales of our network management products often involve large contracts and custom development criteria. Because a significant portion of our total sales on a quarterly basis is derived from projects requiring explicit acceptance by the customer, product installation and/or development delays could materially harm our financial results for a particular period. Additionally, we may be subject to penalties or other customer claims for failure to meet contractually agreed upon milestones or deadlines, which could include cancellation of an order and impairment of the associated inventory.
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
A significant portion of our revenue is from international customers, and, as a result, our business may be harmed by political and economic conditions in foreign markets and the challenges associated with operating internationally.
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
Failure to maintain and protect our intellectual property and the intellectual property licensed from others could adversely affect our operations and financial condition.
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

Failure to comply with environmental regulations could result in suspension of production and could restrict our ability to expand facilities.
     We are subject to a variety of federal, state, local, and foreign environmental regulations relating to the use, storage, discharge, and disposal of hazardous chemicals used during our manufacturing process.
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
Our defined benefit pension plans are subject to financial market risks and significant changes in market interest rates could adversely impact our operating results.
     Our defined benefit pension plan obligations are affected by changes in market interest rates and the majority of plan assets are invested in publicly traded debt and equity securities, which are affected by market risks. Significant changes in market interest rates, decreases in the fair value of plan assets, and investment losses on plan assets may adversely impact our operating results. See “Critical Accounting Estimates — Pension Plans” in Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I of this Form 10-Q above for additional discussion.
Our reported results of operations will be materially and adversely affected by our adoption of SFAS No. 123R.
     On May 28, 2006 Tektronix adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R under the modified prospective method using the Black-Scholes option pricing model as described in the statement. Under this accounting standard, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which resulted in substantial additional compensation expense. As a result, the adoption of SFAS No. 123R had a material impact on Tektronix’ condensed consolidated financial statements for the first two quarters of fiscal year 2007 and is expected to continue to have a material effect on the consolidated financial statements in the foreseeable future. See Note 5 “Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for a description of the effects on our results of operations and financial position.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Tektronix common stock during the second quarter ended November 25, 2006 were as follows:

				Cumulative
				Number
				of Shares	Maximum Dollar
	Total	Average		Purchased as	Value of Shares
	Number	Price	Total	Part of Publicly	that May
	of Shares	Paid Per	Amount	Announced Plans	Yet Be
Fiscal Period	Purchased	Share	Paid	or Programs	Purchased

August 27, 2006 to September 23, 2006	57,600	$28.15	$1,621,632	31,244,079	$490,627,556
September 24, 2006 to October 21, 2006	85,600	29.17	2,497,268	31,329,679	488,130,288
October 22, 2006 to November 25, 2006	207,500	30.44	6,315,669	31,537,179	$481,814,619

Total	350,700	$29.75	$10,434,569

     Since the beginning of the share repurchase program, the above noted repurchases of Tektronix common stock were made under authorizations totaling $1.25 billion approved by the Board of Directors. The authority to purchase common stock on the open market or through negotiated transactions included authorizations of $550.0 million in fiscal year 2000, $400.0 million in fiscal year 2005, and $300.0 million in the second quarter of fiscal year 2007. The reacquired shares were immediately retired, in accordance with Oregon corporate law.
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

January 3, 2007	TEKTRONIX, INC.
	By	/s/ COLIN L. SLADE
Colin L. Slade
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Exhibit Description

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.