Form 10-Q
period 2007-02-24
TEKTRONIX INC
filed 2007-04-04
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 24, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
AT MARCH 24, 2007 THERE WERE 78,935,929 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
     (Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.

FORWARD-LOOKING STATEMENTS		1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Operations (Unaudited) — for the Fiscal quarter ended February 24, 2007 and the Fiscal quarter ended February 25, 2006

	for the Three fiscal quarters ended February 24, 2007 and the Three fiscal quarters ended February 25, 2006	2

	Condensed Consolidated Balance Sheets (Unaudited) — at February 24, 2007 and May 27, 2006	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) — for the Three fiscal quarters ended February 24, 2007 and the Three fiscal quarters ended February 25, 2006	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	44

Item 4.	Controls and Procedures.	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	45

Item 1A.	Risk Factors.	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	49

Item 6.	Exhibits.	49

SIGNATURES		50
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006

Net sales	$265,756	$262,105	$806,658	$750,561
Cost of sales	108,674	103,003	326,930	303,277

Gross profit	157,082	159,102	479,728	447,284
Research and development expenses	49,422	44,566	149,303	133,844
Selling, general and administrative expenses	83,715	76,347	247,752	218,015
Acquisition related costs and amortization	3,223	1,418	6,063	6,949
Business realignment costs	430	3,182	2,799	7,543
(Gain) loss on disposition of assets, net	(40)	54	481	81

Operating income	20,332	33,535	73,330	80,852
Interest income	3,970	3,381	12,903	9,361
Interest expense	(185)	(96)	(367)	(339)
Other non-operating expense, net	(1,574)	(933)	(4,182)	(3,912)

Earnings before taxes	22,543	35,887	81,684	85,962
Income tax expense	3,021	10,949	22,452	26,978

Net earnings from continuing operations	19,522	24,938	59,232	58,984

Gain from discontinued operations, net of income taxes	3,229	1,575	3,232	1,510

Net earnings	$22,751	$26,513	$62,464	$60,494

Earnings per share:
Continuing operations — basic	$0.24	$0.30	$0.73	$0.71
Continuing operations — diluted	$0.24	$0.30	$0.72	$0.70

Discontinued operations — basic and diluted	$0.04	$0.02	$0.04	$0.02

Net earnings — basic	$0.29	$0.32	$0.77	$0.73
Net earnings — diluted	$0.28	$0.32	$0.76	$0.72

Weighted average shares outstanding:
Basic	79,795	82,174	81,108	83,203
Diluted	81,301	83,319	82,720	84,065

Cash dividends declared per share	$0.06	$0.06	$0.18	$0.18
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	Feb. 24, 2007	May 27, 2006

ASSETS

Current assets:
Cash and cash equivalents	$124,379	$215,587
Short-term marketable investments	61,632	121,346
Trade accounts receivable, net of allowance for doubtful accounts of $3,097 and $3,079, respectively	173,179	174,599
Inventories	167,461	156,351
Other current assets	80,198	69,002

Total current assets	606,849	736,885

Property, plant and equipment, net	129,663	127,510
Long-term marketable investments	159,597	103,839
Goodwill, net	325,409	307,189
Pension asset	231,397	239,128
Other long-term assets	110,732	119,539

Total assets	$1,563,647	$1,634,090

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$146,512	$133,323
Accrued compensation	60,037	71,718
Deferred revenue	93,612	66,677

Total current liabilities	300,161	271,718

Deferred income taxes	49,063	65,935
Long-term liabilities	110,043	108,868

Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 79,303 and 83,719 shares at February 24, 2007 and May 27, 2006, respectively)	533,542	540,718
Retained earnings	546,383	620,465
Accumulated other comprehensive income	24,455	26,386

Total shareholders’ equity	1,104,380	1,187,569

Total liabilities and shareholders’ equity	$1,563,647	$1,634,090

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three fiscal quarters ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$62,464	$60,494
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	21,682	20,849
Amortization of acquisition related intangible assets	18,207	18,031
Share-based compensation expense	15,849	—
Write-off of in-process research and development	1,587	365
Loss on disposition of assets, net	481	81
Tax benefit of stock option exercises	—	3,184
Deferred income tax (benefit) expense	(17,360)	2,656
Gain from discontinued operations	(3,232)	(1,510)
(Gain) loss on sale of corporate equity securities	(815)	90
Changes in operating assets and liabilities, net of effects of acquisitions:
Trade accounts receivable, net	2,068	(12,100)
Inventories	(9,951)	(8,040)
Other current assets	(8,874)	10,706
Accounts payable and accrued liabilities	14,808	11,127
Accrued compensation	(11,705)	(15,507)
Deferred revenue	26,685	6,651
Cash funding of defined benefit plans	—	(48,339)
Other long-term assets and liabilities, net	(2,463)	(2,227)

Net cash provided by continuing operating activities	109,431	46,511
Net cash (used in) provided by discontinued operating activities	(34)	1,510

Net cash provided by operating activities	109,397	48,021

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(28,192)	(8,015)
Acquisition of property, plant and equipment	(22,098)	(29,449)
Proceeds from the disposition of property and equipment	127	1,304
Proceeds from sale of corporate equity securities	1,919	10
Proceeds from maturities and sales of marketable investments	155,130	155,960
Purchases of short-term and long-term marketable investments	(148,749)	(21,902)

Net cash (used in) provided by investing activities	(41,863)	97,908

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from employee stock plans	11,298	24,294
Repurchase of common stock	(159,281)	(106,337)
Dividends paid	(14,799)	(14,986)
Repayment of long-term debt	—	(280)
Tax benefit of share-based compensation	2,166	—

Net cash used in financing activities	(160,616)	(97,309)
Effect of exchange rate changes on cash	1,874	(2,748)

Net (decrease) increase in cash and cash equivalents	(91,208)	45,872
Cash and cash equivalents at beginning of period	215,587	131,640

Cash and cash equivalents at end of period	$124,379	$177,512

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
2. Financial Statement Presentation
     The condensed consolidated financial statements and notes thereto have been prepared by Tektronix without audit. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by Article 10 of Regulation S-X. The condensed consolidated financial statements include the accounts of Tektronix and its subsidiaries. Intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings. Tektronix’ definitions of materials and work in process have changed and amounts in Note 10 “Inventories” have been updated accordingly. Inventory now transfers from materials to work in process when it is used in production, whereas previously it had been considered work in process when available for production. Tektronix’ fiscal year is the 52 or 53 week period ending on the last Saturday in May. Fiscal years 2007 and 2006 are both 52 weeks long. Unless otherwise stated, all dates refer to Tektronix’ fiscal years and fiscal periods.
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
     Management believes that the condensed consolidated financial statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations, and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in Tektronix’ annual report on Form 10-K for the year ended May 27, 2006.

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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Tektronix will be required to adopt this statement by May 26, 2007, the end of fiscal year 2007.
     The impact of adopting SFAS No. 158 cannot be determined until the actuarial valuations are completed and the plan asset values are determined for the current year end as of May 26, 2007. But had SFAS No. 158 been effective as of May 27, 2006, Tektronix would have recorded an additional pension and other postretirement liability of $7.8 million, a reduction of pension asset of $238.5 million, and an additional accumulated other comprehensive loss of $161.0 million, net of tax.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Tektronix will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the consolidated financial statements.
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
     Earnings per share was calculated as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands, except per share amounts)	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006

Net earnings	$22,751	$26,513	$62,464	$60,494

Weighted average shares used for basic earnings per share	79,795	82,174	81,108	83,203
Incremental dilutive shares	1,506	1,145	1,612	862

Weighted average shares used for diluted earnings per share	81,301	83,319	82,720	84,065

Earnings per share:
Net earnings — basic	$0.29	$0.32	$0.77	$0.73
Net earnings — diluted	$0.28	$0.32	$0.76	$0.72
     Share-based awards for an additional 8.1 million and 5.0 million shares of common stock were outstanding for the third quarter ended February 24, 2007 and February 25, 2006, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.
     Share-based awards for an additional 8.2 million and 7.5 million shares of common stock were outstanding for the first three quarters ended February 24, 2007 and February 25, 2006, respectively, but were not included in the computation of diluted net earnings per share because their effect would have been antidilutive.

5. Share-Based Compensation
     On May 28, 2006, Tektronix adopted SFAS No. 123R using the modified prospective approach as described in the statement and has not restated prior year results. SFAS No. 123R requires that the fair value for share-based compensation be recognized as an expense over the service period that the awards are expected to vest. For awards granted prior to adoption of SFAS No. 123R, only the unvested portion, on the adoption date, will be recognized in net earnings over the remaining service period for those awards.
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
     The pro forma impact to both net earnings and earnings per share from calculating stock-related compensation cost consistent with the fair value alternative of SFAS No. 123 was as follows:

	Fiscal quarter ended	Three fiscal quarters ended
(In thousands, except per share amounts)	Feb. 25, 2006	Feb. 25, 2006

Net earnings as reported	$26,513	$60,494
Stock compensation cost included in net earnings as reported, net of tax expense of $373 and $874	883	2,050
Stock compensation cost using the fair value alternative, net of tax benefit of $1,927 and $6,083	(4,594)	(14,263)

Pro forma net earnings	$22,802	$48,281

Earnings per share:
Basic — as reported	$0.32	$0.73
Basic — pro forma	$0.28	$0.58

Diluted — as reported	$0.32	$0.72
Diluted — pro forma	$0.27	$0.57
      Impact of the Adoption of SFAS No. 123R
     The adoption of SFAS No. 123R compared to the prior accounting used for share-based compensation had the following impact to results reported for the third quarter and the first three quarters ended February 24, 2007 (in thousands, except per share amounts):

	Fiscal quarter ended February 24, 2007			Three fiscal quarters ended February 24, 2007
	Using	Adjustment		Using	Adjustment
	APB	for SFAS	As	APB	for SFAS	As
	No. 25	No. 123R	Reported	No. 25	No. 123R	Reported

Cost of sales	$108,251	$423	$108,674	$326,373	$557	$326,930
Research and development expenses	48,383	1,039	49,422	146,145	3,158	149,303
Selling, general, and administrative expenses	81,331	2,384	83,715	240,501	7,251	247,752
Operating income	24,178	(3,846)	20,332	84,296	(10,966)	73,330
Earnings before taxes	26,389	(3,846)	22,543	92,650	(10,966)	81,684
Net earnings	$25,662	$(2,911)	$22,751	$70,247	$(7,783)	$62,464

Earnings per share:
Basic	$0.32	$(0.03)	$0.29	$0.87	$(0.10)	$0.77
Diluted	$0.32	$(0.04)	$0.28	$0.85	$(0.09)	$0.76

Cash flows from operating activities	$49,222	$(1,498)	$47,724	$111,563	$(2,166)	$109,397
Cash flows from financing activities	$(110,608)	$1,498	$(109,110)	$(162,782)	$2,166	$(160,616)

     During the third quarter ended February 24, 2007, Tektronix recognized compensation expense of $3.4 million for stock options, $2.1 million for restricted shares, and $0.4 million for the employee stock purchase plan. For the first three quarters ended February 24, 2007, Tektronix recognized compensation expense of $9.9 million for stock options, $4.9 million for restricted shares, and $1.0 million for the employee stock purchase plan. As of February 24, 2007, $1.1 million of share-based compensation has been capitalized in inventory.
     Consistent with the fair value calculations used in prior years, Tektronix will continue to use the Black-Scholes valuation model to calculate the fair value for employee stock options. Expense for all share-based awards will be recognized on a straight-line basis, after adjustment for forfeitures in accordance with SFAS No. 123R. As of February 24, 2007, the total unrecognized compensation expense for outstanding awards was $65.2 million, which is expected to be recognized over the weighted average period of 2.56 years.
     Valuation Assumptions
     Tektronix uses the Black-Scholes valuation model to calculate the fair value for employee stock options. The Black-Scholes valuation model includes assumptions for expected life, risk-free interest rate, volatility, and dividend yields. Expected life is the weighted average length of time that options are outstanding before they are exercised. Historic exercise behavior, vesting periods, and the weighted average remaining contractual life of outstanding options are all considered in the calculation of expected life. The risk-free interest rates are equal to the U.S. Treasury yield curve rates, of the same expected life, at grant. Stock price volatility for Tektronix is based on historic volatility and is calculated using weekly stock prices for a time period similar to the expected life of the option being valued. The weighted average estimated fair values of options granted during the third quarters ended February 24, 2007 and February 25, 2006 were $8.59 and $9.69 per share, respectively. The weighted average estimated fair values of options granted for the first three quarters ended February 24, 2007 and February 25, 2006 were $8.64 and $9.29 per share, respectively.
     The weighted average assumptions used in the Black-Scholes model to estimate the fair values of options granted in the quarters ended February 24, 2007 and February 25, 2006 were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006

Expected life in years	4.2	5.1	4.2	5.1
Risk-free interest rate	4.76%	4.20%	4.75%	4.18%
Volatility	30.75%	31.42%	30.86%	31.55%
Dividend yield	0.84%	0.82%	0.83%	0.85%
      Stock Plans
     Tektronix maintains stock incentive plans for selected employees. As of February 24, 2007, there were 16.2 million shares reserved for all stock compensation, of which 11.4 million were reserved for issuance for outstanding options, 0.7 million for outstanding stock options converted in connection with the Inet acquisition, 0.9 million for the Employee Stock Purchase Plan, and 3.2 million available for future grants. Under the terms of the stock incentive plans, stock options are granted at an option price not less than the market value at the date of grant. Options granted generally vest over four years and expire ten years from grant date. Restricted shares are valued at market value as of the date of grant and generally vest over four years. In accordance with Oregon corporate law, Tektronix is not able to retain treasury shares of common stock and, as a result, all stock plan awards are settled with newly issued shares.

     Share-Based Payment Award Activity
     Stock option activity for the first three quarters ended February 24, 2007 was as follows:

			Weighted
	Number of	Weighted	Average	Aggregate
	Shares	Average	Remaining	Intrinsic Value
	(in thousands)	Exercise Price	Life (in years)	(in thousands)

Outstanding at May 28, 2006	11,934	$29.06
Granted	764	28.85
Exercised	(300)	20.23
Forfeited	(370)	36.40
Expired	—	—

Outstanding at February 24, 2007	12,028	$29.04	6.28	$40,254

Exercisable at February 24, 2007	8,903	$28.93	5.56	$38,361

     During the first three quarters ended February 24, 2007 and February 25, 2006, the total intrinsic value of options exercised was $2.8 million and $8.1 million, respectively. Tektronix realized a tax benefit of $2.2 million and $3.2 million from options exercised for the first three quarters ended February 24, 2007 and February 25, 2006, respectively.
     Restricted share activity for the first three quarters ended February 24, 2007 was as follows:

		Weighted
	Number of	Average
	Shares	Grant Date
	(in thousands)	Fair Value

Nonvested shares at May 28, 2006	948	$29.62
Granted	673	28.80
Vested	(220)	29.59
Forfeited	(33)	29.49

Nonvested shares at February 24, 2007	1,368	$29.22

     The total fair value of shares vested during the first three quarters ended February 24, 2007 was $6.2 million.
     Employee Stock Purchase Plan
     During 2001, Tektronix initiated the Employee Stock Purchase Plan (“ESPP”) allowing substantially all regular employees to purchase shares of Tektronix common stock through payroll deductions of up to 10% of their eligible compensation during a six-month period. Plan periods are from January 15 to July 14 and July 15 to January 14. The price an employee pays for the shares is 85% of the fair market value of Tektronix stock on the last day of the period. Under SFAS No. 123R the ESPP is classified as a liability award.
     During the quarters ended February 24, 2007 and February 25, 2006, employees purchased 165,938 and 188,389 shares, respectively, at a price of $24.52 and $20.90 per share, respectively. The total fair value for ESPP shares purchased was $0.7 million and $1.7 million in quarters ended February 24, 2007 and February 25, 2006, respectively.

6. Acquisitions
     Inet Acquisition
     During the second quarter of 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes primarily related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. See Note 5 “Acquisitions” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the year ended May 27, 2006 for additional information.
     As noted in the table below, $122.0 million of purchase price was allocated to intangible assets including developed technologies, customer relationships, covenants not to compete, and tradenames. $87.0 million of intangible assets purchased related to developed technologies such as hardware platform technology and architecture as well as software architecture and applications. These developed technologies were embedded as the core functionality of the product offering purchased in the acquisition. Management determined that these developed technologies were separable from the purchased entity and that they could be sold, transferred, or licensed. Therefore, the associated value was recognized apart from goodwill as amortizable intangible assets. The associated useful lives of these amortizable intangible assets were determined by management through analysis of the estimated revenues and underlying cash flows expected from these intangible assets including an assessment of broad technological changes and the competitive marketplace.
     The following table presents the details of the intangible assets purchased in the Inet acquisition as of February 24, 2007:

	(In years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net

Developed technologies	4.8	$87,004	$(44,695)	$42,309
Customer relationships	4.8	22,597	(11,644)	10,953
Covenants not to compete	4.0	1,200	(725)	475
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(57,064)	$64,889

     Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006

Cost of sales	$4,623	$4,623	$13,871	$13,871
Acquisition related costs and amortization	1,280	1,280	3,838	3,838

Total	$5,903	$5,903	$17,709	$17,709

     The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Operations as follows:

		Acquisition
		Related
	Cost of	Costs and
(In thousands)	Sales	Amortization	Total

Year
2007	$18,495	$5,117	$23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$56,180	$15,266	$71,446

     Minacom Acquisition
     On November 27, 2006, Tektronix acquired Minacom, a leading provider of active probe test solutions used by telecommunications carriers, cable multi-system operators, wireless and voice over internet protocol providers worldwide. The purchase price was approximately $27.3 million plus assumed liabilities of $1.2 million. The transaction was accounted for by the purchase method of accounting, and accordingly, the results of operations of Minacom have been consolidated in Tektronix’ financial statements from the date of acquisition. Pro forma comparative results of operations are not presented, as they do not materially differ from Tektronix’ reported results of operations.
7. Discontinued Operations
     Discontinued operations presented on the Condensed Consolidated Statements of Operations included the following:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006

Loss on sale of VideoTele.com in 2003 less applicable income tax benefit of $0, $0, $1 and $1)	$—	$—	$(1)	$(3)

Gain on sale of optical parametric test business in 2003 (less applicable income tax expense of $0, $491, $9 and $379)	—	913	16	705

Gain (loss) on sale of Gage in 2003 (less applicable income tax expense of $0, $326, $0 and $406)	—	608	(1)	756

Gain on sale of Color Printing and Imaging Division in 2000 (less applicable income tax expense of $1,739, $29, $1,732 and $28)	3,229	54	3,218	52

Gain from discontinued operations, net of income taxes	$3,229	$1,575	$3,232	$1,510

     During the third quarter of 2007, Tektronix recognized a $5.0 million pre-tax gain, in Discontinued operations related to the sale of the Color Printing and Imaging Division (“CPID”) in 2000. Recognition of this $5.0 million gain had previously been deferred as management did not believe that the conditions necessary to recognize this gain existed. During the current quarter, management determined that persuasive objective evidence supporting the recognition of the $5.0 million pre-tax gain existed, which included: a) a lack of claims activity associated with certain exposures underlying the contingencies, and b) analysis of the enforceability of potential claims related to this contingency, given the passage of time since the closing of the sale. See Note 17 “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements

and Supplementary Data in Part II of Tektronix’ Form 10-K for the year ended May 27, 2006 for additional information related to the sale of CPID.
8. Business Realignment Costs
     Business realignment costs represent actions to realign Tektronix’ cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels or related to significant acquisitions or divestitures. Business realignment actions taken in recent years were intended to reduce Tektronix’ worldwide cost structure across all major functions. Major operations impacted include manufacturing, engineering, sales, marketing, and administrative functions. In addition to severance, Tektronix incurred other costs associated with restructuring its organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Restructuring actions can take significant time to execute, particularly if they are being conducted in countries outside the United States. Management believes that the restructuring actions implemented in recent years have resulted in the cost savings anticipated for those actions.
     In previous years, business realignment costs have primarily been associated with the realignment of Tektronix’ cost structure in response to the dramatic economic decline experienced in the technology sector beginning in 2001, and continuing into 2003, as well as restructuring costs associated with the redemption of Sony/Tektronix Corporation. Prior to September 30, 2002, Tektronix and Sony Corporation (“Sony”) were equal owners of Sony/Tektronix Corporation (“Sony/Tektronix”), a joint venture originally established to distribute Tektronix products in Japan. During the second quarter of 2003, Tektronix acquired from Sony its 50% interest in Sony/Tektronix through redemption of Sony’s shares by Sony/Tektronix.
     Toward the end of 2005 and into the first quarter of 2006, Tektronix experienced softening in orders in some product areas. In response, Tektronix took actions to reduce its cost structure. During this time period, Tektronix also took actions to realize business synergies as a result of the acquisition of Inet.
     Business realignment costs of $0.4 million in the third quarter of 2007 primarily resulted from severance and related costs for residual activity in Europe. For the first three quarters of 2007, business realignment costs of $2.8 million included severance and related costs of $2.7 million for 20 employees and $0.1 million for contractual obligations, primarily to realize business synergies as a result of the acquisition of Inet and to manage Tektronix’ cost structure. Tektronix expects to realize future annual salary cost savings from actions taken in the first three quarters of 2007. At February 24, 2007, liabilities of $2.1 million remained for employee severance and related benefits for 38 employees.

     Activity for the above described actions during the first three quarters of 2007 was as follows:

		Costs
	Balance	Incurred			Balance
	May 27,	and Other	Cash	Non-cash	Feb. 24,
(In thousands)	2006	Adjustments	Payments	Adjustments	2007

2007 Actions:
Employee severance and related benefits	$—	$2,487	$(1,833)	$26	$680
Contractual obligations	—	303	(303)	—	—
Accumulated currency translation loss, net	—	4	—	(4)	—

Total	—	2,794	(2,136)	22	680

2006 Actions:
Employee severance and related benefits	4,867	117	(3,909)	(85)	990

Total	4,867	117	(3,909)	(85)	990

2005 Actions:
Employee severance and related benefits	11	—	(11)	—	—

Total	11	—	(11)	—	—

2004 Actions:
Employee severance and related benefits	613	107	(296)	—	424

Total	613	107	(296)	—	424

2003 Actions:
Employee severance and related benefits	3	(3)	—	—	—
Contractual obligations	511	(216)	(278)	—	17

Total	514	(219)	(278)	—	17

Total of all actions	$6,005	$2,799	$(6,630)	$(63)	$2,111

9. Marketable Investments
     Marketable investments are recorded at fair value with the resulting unrealized gains and temporary losses, net of tax, included in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets. Fair values of marketable investments are based on quoted market prices. During the second quarter of 2007, tax exempt municipal bonds were added to the marketable investments portfolio.
     Realized gains and losses on sales of marketable investments were insignificant for the third quarter and the first three quarters ended February 24, 2007 and February 25, 2006, respectively. Realized gains and losses on sales of marketable investments are included in Other non-operating expense, net on the Condensed Consolidated Statements of Operations.
     Short-term marketable investments held at February 24, 2007 consisted of:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Asset backed securities	$25,514	$56	$(149)	$25,421
U.S. Agencies	9,134	—	(58)	9,076
Municipal bonds	8,047	—	(3)	8,044
Certificates of deposit	7,797	3	(1)	7,799
Mortgage backed securities	6,286	2	(133)	6,155
Corporate notes and bonds	5,130	—	(28)	5,102
U.S. Treasuries	35	—	—	35

Short-term marketable investments	$61,943	$61	$(372)	$61,632

     Long-term marketable investments held at February 24, 2007 consisted of:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Municipal bonds	$85,751	$79	$(142)	$85,688
Asset backed securities	25,633	—	(380)	25,253
Mortgage backed securities	22,270	—	(744)	21,526
Corporate notes and bonds	17,085	—	(414)	16,671
U.S. Agencies	7,054	—	(157)	6,897
U.S. Treasuries	3,657	—	(95)	3,562

Long-term marketable investments	$161,450	$79	$(1,932)	$159,597

     Short-term marketable investments held at May 27, 2006 consisted of:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Asset backed securities	$40,071	$6	$(241)	$39,836
U.S. Agencies	27,340	—	(328)	27,012
Corporate notes and bonds	23,841	9	(67)	23,783
Commercial paper	21,568	—	—	21,568
Mortgage backed securities	6,802	—	(187)	6,615
Certificates of deposit	2,517	—	(2)	2,515
U.S. Treasuries	17	—	—	17

Short-term marketable investments	$122,156	$15	$(825)	$121,346

     Long-term marketable investments held at May 27, 2006 consisted of:

(In thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value

Asset backed securities	$37,595	$—	$(901)	$36,694
U.S. Agencies	13,561	—	(340)	13,221
Corporate notes and bonds	20,223	—	(686)	19,537
Mortgage backed securities	30,252	—	(1,305)	28,947
U.S. Treasuries	5,634	—	(194)	5,440

Long-term marketable investments	$107,265	$—	$(3,426)	$103,839

     Contractual maturities of long-term marketable investments as of February 24, 2007 will be as follows:

(In thousands)	Amortized Cost Basis

After 1 year through 5 years	$139,180
Mortgage backed securities	22,270

$161,450

     Tektronix reviews investments in debt and equity securities for other than temporary impairment whenever the fair value of an investment is less than amortized cost and evidence indicates that an investment’s carrying amount is not recoverable within a reasonable period of time. In the evaluation of whether an impairment is other-than-temporary, Tektronix considers the reasons for the impairment, its ability and intent to hold the investment until the market price recovers or the investment matures, compliance with its investment policy, the severity and duration of the impairment, and expected future performance. As Tektronix primarily invests in high quality debt securities, unrealized losses are largely driven by increased market interest rates. These unrealized losses were not significant on an individual investment security basis. Based on this evaluation, no impairment was considered to be other-than-temporary.
     The following table presents the market value of marketable investments with continuous unrealized losses at February 24, 2007:

	12 months or more		Less than 12 months		Total
	Gross Estimated	Unrealized	Gross Estimated	Unrealized	Gross Estimated	Unrealized
(In thousands)	Market Value	Losses	Market Value	Losses	Market Value	Losses

Asset backed securities	$40,598	$(526)	$2,771	$(3)	$43,369	$(529)
Mortgage backed securities	26,006	(855)	1,676	(22)	27,682	(877)
Municipal bonds	—	—	70,226	(146)	70,226	(146)
Corporate notes and bonds	21,773	(441)	—	—	21,773	(441)
U.S. Agencies	15,973	(215)	—	—	15,973	(215)
U.S. Treasuries	3,597	(95)	—	—	3,597	(95)
Certificates of deposit	2,616	(1)	—	—	2,616	(1)

Total	$110,563	$(2,133)	$74,673	$(171)	$185,236	$(2,304)

10. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined based on a standard cost method, which approximates actual cost on a first-in, first-out basis. Market is determined based on net realizable value. Tektronix periodically reviews its inventory for obsolete or slow-moving items.
     Inventories consisted of the following:

(In thousands)	Feb. 24, 2007	May 27, 2006

Materials	$60,213	$58,237
Work in process	23,447	22,678
Finished goods	83,801	75,436

Inventories	$167,461	$156,351

11. Other Current Assets
     Other current assets consisted of the following:

(In thousands)	Feb. 24, 2007	May 27, 2006

Current deferred tax asset	$47,358	$45,686
Prepaid expenses	15,057	12,776
Other receivables	11,072	8,343
Notes receivable	4,106	12
Income taxes receivable	2,276	1,772
Other current assets	329	413

Other current assets	$80,198	$69,002

12. Property, Plant and Equipment, Net
     Property, plant and equipment, net consisted of the following:

(In thousands)	Feb. 24, 2007	May 27, 2006

Land	$698	$698
Buildings	139,706	135,727
Machinery and equipment	267,913	258,137
Accumulated depreciation and amortization	(278,654)	(267,052)

Property, plant and equipment, net	$129,663	$127,510

     Depreciation and amortization expense for property, plant and equipment for the third quarter of 2007 and 2006 was $7.1 million and $6.8 million, respectively.
     Depreciation and amortization expense for property, plant and equipment for the first three quarters of 2007 and 2006 was $21.5 million and $20.5 million, respectively.

13. Goodwill, Net
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition related intangibles with finite useful lives.
     Changes in goodwill during the three quarters ended February 24, 2007 were as follows (in thousands):

Balance at May 27, 2006	$307,189
Acquisitions	18,775
Currency translation	(555)

Balance at February 24, 2007	$325,409

     The increase in the Goodwill balance was attributable to the purchase of Minacom in the third quarter of the current year. See Note 6 “Acquisitions” above for additional information regarding the Minacom acquisition.
14. Other Long-Term Assets
     Other long-term assets consisted of the following:

(In thousands)	Feb. 24, 2007	May 27, 2006

Intangibles, net	$76,444	$86,805
Notes, contracts and leases	19,105	18,476
Corporate equity securities	3,623	8,923
Other long-term assets	11,560	5,335

Other long-term assets	$110,732	$119,539

     Intangibles, net included $64.9 million as of February 24, 2007 and $82.6 million as of May 27, 2006, respectively, resulting from the acquisition of Inet in the second quarter of 2005, as described in Note 6 “Acquisitions.”
     Amortization expense for intangible assets for the third quarter of 2007 and 2006 was $6.4 million and $6.3 million, respectively.
     Accumulated amortization for intangible assets as of February 24, 2007 and May 27, 2006 was $62.4 million and $44.1 million, respectively.
     The decrease in Corporate equity securities was due to sales of shares of common stock of an equity investment as well as a decrease in the fair value of the corporate equity securities portfolio.

15. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following:

(In thousands)	Feb. 24, 2007	May 27, 2006

Trade accounts payable	$44,001	$50,910
Other accounts payable	46,517	44,719

Accounts payable	90,518	95,629

Income taxes payable	33,782	16,181
Contingent liabilities (Note 18)	8,208	8,785
Product warranty accrual (Note 21)	6,487	5,798
Accrued expenses and other liabilities	7,517	6,930

Accrued liabilities	55,994	37,694

Accounts payable and accrued liabilities	$146,512	$133,323

     The increase in Income taxes payable was due to the provision for income taxes for the first three quarters of the current year as well as the timing of income tax payments.
16. Long-Term Liabilities
     Long-term liabilities consisted of the following:

(In thousands)	Feb. 24, 2007	May 27, 2006

Pension liability	$67,346	$66,147
Deferred compensation	17,964	14,584
Postretirement benefits	11,508	12,106
Other long-term liabilities	13,225	16,031

Long-term liabilities	$110,043	$108,868

     No contributions have been made to the pension plans in 2007. Depending on the future market performance of the pension plan assets, Tektronix may make cash contributions to the plans in the future.
17. Pension and Other Postretirement Benefits
     Components of net periodic benefit cost for defined benefit pension plans and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal quarter ended		Fiscal quarter ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006

Service cost	$1,969	$1,848	$19	$24
Interest cost	9,497	9,558	224	214
Expected return on plan assets	(12,063)	(12,673)	—	—
Amortization of transition asset	42	26	—	—
Amortization of prior service cost	(545)	(567)	—	—
Amortization of unrecognized actuarial net loss	5,171	5,425	—	—
Settlement gain	(1,517)	—	—	—

Net periodic benefit cost	$2,554	$3,617	$243	$238

	Pension Benefits		Other Postretirement Benefits
	Three fiscal quarters ended		Three fiscal quarters ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006

Service cost	$5,861	$5,549	$59	$72
Interest cost	29,621	28,805	671	642
Expected return on plan assets	(37,361)	(38,123)	—	—
Amortization of transition asset	122	82	—	—
Amortization of prior service cost	(1,637)	(1,701)	—	—
Amortization of unrecognized actuarial net loss	15,488	16,319	—	—
Settlement gain	(1,517)	—	—	—

Net periodic benefit cost	$10,577	$10,931	$730	$714

18. Contingencies
     As of February 24, 2007, Tektronix had $8.2 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $6.8 million for environmental exposures and $1.4 million for other contingent liabilities. It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to Tektronix’ consolidated financial statements.
     Sale of Color Printing and Imaging
     During the third quarter of 2007, Tektronix recognized a $5.0 million pre-tax gain in Discontinued operations related to the sale of CPID in 2000. Recognition of this $5.0 million gain had previously been deferred as management did not believe that the conditions necessary to recognize this gain existed. During the current quarter, management determined that persuasive objective evidence supporting the recognition of the $5.0 million pre-tax gain existed, which included: a) a lack of claims activity associated with certain exposures underlying the contingencies, and b) analysis of the enforceability of potential claims related to this contingency, given the passage of time since the closing of the sale. See Note 17 “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the year ended May 27, 2006 for additional information related to the sale of CPID.
     Environmental and Other
     The $6.8 million for environmental exposures is specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus. Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.
     Tektronix completed and filed a feasibility study with the Department of Environmental Quality (“DEQ”) during the third quarter of 2007. Based on the recommendations in the feasibility study, management’s best estimate of the cost for remediation of the environmental exposure is $6.8 million. The $6.8 million is an increase of $2.1 million over the prior quarter estimate of $4.7 million which was the low end of a range of $4.7 million to $10.9 million. These costs are expected to be incurred over the next several years. Tektronix expects to finalize an agreement with the DEQ on the feasibility study during calendar year 2007, the result of which could change management’s estimate of the liability. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from the recorded liability.
     The remaining $1.4 million included amounts primarily related to intellectual property, employment issues, and regulatory matters. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.
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
19. Shareholders’ Equity
     Activity in shareholders’ equity for the first three quarters of 2007 was as follows:

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(In thousands)	Shares	Amount	Earnings	Income	Total

Balance at May 27, 2006	83,719	$540,718	$620,465	$26,386	$1,187,569
Net earnings	—	—	62,464	—	62,464
Additional minimum pension liability, net of income taxes	—	—	—	(974)	(974)
Foreign currency translation adjustment	—	—	—	302	302
Unrealized holding loss on available for-sale securities, net of income taxes	—	—	—	(1,259)	(1,259)
Cash dividends paid	—	—	(14,799)	—	(14,799)
Shares issued to employees, net of forfeitures	1,163	11,457	—	—	11,457
Tax benefit of share-based compensation	—	2,166	—	—	2,166
Amortization of unearned share-based compensation	—	16,735	—	—	16,735
Shares repurchased in open market	(5,579)	(37,534)	(121,747)	—	(159,281)

Balance at February 24, 2007	79,303	$533,542	$546,383	$24,455	$1,104,380

     Repurchases of Tektronix common stock were made under authorizations totaling $1.25 billion approved by the Board of Directors. The authority to purchase common stock on the open market or through negotiated transactions included authorizations of $550.0 million in 2000, $400.0 million in 2005, and $300.0 million in the second quarter of 2007. The share repurchase authorizations have no stated expiration date.
     For the third and first three quarters of 2007, 3.8 million and 5.6 million shares were repurchased for $109.1 million and $159.3 million, respectively. As of February 24, 2007, a total of 35.4 million shares have been repurchased at an average price of $24.80 per share totaling $877.3 million under this authorization. The reacquired shares were immediately retired as required under Oregon corporate law.
     On March 15, 2007, Tektronix declared a quarterly cash dividend of $0.06 per share. The dividend is payable on April 23, 2007 to shareholders of record at the close of business on April 6, 2007.

     Comprehensive income and its components, net of income taxes, were as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006

Net earnings	$22,751	$26,513	$62,464	$60,494
Other comprehensive income (loss):
Net change in additional minimum pension liability, net of income taxes of ($209), ($99), ($446) and $374, respectively	(453)	(215)	(974)	783
Foreign currency translation adjustment	(21)	2,620	302	(8,111)
Unrealized holding gain (loss) on available-for-sale securities, net of income taxes of $64, $258, ($740) and ($198), respectively	109	440	(1,259)	(289)

Total comprehensive income	$22,386	$29,358	$60,533	$52,877

     Accumulated other comprehensive loss consisted of the following:

			Unrealized
			Holding Gain
			(Loss) Net on	Accumulated
	Additional	Foreign	Available-for-	Other
	Pension	Currency	Sale	Comprehensive
(In thousands)	Liability	Translation	Securities	Income

Balance as of May 27, 2006	$(11,477)	$37,604	$259	$26,386
First quarter activity	(278)	(1,536)	(934)	(2,748)
Second quarter activity	(243)	1,859	(434)	1,182
Third quarter activity	(453)	(21)	109	(365)

Balance as of February 24, 2007	$(12,451)	$37,906	$(1,000)	$24,455

20. Business Segments
     Tektronix derives revenue principally by developing, manufacturing, and selling a broad range of test, measurement and monitoring products in two primary segments that have similar economic characteristics as well as similar customers, production processes, and distribution methods. Accordingly, Tektronix reports as a single segment.

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006

Consolidated net sales to external customers by groups of similar products:

Instruments Business	$201,251	$201,815	$604,707	$571,434
Communications Business	64,505	60,290	201,951	179,127

Net sales	$265,756	$262,105	$806,658	$750,561

Consolidated net sales to external customers by region:

The Americas:
United States	$98,024	$92,599	$285,381	$269,081
Other Americas	6,860	7,542	22,769	18,255
Europe	72,899	77,287	220,580	208,616
Pacific	53,051	50,026	163,855	141,089
Japan	34,922	34,651	114,073	113,520

Net sales	$265,756	$262,105	$806,658	$750,561

21. Product Warranty Accrual
     Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.
     Changes in the product warranty accrual were as follows:

	Three fiscal quarters ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006

Balance at beginning of period	$5,798	$6,508
Warranty parts and service provided	(8,553)	(7,405)
Provision for warranty expense	9,242	6,535

Balance at end of period	$6,487	$5,638

22. Supplemental Cash Flow Information

	Three fiscal quarters ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006

Supplemental disclosure of cash flows:
Income taxes paid, net	$20,705	$5,676
Interest paid	238	179

Non-cash transactions from acquisitions:
Common stock issued	$—	$2,075

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of Tektronix’ operating performance and its financial condition. A discussion of our business, including our strategy, products, and competition is included in Part I of Tektronix’ Form 10-K for the year ended May 27, 2006.
Basis of Presentation
     The financial information presented in this Form 10-Q has been prepared by us without audit and is not necessarily indicative of our future consolidated financial position, results of operations, or cash flows. Our fiscal year is the 52 or 53 week period ending on the last Saturday in May. Unless otherwise stated, all dates refer to our fiscal years and fiscal periods.
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
     Our strategy is to focus our efforts on select product categories where Tektronix has a market leadership position or where we believe Tektronix can grow to a market leadership position. We have three supporting strategies to drive long term growth: grow market share in core product categories where Tektronix already has a strong market position, leverage existing strengths into adjacent product categories, and expand our addressable market. As a result of investments in this strategy, we believe that growth for Tektronix will be driven by an increase in the number of products introduced across the majority of our product categories and by our ability to win customers in the transition to modern telecommunication networks.
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
     The markets that we serve are very diverse and include a cross-section of technology industries. Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector. During the latter part of 2003, we began to experience the stabilization of certain markets that had been depressed as a result of the general downturn in the technology sector. 2004 saw a more broad-based recovery. During 2005, growth rates moderated as compared to the prior year. In the fourth quarter of 2005 and into the first quarter of 2006 orders softened in a number of our product areas and in most regions, driven primarily by weakness in the Instruments Business general purpose market. Toward the end of the first quarter of 2006, the general purpose market began to strengthen and that strengthening continued through the remainder of 2006 and into the first half of 2007. For our Instruments Business, the third quarter of 2007 reflected a steady market environment. Our Communications Business markets were relatively steady in the second quarter of the current year, although we observed some delays in capital expenditures by telecommunications carriers and network equipment manufacturers. In the third quarter of the current year, we saw further market weakness due to slowing capital expenditures by large carriers and the impact of consolidation by network equipment manufacturers.
     We face significant competition in many of the markets in which we sell our products. Tektronix competes on many factors including product performance, technology, product availability, and price. To compete effectively, we must deliver compelling products to the market in a timely manner. Accordingly, we make significant investments into the research and development of new products and the sales channels necessary to deliver products to the market. Even during periods when economic conditions have reduced our revenues, such as those experienced in 2002 and 2003, we continued to invest significantly in the development of new products and sales channels. A discussion of our products and competitors is included in Part I of Tektronix’ Form 10-K for the year ended May 27, 2006.
Acquisitions
     On November 27, 2006, Tektronix acquired Minacom, a leading provider of active probe test solutions used by telecommunications carriers, cable multi-system operators, wireless and voice over internet protocol providers worldwide. The purchase price was approximately $27.3 million plus assumed liabilities of $1.2 million.
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
Inet Technologies, Inc.
     During the second quarter of 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes primarily related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. See Note 5 “Acquisitions” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the year ended May 27, 2006 for additional information.
     The following table presents the details of the intangible assets purchased in the Inet acquisition as of February 24, 2007:

	(In years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net

Developed technologies	4.8	$87,004	$(44,695)	$42,309
Customer relationships	4.8	22,597	(11,644)	10,953
Covenants not to compete	4.0	1,200	(725)	475
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(57,064)	$64,889

     Amortization expense for intangible assets purchased in the Inet acquisition has been recorded on the Condensed Consolidated Statements of Operations as follows:

	Fiscal quarter ended		Three fiscal quarters ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006	Feb. 24, 2007	Feb. 25, 2006

Cost of sales	$4,623	$4,623	$13,871	$13,871
Acquisition related costs and amortization	1,280	1,280	3,838	3,838

Total	$5,903	$5,903	$17,709	$17,709

     The estimated amortization expense of intangible assets purchased in the Inet acquisition for the current year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Operations as follows:

		Acquisition
		Related
	Cost of	Costs and
(In thousands)	Sales	Amortization	Total

Year
2007	$18,495	$5,117	$23,612
2008	16,670	4,621	21,291
2009	15,759	4,174	19,933
2010	5,256	1,354	6,610

Total	$56,180	$15,266	$71,446

Business Realignment Costs
     Business realignment costs represent actions to realign our cost structure in response to significant events and primarily include restructuring actions and impairment of assets resulting from reduced business levels or related to significant acquisitions or divestitures. Business realignment actions taken in recent years were intended to reduce our worldwide cost structure across all major functions. Major operations impacted include manufacturing, engineering, sales, marketing, and administrative functions. In addition to severance, we incurred other costs associated with restructuring our organization, which primarily represented facilities contracts and other exit costs associated with aligning the cost structure to appropriate levels. Restructuring actions can take significant time to execute, particularly if they are being conducted in countries outside the United States. We believe that the restructuring actions implemented in recent years have resulted in the cost savings anticipated for those actions.
     In recent years, business realignment costs have primarily been associated with the realignment of our cost structure in response to the dramatic economic decline experienced in the technology sector beginning in 2001, and continuing into 2003, as well as restructuring costs associated with the redemption of Sony/Tektronix Corporation. Prior to September 30, 2002, Tektronix and Sony Corporation (“Sony”) were equal owners of Sony/Tektronix Corporation (“Sony/Tektronix”), a joint venture originally established to distribute Tektronix products in Japan. During the second quarter of 2003, we acquired from Sony its 50% interest in Sony/Tektronix through redemption of Sony’s shares by Sony/Tektronix.
     Toward the end of 2005 and into the first quarter of 2006, we experienced softening in orders in some product areas. In response, we took actions to reduce our cost structure. During this time period, we also took actions to realize business synergies as a result of the acquisition of Inet.
     Business realignment costs of $0.4 million in the third quarter of 2007 primarily resulted from severance and related costs for residual activity in Europe. For the first three quarters of 2007, business realignment costs of $2.8 million included severance and related costs of $2.7 million for 20 employees and $0.1 million for contractual obligations, primarily to realize business synergies as a result of the acquisition of Inet and to manage our cost structure. We expect to realize future annual salary cost savings from actions taken in the first three quarters of 2007. At February 24, 2007, liabilities of $2.1 million remained for employee severance and related benefits for 38 employees.

Activity for the above described actions during the first three quarters of 2007 was as follows:

		Costs
	Balance	Incurred			Balance
	May 27,	and Other	Cash	Non-cash	Feb. 24,
(In thousands)	2006	Adjustments	Payments	Adjustments	2007

2007 Actions:
Employee severance and related benefits	$—	$2,487	$(1,833)	$26	$680
Contractual obligations	—	303	(303)	—	—
Accumulated currency translation loss, net	—	4	—	(4)	—

Total	—	2,794	(2,136)	22	680

2006 Actions:
Employee severance and related benefits	4,867	117	(3,909)	(85)	990

Total	4,867	117	(3,909)	(85)	990

2005 Actions:
Employee severance and related benefits	11	—	(11)	—	—

Total	11	—	(11)	—	—

2004 Actions:
Employee severance and related benefits	613	107	(296)	—	424

Total	613	107	(296)	—	424

2003 Actions:
Employee severance and related benefits	3	(3)	—	—	—
Contractual obligations	511	(216)	(278)	—	17

Total	514	(219)	(278)	—	17

Total of all actions	$6,005	$2,799	$(6,630)	$(63)	$2,111

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
     Share-based Compensation
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Beginning May 28, 2006, the first day of fiscal year 2007, Tektronix adopted the provisions of SFAS No. 123R under the modified prospective transition method using the Black-Scholes option pricing model. In accordance with this transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123R. The Black-Scholes valuation model includes subjective and complex assumptions for expected life, risk-free interest rate, volatility, and dividend yields. Expected life is the weighted average length of time that options are outstanding before they are exercised. Historic exercise behavior, vesting periods and the weighted average remaining contractual life of outstanding options are all considered in the calculation of expected life. The risk-free interest rates are equal to the U.S. Treasury yield curve rates, of the same expected life, at grant. Stock price volatility for Tektronix is based on historic volatility and is calculated using weekly stock prices for a time period similar to the expected life of the option being valued. An increase to the expected life, risk-free interest rates, or the stock price volatility assumptions will all result in an increase to the Black-Scholes valuation and could have a material impact on the results of operations. Based on past and expected future share-based compensation deductions, we believe we will have the ability to recognize tax benefits associated with the majority of our share-based compensation for the foreseeable future. See Note 5 “Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for additional information on this adoption and a description of the effects on our results of operations and financial position.
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
     As of February 24, 2007, $8.2 million of contingencies were recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets, which included $6.8 million for environmental exposures and $1.4 million for other contingent liabilities.
     During the third quarter of 2007, Tektronix recognized a $5.0 million pre-tax gain in Discontinued operations related to the sale of the Color Printing and Imaging Division (“CPID”) in 2000. On January 1, 2000, Tektronix sold substantially all of the assets of CPID. Associated with the sale, a contingency was established which represented the deferral of a portion of the gain on sale that Tektronix’ management believed was not realizable due to certain contingencies contained in the final sale agreement and approximated the amount that management believed was the maximum exposure under the contingencies. The specific nature of these contingencies was specified in the final sale agreement. Recognition of the $5.0 million gain had previously been deferred as management did not believe that the conditions necessary to recognize this gain existed. During the current quarter, management determined that persuasive objective evidence supporting the recognition of the $5.0 million pre-tax gain existed, which included: a) a lack of claims activity associated with certain exposures underlying the contingencies, and b) analysis of the enforceability of potential claims related to this contingency, given the passage of time since the closing of the sale. See Note 17 “Commitments and Contingencies” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the year ended May 27, 2006 for additional information related to the sale of CPID.
     Included in contingent liabilities was $6.8 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus. The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.
     Tektronix completed and filed a feasibility study with the Department of Environmental Quality (“DEQ”) during the third quarter of 2007. Based on the recommendations in the feasibility study, our best estimate of the cost for remediation of the environmental exposure is $6.8 million. The $6.8 million is an increase of $2.1 million over the prior quarter estimate of $4.7 million which was the low end of a range of $4.7 million to $10.9 million. These costs are expected to be incurred over the next several years. We expect to finalize an agreement with the DEQ on the feasibility study during calendar year 2007, the result of which could change our estimate of the liability. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability.
     The remaining $1.4 million of contingency accruals included amounts primarily related to intellectual property, employment issues, and regulatory matters. If events or circumstances arise that we did not foresee as of the balance sheet date, actual costs could differ materially from the above described estimates of contingencies.

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
     SFAS No. 142 requires goodwill not to be amortized, but to be reviewed for impairment annually and more frequently if events or circumstances indicate that the goodwill may be impaired. The impairment test uses a two-step process. The first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then the second step is performed to determine the amount of impairment loss, if any. As of February 24, 2007, the balance of goodwill, net was $325.4 million, which was recorded on the Condensed Consolidated Balance Sheets. The major component of the goodwill balance was $219.7 million resulting from the Inet acquisition.
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
     For software-related intangible assets with finite useful lives, Tektronix amortizes the cost over the estimated economic life of the software product and assesses impairment in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” At each balance sheet date, the unamortized cost of the software-related intangible asset is compared to its net realizable value. The net realizable value is the estimated future gross revenues from the software product reduced by the estimated future costs of completing and disposing of that product, including the costs of performing maintenance and customer support. Any excess of the unamortized cost over the net realizable value would then be recognized as an impairment loss. Amortization expense for intangible assets that are software-related developed technology is recorded as Cost of sales on the Condensed Consolidated Statements of Operations.

     We do not amortize intangible assets with indefinite useful lives. However, we reevaluate these intangible assets each reporting period. If we subsequently determine that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. We review nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of February 24, 2007 resulted primarily from the Inet acquisition during the second quarter of 2005. The nonamortizable intangible assets were recorded at their fair values as of the acquisition date and no events or circumstances have arisen that would indicate that the nonamortizable intangible assets may be impaired.
     As of February 24, 2007, $76.4 million of non-goodwill intangible assets were recorded in Other long-term assets on the Condensed Consolidated Balance Sheets, which includes intangible assets from the acquisition of Inet, acquired patent intangibles and licenses for certain technology.
     Pension Plans
     Tektronix offers defined benefit pension plan benefits to employees in certain countries. The Cash Balance pension plan in the United States is our largest defined benefit pension plan. Employees hired after July 31, 2004 do not participate in the U.S. Cash Balance pension plan. We maintain less significant defined benefit plans in other countries including the United Kingdom, Germany, Japan, and Taiwan. During the third quarter of the current year, Tektronix settled the Netherlands pension plan resulting in a $1.5 million settlement gain.
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
     We measure pension obligations, fair value of plan assets, and the impact of significant assumptions at the end of each year. At May 27, 2006, the accumulated benefit obligation was less than the fair value of plan assets for certain pension plans. In accordance with SFAS No. 87, “Employers’ Accounting for Pensions,” we recognized a prepaid pension cost due to the overfunded accumulated benefit obligation associated with these plans. Other plans remain in underfunded status and are recorded as a pension liability. At May 27, 2006, the combined total of all Tektronix’ pension plans was in a net underfunded position.
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
     Discount rates of 6.25% and 5.50% were used as of May 27, 2006 and May 28, 2005, respectively, to determine the projected benefit obligation for the U.S. Cash Balance pension plan. The increase in the discount rate contributed to a reduction in the accumulated benefit obligation for the U.S. Cash Balance Plan such that it was less than the fair value of the plan assets, resulting in an overfunded position. In accordance with SFAS No. 87, “Employers Accounting for Pensions,” and as a result of this overfunded position, we eliminated the associated additional minimum pension liability, eliminated the charge to other comprehensive income, and recognized a prepaid pension cost. The prepaid pension cost primarily reflects cumulative unrecognized losses on plan assets, and historical changes in the discount rate and other actuarial assumptions, and is being amortized to the income statement. See Note 26 “Benefit Plans” of the Notes to the Consolidated Financial Statements in Item 8 Financial

Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the year ended May 27, 2006 for further information.
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
     Our estimated weighted average long-term rate of return on plan assets for all plans for 2007 is approximately 8.3%. A one percentage point change in the estimated long-term rate of return on plan assets would have resulted in a change in operating income of $6.1 million for 2007.
     No contributions have been made to the pension plans in fiscal year 2007. Depending on the future market performance of the pension plan assets, Tektronix may make cash contributions to the plans in the future.
     We will continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and will make adjustments to the assumptions as appropriate. Net periodic benefit cost was $2.6 million and $10.6 million in the third quarter and first three quarters of 2007, respectively, which included the effect of the recognition of service cost, interest cost, the expected return on plan assets, amortization of a portion of the unrecognized loss noted above, and the settlement gain for the Netherlands pension plan. Net pension expense was allocated to Cost of sales, Research and development, and Selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
     Income Taxes
     We are subject to taxation from federal, state, and international jurisdictions. Our annual provision for income taxes and the determination of the resulting deferred tax assets and liabilities involve a significant amount of management judgment and are based on the best information available at the time. The actual income tax liabilities to the jurisdictions with respect to any year are ultimately determined long after the financial statements have been published. We maintain reserves for estimated tax exposures in jurisdictions of operation. These tax jurisdictions include federal, state, and various international tax jurisdictions. Significant income tax exposures include potential challenges of research and experimentation credits, export-related tax benefits, disposition transactions, and intercompany pricing. Exposures are settled primarily through the settlement of audits within these tax jurisdictions but can also be affected by changes in applicable tax law or other factors, which could cause us to believe a revision of past estimates is appropriate.
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
     In April 2005, we reached a preliminary agreement with the Internal Revenue Service (“IRS”) with respect to its examination of Tektronix’ fiscal years 2001, 2002, and 2003. At that time, we made a payment of $12.7 million with respect to this audit pending final approval of the audit findings from the congressional Joint Committee on Taxation. In August 2005, we were notified that the congressional Joint Committee on Taxation had completed its review, and had accepted the conclusions contained in the IRS Audit Report associated with the examination of those years. The settlement of this audit resulted in a net decrease of approximately $2.0 million of related reserves in the first quarter of 2006.
     As of February 24, 2007, Tektronix’ fiscal years 2004 and 2005 were under examination by the IRS. The liabilities associated with these years will ultimately be resolved upon the completion of the IRS audits. To the extent the closure of the IRS audit results in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense on the Condensed Consolidated Statements of Operations in the period of the event.
     Judgment is applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. At the end of 2005, we maintained a valuation allowance against certain deferred tax assets, primarily foreign tax credit carryforwards. During 2006, we were able to utilize the majority of these foreign tax credit carryforwards due to the financial results in various geographies and identified tax planning strategies. As of February 24, 2007, a valuation allowance of $1.7 million was maintained for certain foreign net operating loss and credit carryforwards because we do not expect to have significant taxable income in the relevant jurisdiction in future periods to realize the benefit of these deferred tax assets. We have not established valuation allowances against other deferred tax assets based on identified tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

RESULTS OF OPERATIONS

	Fiscal quarter ended			Three fiscal quarters ended
	Feb. 24,	Feb. 25,	%	Feb. 24,	Feb. 25,	%
(In thousands, except per share amounts)	2007	2006	Change	2007	2006	Change

Orders	$297,454	$303,680	(2)%	$855,046	$806,105	6%

Net sales	265,756	262,105	1%	806,658	750,561	7%
Cost of sales	108,674	103,003	6%	326,930	303,277	8%

Gross profit	157,082	159,102	(1)%	479,728	447,284	7%

Gross margin	59.1%	60.7%		59.5%	59.6%

Research and development expenses	49,422	44,566	11%	149,303	133,844	12%
Selling, general and administrative expenses	83,715	76,347	10%	247,752	218,015	14%
Acquisition related costs and amortization	3,223	1,418	>100%	6,063	6,949	(13)%
Business realignment costs	430	3,182	(86)%	2,799	7,543	(63)%
(Gain) loss on disposition of assets, net	(40)	54	*	481	81	>100%

Operating income	20,332	33,535	(39)%	73,330	80,852	(9)%
Interest income	3,970	3,381	17%	12,903	9,361	38%
Interest expense	(185)	(96)	93%	(367)	(339)	8%
Other non-operating expense, net	(1,574)	(933)	69%	(4,182)	(3,912)	7%

Earnings before taxes	22,543	35,887	(37)%	81,684	85,962	(5)%
Income tax expense	3,021	10,949	(72)%	22,452	26,978	(17)%

Net earnings from continuing operations	19,522	24,938	(22)%	59,232	58,984	0%
Gain from discontinued operations, net of income taxes	3,229	1,575	>100%	3,232	1,510	>100%

Net earnings	$22,751	$26,513	(14)%	$62,464	$60,494	3%

Earnings per share:
Continuing operations — basic	$0.24	$0.30	(20)%	$0.73	$0.71	3%
Continuing operations — diluted	$0.24	$0.30	(20)%	$0.72	$0.70	3%

Discontinued operations — basic and diluted	$0.04	$0.02	100%	$0.04	$0.02	100%

Net earnings — basic	$0.29	$0.32	(9)%	$0.77	$0.73	5%
Net earnings — diluted	$0.28	$0.32	(13)%	$0.76	$0.72	6%

*	not meaningful

Third Quarter and First Three Quarters of 2007 Compared to the Third Quarter and First Three Quarters of 2006
     Executive Summary
     For the third quarter of 2007, orders of $297.5 million declined 2% as growth in our Instruments Business was offset by a decline in our Communications Business. Instruments Business orders increased 10% driven by demand for new products, including additional orders related to the large digital design win we disclosed last quarter. Communications Business orders declined 30% due to a difficult comparison to last year when we received some individually large orders. In addition, Communications Business orders were impacted by continued market weakness that began last quarter. Consolidated net sales of $265.8 million in the third quarter of 2007 increased by $3.6 million, or 1%, compared to the same quarter in the prior year.
     For the third quarter of 2007, net earnings were $22.8 million compared to net earnings of $26.5 million for the same quarter last year. A decline in operating income was partially offset by a significant decrease in income tax expense and an increase in the gain from discontinued operations.
     Orders
     The following table presents orders from Instruments Business and Communications Business:

	Fiscal quarter ended			Three fiscal quarters ended
	Feb. 24,	Feb. 25,	%	Feb. 24,	Feb. 25,	%
(In thousands)	2007	2006	Change	2007	2006	Change

Instruments Business	$231,684	$209,855	10%	$678,059	$591,110	15%
Communications Business	65,770	93,825	(30)%	176,987	214,995	(18)%

Total orders	$297,454	$303,680	(2)%	$855,046	$806,105	6%

     Beginning with the first quarter of 2007, Instruments Business service orders and Maxtek Components Corporation (“Maxtek”) orders are included in reported orders for the Instruments Business. Maxtek is a wholly-owned subsidiary of Tektronix which manufactures sophisticated hybrid circuits for internal use and for external sale. Accordingly, prior year comparative periods have been adjusted to reflect orders under this same definition.
     During the third quarter of 2007, orders decreased by $6.2 million, or 2%, from the same quarter in 2006. Instruments Business orders increased $21.8 million, or 10%, and Communications Business orders decreased $28.0 million, or 30%, compared to the same quarter in 2006. The change in the value of the U.S. Dollar relative to other currencies resulted in a $4.4 million increase in orders for the third quarter of the current year.
     During the first three quarters of 2007, orders increased by $48.9 million, or 6%, from the same period last year. Instruments Business orders increased $86.9 million, or 15%, and Communications Business orders decreased $38.0 million, or 18%, compared to the first three quarters of last year. The change in the value of the U.S. Dollar relative to other currencies resulted in a $5.1 million increase in orders for the first three quarters of the current year.
     Instruments Business
     Orders for Instruments Business products consist of cancelable customer commitments to purchase currently produced products with delivery scheduled generally within six months of being recorded. As of the first quarter of 2007, Instruments Business orders also included Maxtek orders and service and repair orders. Accordingly, prior year comparative periods have been adjusted to reflect orders under this same definition.

     Instruments Business orders increased in the third quarter of 2007 by $21.8 million, or 10%, compared to the same quarter in the prior year. The orders growth was primarily driven by demand for new products, including additional orders related to the large digital design win for logic analyzer products that was disclosed in the second quarter.
     During the first three quarters of 2007, Instruments Business orders increased $86.9 million, or 15%, compared to the same period in the prior year. The increase was driven by the significant digital design win for logic analyzer products in the second quarter this year as well as demand for new products in our oscilloscope and spectrum analyzer product categories. In addition, the growth rate was impacted by a relatively easy comparison to the first quarter of the prior year when we were still experiencing some market weakness that had begun in the fourth quarter of 2005.
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
     In the third quarter of 2007, Communications Business orders declined $28.0 million, or 30%, compared to the same quarter last year. The network management business is one in which very large orders can cause fluctuations in total communications business orders that will be reflected in year-over-year and sequential quarter comparisons. In the third quarter of last year we received some individually large orders in our network management business, but we did not receive similarly large orders in the third quarter this year. In addition, in the third quarter of this year we experienced further weakness in the communications business. This weakness was characterized by slower capital spending by network equipment manufacturers largely related to industry consolidation and slowing capital investments by network carriers.
     During the first three quarters of 2007, Communications Business orders declined $38.0 million, or 18%, compared to the same period in the prior year. The decline for the first three quarters of the current year reflected some individually large orders received last year as well as the impact of the communications business slowing that began in the second quarter of this year.
     Orders by Region
     The following table presents total orders by region:

	Fiscal quarter ended			Three fiscal quarters ended
	Feb. 24,	Feb. 25,	%	Feb. 24,	Feb. 25,	%
(In thousands)	2007	2006	Change	2007	2006	Change

United States	$106,517	$99,961	7%	$319,590	$281,815	13%
International	190,937	203,719	(6)%	535,456	524,290	2%

Total orders	$297,454	$303,680	(2)%	$855,046	$806,105	6%

     For the third quarter of 2007, orders in the United States increased 7%, but declined in the International region by 6%. In the United States, orders increased by $6.6 million compared to the same quarter in the prior year. The order growth was largely driven by the additional orders related to the digital design win for logic analyzer products and demand for new products, partially offset by declines in some product areas. International orders declined $12.8 million in the third quarter of the current year primarily driven by the large network management orders received last year as well as the impact of the communications business slowing, partially offset by demand for new products, including demand related to the digital design win.
     During the first three quarters of 2007, orders in the United States and International increased 13% and 2%, respectively. United States orders increased $37.8 million in the first three quarters of the current year compared to the same period in the prior year. The increase in orders was largely due to orders in the second and third quarters related to the significant digital design win in our logic analyzer product area, demand for new products, and a relatively easy comparison to the first quarter of last year. International orders increased $11.1 million in the first three quarters of 2007 driven primarily by demand for new products and orders related to the digital design win. The increase was partially offset by the impact of some individually large orders received last year as well as the impact of the communications business slowing that began in the second quarter of this year.
     Net Sales
     Changes in net sales are the result of changes in orders and backlog levels, as well as currency fluctuations and other adjustments that impact the timing of revenue recognition, especially revenue associated with our network management products. For more information on revenue recognition, refer to the discussion in “Critical Accounting Estimates” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Consolidated net sales of $265.8 million in the third quarter of 2007 increased by $3.6 million, or 1%, compared to the same quarter in the prior year. The increase in net sales in the third quarter of the current year was driven by a smaller increase in backlog in the current year compared to the backlog increase in the prior year, partially offset by a slight decrease in orders in the third quarter of the current year compared to the same quarter last year.
     In the first three quarters of 2007, consolidated net sales increased $56.1 million, or 7%, compared to the same period in the prior year. The increase in net sales during the first three quarters of the current year was primarily driven by the $48.9 million increase in orders and a smaller increase in backlog in the first three quarters of this year compared to the first three quarters of last year.
     Instruments Business net sales of $201.3 million in the third quarter of 2007 decreased $0.6 million compared to the same quarter in the prior year. Communications Business net sales of $64.5 million in the third quarter of 2007 increased $4.2 million, or 7%, compared to the same quarter in the prior year.
     For the first three quarters of 2007, Instruments Business net sales of $604.7 million increased $33.3 million, or 6%, compared to the same period in the prior year. Communications Business net sales of $202.0 million for the first three quarters of 2007 increased $22.8 million, or 13%, compared to the same period in the prior year.
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
     Gross Profit and Gross Margin
     Gross profit for the third quarter of 2007 was $157.1 million, a decrease of $2.0 million, from gross profit of $159.1 million for the same quarter last year. For the first three quarters of 2007, gross profit was $479.7 million, an increase of $32.4 million from gross profit of $447.3 million for the same period last year.
     Gross margin is the measure of gross profit as a percentage of net sales. Gross margin is affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments, and other costs such as warranty repair and sustaining engineering. Gross margin for the third quarter of 2007 and the third quarter of 2006 was 59.1% and 60.7%, respectively. Gross margin for the first three quarters of 2007 was 59.5% compared to 59.6% in the same period last year.
     The decrease in gross profit of $2.0 million for the third quarter of 2007 was primarily attributable to the lower gross margin on slightly higher sales. The lower gross margin in the third quarter of this year was driven primarily by higher costs of initial installations in our network management business and by an unfavorable mix of product shipments compared with the same quarter last year. The gross margin for the third quarter of both years was impacted by non-cash amortization of acquisition related intangible assets and in the current year only by the recognition of share-based compensation expense.
     The $32.4 million increase in gross profit for the first three quarters of 2007 as compared to the same period of the prior year was primarily attributable to the increase in sales in the current year.

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
     Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models, and tools. Such costs include labor and employee benefits, contract services, materials, equipment, and facilities. R&D expenses increased $4.9 million, or 11%, during the third quarter of 2007 as compared to the same quarter last year, and increased by $15.5 million, or 12% during the first three quarters of 2007 as compared to the same period last year.
     The increase of $4.9 million in the third quarter of 2007 compared to the prior year third quarter was due to the recognition of share-based compensation expense, the impact of annual salary increases, and increases in contractor and other expenses to support higher levels of business and new product activities.
     The increase of $15.5 million during the first three quarters of 2007 compared to the same period of the prior year was primarily due to the recognition of share-based compensation expense, the impact of annual salary increases, and increased contractor and other expense to support higher levels of business and new product activities.
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
     Selling, general and administrative (“SG&A”) expenses increased $7.4 million, or 10% in the current quarter as compared to the same quarter last year, and increased by $29.7 million, or 14% during the first three quarters of 2007 as compared to the same period last year. The increases in the third quarter and the first three quarters of 2007 compared to the same periods last year were primarily due to the recognition of share-based compensation expense as well as increased headcount and other labor expense driven by business levels and to support new product activities.
     Acquisition related costs and amortization are incurred as a direct result of the integration of significant acquisitions. Acquisition related costs were $3.2 million for the third quarter of 2007 and $6.1 million for the first three quarters of 2007. Acquisition related costs in the third quarter of this year primarily consisted of the write-off of in-process research and development (“IPR&D”) from our acquisition of Minacom and by the amortization of acquired intangible assets from our acquisitions of Inet and Minacom. Acquisition related costs in the first three quarters of this year primarily consisted of the amortization of intangible assets acquired from Inet as well as the write-off of IPR&D and amortization of intangible assets from our acquisition of Minacom. For additional information on the amortization of acquisition related intangible assets from the Inet acquisition see the “Acquisitions” section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     During the third quarter of 2007 and for the first three quarters of 2007, we incurred business realignment costs of $0.4 million and $2.8 million, respectively, primarily related to actions taken to realize synergies between businesses as a result of the acquisition of Inet and to manage our cost structure. See “Business Realignment Costs” section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

     Gain on disposition of assets, net was insignificant for the third quarter of 2007. For the first three quarters of 2007, the loss on disposition of assets, net was $0.5 million.
     Non-Operating Income / Expense
     Interest income for the third quarter and first three quarters of 2007 increased $0.6 million and $3.5 million, respectively, as compared to the same periods last year. The increase of $0.6 million in interest income for the third quarter of this year was primarily due to a higher yield on slightly lower cash balances. The increase of $3.5 million in interest income for the first three quarters of the current year was primarily due to higher yields and higher cash balances.
     Interest expense for the third quarter and first three quarters of 2007 and 2006 was insignificant.
     Other non-operating expense, net was $1.6 million in the third quarter of 2007 compared to expense of $0.9 million in the same quarter of last year. For the first three quarters of 2007, expense was $4.2 million as compared to expense of $3.9 million in the same period of the prior year. The expense in the third quarter and the first three quarters of the current year was primarily related to an increase in reserves for planned environmental remediation activity.
     Income Taxes
     Income tax expense for the third quarter and first three quarters of 2007 was $3.0 million and $22.5 million, respectively. The effective tax rates on earnings before taxes from continuing operations for the third quarter and first three quarters of 2007 were 13.4% and 27.5%, respectively.
     During the third quarter of 2007, the Tax Relief and Health Care Act of 2006 was enacted. This legislation included an extension of the research credit, effective for amounts paid or incurred from January 1, 2006 through December 31, 2007. This legislation resulted in a significant tax benefit being recognized in the third quarter of the current year for the amount of the research credits generated in the prior year. Research credits generated in fiscal year 2007 were reflected in the computation of the estimated annual effective tax rate.
     As of February 24, 2007, Tektronix’ fiscal years 2004 and 2005 were under examination by the Internal Revenue Service (“IRS”). The liabilities associated with these years will ultimately be resolved upon the completion of the IRS audits. To the extent the closure of the IRS audit results in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense on the Condensed Consolidated Statements of Operations in the period of the event.
     Discontinued Operations
     Gain from discontinued operations was $3.2 million in the third quarter of 2007 compared to $1.6 million in the same quarter last year. The gain in the third quarter and in the first three quarters of this year was due to the recognition of a previously deferred gain associated with the sale of our Color Printing and Imaging Division in 2000. The gain in the third quarter and in the first three quarters of last year was due to the resolution of certain contingencies and an insurance settlement. See Note 7 “Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for more details.
     Net Earnings
     For the third quarter of 2007, we recognized net earnings of $22.8 million, compared to net earnings of $26.5 million for the same quarter last year. In the third quarter of the current year, operating income decreased by $13.2 million as a result of lower gross margin on slightly higher sales, the recognition of share-based compensation expense in the third quarter of this year but not in the same quarter last year, and increases in operating expenses related to the higher level of business. The decrease in operating income of $13.2 million was partially offset by a decrease in income tax expense and an increase in the gain from discontinued operations, net of income taxes.
     For the first three quarters of 2007, we recognized net earnings of $62.5 million, compared to net earnings of $60.5 million for the first three quarters of the same period last year. During the first three quarters of the current year, operating income decreased by $7.5 million compared to the same period last year. The decline in operating income was driven by the increase in operating expenses to support higher levels of business this year and the recognition of share-based compensation expense in the current year but not in the prior year. These impacts were partially offset by an increase in sales volume in the first three quarters of the current year compared to the same period last year. The decline in operating income was partially offset by a decrease in income tax expense in the first three quarters of the current year as well as an increase in the gain from discontinued operations, net of income taxes.
     Earnings Per Share
     For the third quarter and first three quarters of 2007, the decrease in earnings per share was a result of the factors discussed above partially offset by lower average shares outstanding in the 2007 periods presented compared to the same periods in 2006. The lower average shares outstanding was a result of repurchases of shares in the open market.
Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
     Cash Flows. The following table is a summary of our Condensed Consolidated Statements of Cash Flows:

	Three fiscal quarters ended
(In thousands)	Feb. 24, 2007	Feb. 25, 2006

Cash provided by (used in):
Operating activities	$109,397	$48,021
Investing activities	(41,863)	97,908
Financing activities	(160,616)	(97,309)
Operating Activities. Cash provided by operating activities was $109.4 million for the first three quarters of 2007 as compared to cash provided by operating activities of $48.0 million for the first three quarters of 2006. Cash provided by operating activities is net earnings adjusted for certain non-cash items and changes in assets and liabilities.
     During the first three quarters of 2007, operating cash flows resulted primarily from the net income generated during the period, an increase in accounts payable and accrued liabilities, deferred revenue, and the positive impact of non-cash items reflected in net income such as depreciation and amortization expense, amortization of acquisition related intangible assets, and share-based compensation expense. Net cash provided by operating activities was reduced by increases in inventories and other current assets, and decreases in long-term deferred income taxes and accrued compensation resulting from payment of prior year incentives.
     During the first three quarters of 2006, operating cash flows primarily resulted from the net income generated during the period, an increase in accounts payable and accrued liabilities, as well as the positive impact of non-cash items reflected in net income such as depreciation and amortization expense, and amortization of acquisition related intangible assets. Net cash provided by operating activities was reduced primarily by the contributions made to our defined benefit plans, increases in accounts receivable and inventories, and decreases in accrued compensation, resulting from payment of prior year incentives.
     Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows.
Investing Activities. Net cash used in investing activities was $41.9 million for the first three quarters of 2007 as compared to cash provided by investing activities of $97.9 million for the first three quarters of 2006. Cash flows from our investing activities for the first three quarters of the current year were the result of purchasing and selling marketable investments, proceeds from the sale of corporate equity securities, the acquisition of Minacom, and acquisition of property, plant and equipment.
     For the first three quarters of 2007, cash of $6.4 million was provided by the sales, net of purchases, of marketable investments. For the first three quarters of 2006, cash of $134.1 million was provided by the sale, net of purchases, of marketable investments. This cash was primarily used in 2006 to fund contributions to the U.S. Cash Balance pension plan and to repurchase Tektronix common stock.

Financing Activities. Cash used in financing activities was $160.6 million and $97.3 million for the first three quarters of 2007 and 2006, respectively. Cash flows from our financing activities were primarily the result of repurchases of Tektronix common stock and dividend payments, partially offset by proceeds from employee stock plans.
     For the first three quarters of 2007 and 2006, cash used for the repurchase of Tektronix common stock was $159.3 million and $106.3 million, respectively. For the first three quarters of the current year, 5.6 million shares of Tektronix common stock were repurchased at an average price of $28.55 per share. In the first three quarters of 2006, 4.4 million shares of common stock were repurchased at an average price of $24.27 per share.
     The above noted repurchases of Tektronix common stock were made under authorizations totaling $1.25 billion approved by the Board of Directors. The authority to purchase common stock on the open market or through negotiated transactions included authorizations of $550.0 million in 2000, $400.0 million in 2005, and $300.0 million in the second quarter of 2007. As of February 24, 2007 our cumulative repurchases totaled $877.3 million for 35.4 million shares at an average price of $24.80 per share. The reacquired shares were immediately retired, in accordance with Oregon corporate law. As of February 24, 2007, $372.7 million remained open under these authorizations.
     Proceeds from employee stock plans were $11.3 million and $24.3 million for the first three quarters of 2007 and 2006, respectively.
     Dividend payments were $14.8 million and $15.0 million for the first three quarters of 2007 and 2006, respectively.
     Subsequent to the third quarter of 2007, on March 15, 2007, Tektronix declared a quarterly cash dividend of $0.06 per share for the fourth quarter of 2007. The dividend is payable on April 23, 2007 to shareholders of record at the close of business on April 6, 2007. Tektronix may or may not pay dividends in the future and, if dividends are paid, Tektronix may pay more or less than $0.06 per share per quarter.
     At February 24, 2007, we maintained unsecured bank credit facilities totaling $78.0 million, of which $62.4 million was unused. These facilities do not have an expiration date or a fixed interest rate. In addition, no covenants are required by the banks.

Working Capital
     The following table summarizes working capital as of February 24, 2007 and May 27, 2006:

(In thousands)	Feb. 24, 2007	May 27, 2006

Current assets:
Cash and cash equivalents	$124,379	$215,587
Short-term marketable investments	61,632	121,346
Trade accounts receivable, net of allowance for doubtful accounts of $3,097 and $3,079, respectively	173,179	174,599
Inventories	167,461	156,351
Other current assets	80,198	69,002

Total current assets	606,849	736,885

Current liabilities:
Accounts payable and accrued liabilities	146,512	133,323
Accrued compensation	60,037	71,718
Deferred revenue	93,612	66,677

Total current liabilities	300,161	271,718

Working capital	$306,688	$465,167

     Working capital decreased in the first three quarters of 2007 by $158.5 million. Current assets decreased in these quarters by $130.0 million, largely reflected in lower cash and cash equivalents and short-term marketable investments balances. Together, these balances decreased $150.9 million, primarily due to repurchases of Tektronix common stock. During the third quarter and first three quarters of 2007, we spent $109.1 million and $159.3 million, respectively, for common stock repurchases. Accounts receivable decreased slightly, by $1.4 million, reflecting normally lower sales in our third quarter as compared to the sales in the fourth quarter of last year. Inventories increased $11.1 million in the first three quarters of the current year, primarily related to new product activities and longer in-process times within the Communications Business. Other current assets increased $11.2 million primarily due to the timing of payments for software licenses, property taxes and insurance, which will be amortized ratably, and increases in current deferred taxes and other receivables. In addition, a note receivable was reclassified from long-term to current, as it will become due within a year.
     Current liabilities increased $28.4 million, primarily from increases in deferred revenue. Deferred revenue increased $26.9 million, largely as a result of Communications Business product sales. Accounts payable and accrued liabilities increased $13.2 million, primarily from an increase of $17.6 million for income taxes payable, largely offset by a decrease in trade and other accounts payable of $5.1 million. Accrued compensation decreased $11.7 million, largely related to the payment of 2006 annual incentive compensation and commissions, offset by lower similar accruals for the first three quarters of 2007.
     Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above. Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions, capital expenditures, and contractual obligations through 2007.
     During the third quarter of 2007, Tektronix acquired Minacom, a leading provider of active probe test solutions used by telecommunications carriers, cable multi-system operators, wireless and voice over internet protocol providers worldwide. The purchase price was approximately $27.3 million plus assumed liabilities of $1.2 million.

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
     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Tektronix will be required to adopt this statement by May 26, 2007, the end of fiscal year 2007.
     The impact of adopting SFAS No. 158 cannot be determined until the actuarial valuations are completed and the plan asset values are determined for the current year end as of May 26, 2007. But had SFAS No. 158 been effective as of May 27, 2006, Tektronix would have recorded an additional pension and other postretirement liability of $7.8 million, a reduction of pension asset of $238.5 million, and an additional accumulated other comprehensive loss of $161.0 million, net of tax.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Tektronix will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Financial Market Risk
     Tektronix is exposed to financial market risks, including interest rate and foreign currency exchange rate risks.
     Tektronix maintains a short-term and long-term investment portfolio consisting of asset backed securities, corporate notes and bonds, fixed rate commercial paper, mortgage securities, municipal bonds, and U.S. Treasury and agency notes. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of February 24, 2007 would reduce the market value by $1.5 million, which would be reflected in Accumulated other comprehensive income on the Condensed Consolidated Balance Sheets until sold.
     Tektronix is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Tektronix’ policy is to only enter into derivative transactions when Tektronix has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At February 24, 2007, a 10% adverse movement in exchange rates would result in a $5.2 million loss on British Pound, Euro, Japanese Yen, and Swiss Franc forward contracts with a notional amount of $51.9 million.
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
     Our business depends on capital expenditures of customers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been cyclical and has experienced periodic downturns, which have had a material adverse impact on the demand for equipment and services manufactured and marketed by us. During periods of reduced and declining demand, we may need to rapidly align our cost structure with prevailing market conditions while at the same time motivate and retain key employees. Our net sales and operating results could be adversely affected by the reversal of any favorable trends or any future downturns or slowdowns in the rate of capital investment in these industries. In addition, the telecommunications industry has been going through a period of consolidation in which several major telecommunications operators and equipment manufacturers have either merged with each other or been acquired. This consolidation activity may affect the overall level of capital expenditures made by these operators and equipment manufacturers for test and measurement equipment, and may also affect the relative competitive position between us and our competitors in this market.
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
     We compete with a number of companies in specialized areas of test and measurement products and one large broad line measurement products supplier, Agilent Technologies, Inc. Other competitors include Anritsu Corporation, Catapult Communications Corporation, Harris Corporation, JDS Uniphase Corporation, LeCroy Corporation, NetHawk Group, Radcom Ltd., Rohde & Schwarz, Spirent Communications, Yokogawa Electric Corporation, and many other smaller companies. In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability, and price. Some of our competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which we compete. We face pricing pressures that may have an adverse impact on our earnings. If we are unable to compete effectively on these and other factors, it could have a material adverse effect on our results of operations, financial condition, or cash flows. In addition, we enjoy a leadership position in various core product categories, and continually develop and introduce new products designed to maintain that leadership, as well as to penetrate new markets. Failure to develop and introduce new products that maintain a leadership position or that fail to penetrate new markets may adversely affect operating results.
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
Failure of information technology systems may negatively impact our operating results.
     We depend on our information technology systems for the development, manufacture, distribution, marketing, sales, and support of our products and services. Any failure in those systems may adversely affect our operating results. We intend to perform a significant upgrade to our order management, invoicing, and accounts receivable system in fiscal year 2008. Any failure related to this upgrade could adversely affect our operating results. In addition, because the majority of our products are distributed from a limited number of locations, failure of information technology systems or any other disruption affecting those product locations could have a material adverse impact on our ability to deliver product and on our financial results.

Cancellations, changes, or delays in the implementation or customer acceptance of our products could harm our financial results.
     Large orders, particularly for network management products, typically involve multiple deliverables which may be delivered over an extended period of time greater than the usual six months for our other products. The timing of revenue recognition related to these contracts can impact the sales growth rate in the Communications Business in any single quarter, but the impact on the sales growth rate may not be of the same magnitude or in the same direction as the orders growth rate. Additionally, revenue from a significant portion of our network management solution products is typically recognized upon the completion of system installation or customer acceptance. Delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time. Cancellations, changes, or delays in the implementation or customer acceptance of our products, including but not limited to network management, could harm our financial results.
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
     On May 28, 2006 Tektronix adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R under the modified prospective method using the Black-Scholes option pricing model as described in the statement. Under this accounting standard, we are required to adopt a fair value-based method for measuring the compensation expense related to employee stock awards, which resulted in substantial additional compensation expense. As a result, the adoption of SFAS No. 123R had a material impact on Tektronix’ condensed consolidated financial statements for the first three quarters of 2007 and is expected to continue to have a material effect on the consolidated financial statements in the foreseeable future. See Note 5 “Share-Based Compensation” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for a description of the effects on our results of operations and financial position.
We face other risk factors.
     Our business could be impacted by macroeconomic factors. The recent volatility in energy prices and rising interest rates could have a negative impact on the economy overall and could adversely affect our results of operations, financial condition, or cash flows.
     Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, and the fact that a substantial portion of our sales during a quarter are generated from orders received during that quarter. If any of these risks occur, they could adversely affect our results of operations, financial condition, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Tektronix common stock during the third quarter ended February 24, 2007 were as follows:

				Total Number
				of Shares	Maximum Dollar
		Average		Purchased as	Value of Shares
	Total	Price	Total	Part of Publicly	that May
	Number	Paid Per	Amount	Announced Plans	Yet Be
Fiscal Period	of Shares	Share	Paid	or Programs	Purchased

November 26, 2006 to December 23, 2006	661,500	$28.49	$18,845,823	32,198,679	$462,968,796
December 24, 2006 to January 20, 2007	1,410,000	28.83	40,650,850	33,608,679	422,317,946
January 21, 2007 to February 24, 2007	1,759,700	28.20	49,627,439	35,368,379	$372,690,507

Total	3,831,200	$28.48	$109,124,112

     Since the beginning of the share repurchase program, the above noted repurchases of Tektronix common stock were made under authorizations totaling $1.25 billion approved by the Board of Directors. The authority to purchase common stock on the open market or through negotiated transactions included authorizations of $550.0 million in 2000, $400.0 million in 2005, and $300.0 million in the second quarter of 2007. The reacquired shares were immediately retired, in accordance with Oregon corporate law.
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

April 4, 2007	TEKTRONIX, INC.
	By	/s/ COLIN L. SLADE
Colin L. Slade
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Exhibit Description

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.