Form 10-K
period 2007-05-26
TEKTRONIX INC
filed 2007-07-24
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 26, 2007
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

Securities registered pursuant to Section 12 (g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2.6 billion at November 25, 2006, the last business day of the registrant’s most recently completed second fiscal quarter.

At July 19, 2007, there were 75,927,263 Common Shares of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of 10-K into which incorporated

Registrant’s Proxy Statement dated August 16, 2007	Part III

TEKTRONIX, INC.

Forward-Looking Statements

Statements and information included in this Annual Report on Form 10-K by Tektronix, Inc. (“Tektronix,” “we,” “us,” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.

Forward-looking statements in this Annual Report on Form 10-K include statements regarding Tektronix’ expectations, intentions, beliefs, and strategies regarding the future, including statements regarding trends, cyclicality, and growth in the markets Tektronix sells into, strategic direction, expenditures in research and development, future effective tax rate, new product introductions, changes to manufacturing operations, the cost of compliance with environmental and other laws, the results of legal proceedings, liquidity position, ability to generate cash from continuing operations, expected growth, the potential impact of adopting new accounting pronouncements, financial results including sales, gross margins and earnings per share, obligations under Tektronix’ retirement benefit plans, savings or additional costs from business realignment programs, and the adequacy of deferrals and accruals.

When used in this report, the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “evaluate,” “opinion,” “assume,” “may,” “could,” “future,” “potential,” “probable,” and similar expressions generally identify forward-looking statements.

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

The Company

We are a leading supplier of test, measurement, and monitoring products, solutions and services for the communications, computer, and semiconductor industries — as well as military/aerospace, consumer electronics, education, and a broad range of other industries worldwide. With over 60 years of experience, we provide general purpose test and measurement; video test, measurement, and monitoring; and communications network management and diagnostic products that enable our customers to design, build, deploy, and manage next-generation global communications networks, computing, pervasive, and advanced technologies. We derive revenue principally by developing, manufacturing, and selling a broad range of products and related components, support services, and accessories.

We are organized around two business platforms: the Instruments Business and the Communications Business. The Instruments Business includes general purpose test and measurement products; video test, measurement, and monitoring products; and Maxtek Components Corporation, which manufactures sophisticated hybrid circuits for internal use and for external sale. The Communications Business includes telecommunications network management solutions and services and network diagnostics products.

We are an Oregon corporation organized in 1946. Our headquarters is located at 14200 SW Karl Braun Drive, Beaverton, Oregon 97077, and our telephone number is (503) 627-7111. We maintain operations and conduct business in four major geographies: the Americas, Europe, the Pacific, and Japan. We conduct our operations worldwide through wholly-owned subsidiaries. A reference in this 10-K to “Tektronix” is to Tektronix, Inc. and its subsidiaries, unless the context indicates otherwise.

Our common stock is listed on the New York Stock Exchange under the symbol “TEK.” See Item 5 Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our website is www.tektronix.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed with or furnished to the United States Securities and Exchange Commission (“SEC”) available to the public free of charge on our website as soon as reasonably practicable after making such filings. Our Corporate Governance Guidelines, Business Practices Guidelines, Code of Ethics for Financial Managers, Hiring Guidelines for Independent Auditor Employees and the charters of our Audit Committee, Nominating and Corporate Governance Committee, and Organization and Compensation Committee are also available on our website. Copies of these documents will be mailed to any shareholder, free of charge, upon request. Requests should be directed to: Manager, Investor Relations, Tektronix, Inc., 14200 SW Karl Braun Drive, M/S 55-544, Beaverton, OR 97077-0001. Any amendment to, or waiver from, a provision of Tektronix’ Business Practices Guidelines or Code of Ethics for Financial Managers that applies to Tektronix’ chief executive officer, principal financial officer, principal accounting officer, or controller will be disclosed on our website.

Our Markets and Customers

We develop, manufacture, market, and service test, measurement, and monitoring solutions to a wide variety of customers in many industries, including communications, computing, semiconductors, education, government, military/aerospace, research, automotive, and consumer electronics.

Based on preliminary independent research and internal market analysis for calendar year 2006, the overall test and measurement market is an approximately $10 billion market and includes general-purpose test; communications test and monitoring; video test, measurement and monitoring; and card modular instrumentation. The general-purpose test segment is the broadest of these segments and represents a wide range of tools used by customers across many industries and applications. The communications test segment is focused on application-specific products and solutions for communication equipment manufacturers and network operators. Video test equipment is used by manufacturers, content developers, broadcasters, and distributors of video content to test and monitor the quality of traditional and digital video signals. The card modular segment is focused on a broad set of customers primarily performing automated test. Our products address the needs of the general-purpose test; communications test and monitoring; and video test, measurement, and monitoring market segments.

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

We believe growth in our markets is being driven by several key trends and the underlying technologies that enable them. These underlying technologies create the need for new, more capable test and monitoring products and solutions. In our Instruments Business, these market trends include:

•	faster and easier connections that are used to move massive amounts of data between devices, across computer and communication system backplanes, and within microprocessors, enabled by new, high speed serial interfaces such as High-Definition Multimedia Interface (“HDMI”), Serial Advanced Technology Attachment (“ATA”), and Peripheral Component Interconnect (“PCI”) Express;

•	the proliferation of wireless devices, which are enabled by new, faster, and more sophisticated radio technologies;

•	the pervasiveness of electronics in consumer and other devices, which are enabled by embedded digital system technology; and

•	higher quality and more accessible video content, enabled by digital video technology.

In our Communications Business, these market trends include:

•	the continued increase in wireless users and roll-out of 3G mobile services; and

•	the convergence of voice, data, and video in next generation internet protocol (“IP”) — based multi-service networks driving significant investment as carriers strive to lower cost and compete for triple play services including Internet Protocol Television (“IPTV.”)

In addition, we believe that growth in Asia and related investments in technology will drive and shape our markets.

Our Strategic Focus

Our strategy is to focus our efforts on select product categories where we have a market leadership position or where we believe we can grow to a market leadership position. We have three supporting strategies to drive long-term growth:

•	grow market share in core product categories where we already have a strong market position;

•	leverage existing strengths into adjacent product categories; and

•	expand our addressable market.

The product categories where we believe we have a strong existing market position include oscilloscopes, logic analyzers, signal sources, video test, network management, and network diagnostics. We are leveraging our core strengths in technology, manufacturing, and distribution to develop a strong market position in an adjacent product category — spectrum analyzers. Finally, we are expanding our addressable market for all categories by introducing application-specific products, focusing on market segments with faster growth, and investing in geographic expansion, particularly in China, India, and Eastern Europe.

As a result of investments in this strategy, we believe that our growth will be driven by two primary factors:

•	Our ability to increase our product leadership position in our Instruments Business where we have significantly increased the number of products introduced across the majority of our product categories.

This increase in new product introductions and our ongoing pipeline of new products has been enabled by the increased investment we made in research and development and improved effectiveness of that investment. We believe that these new products will allow us to continue to gain market share and grow our business; and

•	Our ability to win customers in our Communications Business during the transition to modern telecommunication networks. We believe there will be continued investment by network operators worldwide to deploy and manage next-generation mobile data and IP — based technologies. Our strategy is to capitalize on this transition to modern networks by leveraging the technology in our network diagnostics and network management products to win a significant share of the opportunities at the world’s largest network operators.

To accomplish this strategy, we invest in internal product development, where we have a long history of successful product and technology innovation. In addition, we may pursue strategic acquisitions to gain access to technology, products, or markets. Finally, we continue to leverage our strong industry brand, customer needs driven technology and customer relationships, and our global distribution channel to enable us to be successful in our markets.

The electronics industry continues to be very competitive, both in the United States and abroad. We face competition from one broad-line competitor, Agilent Technologies, Inc., which competes with us in multiple product categories, and from a number of companies in specialized areas of test and measurement products, as described below. Primary competitive factors include product performance, technology, product availability, price, and customer service. We believe that our reputation in the marketplace is a significant positive competitive factor.

Our Products

Our products include a broad range of technology based tools and solutions for scientists, engineers, technicians, and network operators who analyze, test, and monitor electronic, optical, and radio frequency (“RF”) devices, components, systems, and subsystems so that technology innovation can be developed, manufactured, deployed, monitored, and maintained.

Our Instruments Business offers general purpose test products, including oscilloscopes, logic analyzers, signal sources and spectrum analyzers, and a variety of video test, measurement, and monitoring products.

Our Communications Business offers network diagnostic equipment, network management solutions, and related support services for both fixed and mobile networks. See Note 22 “Business Segments” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, which contains information on sales by groups of similar products.

General Purpose Test Products.  Our general purpose test products include oscilloscopes, logic analyzers, signal sources, and spectrum analyzers. Based on independent research and our internal market analysis, we are the recognized market leader in worldwide sales of oscilloscopes. Oscilloscopes are the primary general purpose electronic debug tools. Logic analyzers are debug tools used by design engineers to capture, display, and analyze streams of digital data that occur simultaneously over many channels. Signal sources are general purpose stimulus products primarily used in the design and manufacturing of electronic components, subassemblies, and end products in a wide variety of industries. Spectrum analyzers are primarily used in the design and manufacturing of electronic components, subassemblies, and end products which utilize digital RF technology. We provide a unique class of spectrum analyzer products, called real-time spectrum analyzers. Real-time spectrum analyzers enable customers to perform simultaneous frequency, time, and modulation domain measurements on radio frequency signals. They are used in a wide range of industries and applications including, but not limited to, cellular, wireless local area networks, surveillance, radar, and all other products using digital radio technology.

Due to the increased pace of technology and the widespread use of wireless technologies, the test and measurement requirements for rapidly evolving technologies and standards have changed and have become more complex. We offer tools that support and enable these latest technologies and standards.

Our strategy is to leverage our leadership position to develop and maintain a strong market position in each category we participate in by developing leadership products and leveraging our core strengths.

Our primary competitors are Agilent Technologies, Inc., Fluke Corporation, LeCroy Corporation, Rohde & Schwarz, Yokogawa Electric Corporation, and many smaller regional competitors.

Video Test Products.  Based on independent research and our internal market analysis, we are a leading supplier of test and measurement equipment to video equipment manufacturers, content developers, and traditional TV broadcasters. Our equipment is used to ensure delivery of the best possible video experience to the viewer, whether through traditional analog television, or through digital terrestrial, satellite, cable, or broadband services.

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

We compete with a number of large, worldwide electronics firms that manufacture specialized equipment for the television industry, as well as many regional and local competitors. Our competitors include Harris Corporation, Leader Instruments Corporation, and Rohde & Schwarz.

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

Due to the convergence of voice, data, and video into the latest generation IP multi-service mobile and fixed networks, the requirements for monitoring and testing networks and elements in operation have changed and have become more complex. We offer test and monitoring tools that support these latest technologies, networks, and services. Using our high performance hardware platforms and software applications, even the most complex measurements can be conducted in real-time and across geographically and technologically diversified networks. These are key attributes to maximizing the efficiency of the people using our tools and optimizing the revenue generating capability of the elements and networks being tested.

Our strategy is to focus on next-generation communications technologies such as General Packet Radio Service (“GPRS”), 3G Universal Mobile Telecommunications Systems (“UMTS”), Worldwide Interoperability for Microwave Access (“WiMAX”) for mobile networks as well as voice over Internet protocol (“VoIP”) applications and IP Multimedia Subsystem (“IMS”) for fixed and mobile networks, leverage our relationship with the world’s largest network operators and equipment manufacturers, displace competitors in the technology transition to modern communications networks, and provide a seamless portfolio of offerings from development in the lab through live communication networks and across different networks, technologies, and services.

Our primary competitors in this market include Agilent Technologies, Inc., Anritsu Corporation, Astellia Inc., Catapult Communications Corporation, Empirix Inc., JDS Uniphase Corporation, NetHawk Group, Radcom Ltd., Spirent Communications, and in-house providers.

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

Accessories.  We offer a broad range of accessories for our products, including probes, optical accessories, and application software.

Maxtek Components Corporation.  Maxtek Components Corporation, a wholly-owned subsidiary of Tektronix, manufactures sophisticated hybrid circuits for our internal use and for external sale, primarily to customers in the automated test equipment and medical equipment industries, and for military applications.

Manufacturing

Our manufacturing activities primarily consist of assembling and testing products to customer orders. We also perform installation and integration activities at customer sites associated with our network management products. Most product design, assembly, testing, and configuration is performed in-house. However, many major components, sub-assemblies, and peripheral devices are acquired from numerous third-party suppliers. To procure these components, we draw on an integrated global supply base leveraged across the corporation. Because some of these components are unique, disruptions in supply could have an adverse effect on our manufacturing operations. Although supply shortages are experienced from time to time, we currently believe that we will be able to acquire the required materials and components as needed.

Our manufacturing organization, working in conjunction with product development, invests in collaborative engineering processes to accelerate the launch of new products designed for both market and life cycle success. In addition, manufacturing invests in process innovation and structured continuous improvement.

Our primary manufacturing activities occur at facilities located in Beaverton, Oregon and Shanghai, China. In addition, we perform light assembly and software configuration activities in Richardson, Texas, and software configuration services in Berlin, Germany. We perform installation and integration activities for our network management products at customer sites using internal direct labor and third-party integration providers. These installation and integration activities occur in the Americas, Europe, the Pacific, and Japan.

Our manufacturing strategy is to optimize each manufacturing location to specific capabilities and expertise. Our Beaverton, Oregon facility is focused on high complexity and high mix, lower volume products and includes capability for rapid prototyping and development. Our Shanghai, China facility is focused on high volume and lower mix, low cost products and accessories. We have established a formal structured LeanSigma program as our primary methodology for delivering continuous quality, lead time, and productivity improvements.

Sales and Distribution

We maintain our own direct sales and field maintenance organization, staffed with technically trained personnel throughout the world. Sales to end customers are made through our direct sales organization, or independent distributors and resellers located in principal market areas. Some of Tektronix’ independent distributors also sell products manufactured by our competitors.

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

At May 26, 2007, our unfilled orders were $283.2 million, as compared to $244.6 million for unfilled orders at May 27, 2006. A large majority of the unfilled orders will be delivered to customers within one year. In our network management business, we may receive orders that include a multi-year service contract or a requirement to perform development that could delay delivery of all or a portion of an order beyond the upcoming fiscal year. Most orders are subject to cancellation or rescheduling by customers with little or no penalty, and accordingly, backlog on any particular date is not necessarily a reliable indicator of actual sales for any subsequent period. We maintain a general target for backlog for our general purpose test, video test, and network diagnostic products of 6 to 8 weeks. Backlog for our network management products, which are subject to software customization, installation, and customer acceptance before revenue is recognized, is generally 6 to 12 months.

Geographic Areas of Operations

We conduct operations and business worldwide on a geographic basis, with those regions known as the Americas, Europe, the Pacific, and Japan. Our headquarters is located in Beaverton, Oregon. International sales include both export sales from United States subsidiaries and sales by non-U.S. subsidiaries. See Note 22 “Business Segments” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data, which contains information on sales based upon the location of the purchaser and long-lived assets by geographic area.

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

Research and Development

We operate in an industry characterized by rapid technological change, and research and development are important elements in our business. We devote a significant portion of our resources to design and develop new and enhanced products that meet customer needs and can be manufactured cost effectively and sold at competitive prices. In addition, we use contract engineering for some software development and other design services. To focus these efforts, we seek to maintain close relationships with our customers to develop products that meet their needs. Research and design groups and specialized product development groups conduct research and development activities. These activities include: research on basic devices and techniques; the design and development of products, components, and specialized equipment; and the development of processes needed for production. The vast majority of our research and development is devoted to enhancing and developing our own products.

Research and development activities occur in Beaverton, Oregon. Additional software and product development occurs in Richardson, Texas; Berlin, Germany; Shanghai, China; Bangalore, India; Tokyo, Japan; Cambridge and Bristol, England; Padova, Italy; and Montreal, Canada.

Expenditures for research and development during fiscal years 2007, 2006, and 2005 were $199.9 million, $183.4 million, and $163.5 million, respectively. Substantially all of these funds were generated by us. During fiscal year 2007, we also incurred a charge of $1.6 million for acquired in-process research and development in connection with the acquisition of Minacom. See “Acquisitions” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Form 10-K.

Patents and Intellectual Property

We hold approximately 660 patents in the United States, which cover a wide range of products and technologies and have various expiration dates. While our intellectual property rights are important to our success, we believe that our business as a whole is not materially dependent on any patent, trademark, license, or other intellectual property right. It is our strategy to seek patents in the United States and appropriate other countries for our significant patentable developments. However, electronic equipment as complex as most of our products generally are not patentable in their entirety. We also seek to protect significant trademarks and software through trademark registration and copyright. As with any company whose business involves intellectual property, we are subject to claims of infringement and there can be no assurance that any of our proprietary rights will not be challenged, invalidated, or circumvented, or that these rights will provide significant competitive advantage.

Employees

At May 26, 2007, we had 4,541 employees, of whom 1,746 were located in countries other than the United States. At May 27, 2006, we had 4,359 employees, of whom 1,634 were located in countries other than the United States. Our employees in the United States and most other countries are not covered by collective bargaining agreements. We believe that relations with our employees are good.

Environment

Our facilities and operations are subject to numerous laws and regulations concerning the discharge of materials into the environment, or otherwise relating to protection of the environment. We previously operated a licensed hazardous waste management facility at our Beaverton campus. We have entered into a consent order with the Department of Environmental Quality (“DEQ”) permitting closure of the facility, and requiring us to engage in ongoing monitoring and cleanup activities, primarily in the nature of remediation of subsurface contamination occurring over many years. For additional information, see “Critical Accounting Estimates — Contingencies” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II of this Form 10-K. Although the sources of that contamination have been remedied and we continue to work closely with environmental authorities for its clean-up, no assurances can be given we will not, as a result of changes in the law or the regulatory environment in general, be required to incur significant additional expenditures.

We completed and filed a feasibility study with the DEQ during fiscal year 2007. We are currently in the processes of revising the feasibility study to address comments from the DEQ. We expect completion of the revised feasibility study during fiscal year 2008, the result of which could change management’s estimate of the liability. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability.

We believe that our operations and facilities comply in all material respects with applicable environmental laws and worker health and safety laws, and although future regulatory actions cannot be predicted with certainty, compliance with environmental laws is not expected to have a material effect upon capital expenditures, earnings, or the competitive position of Tektronix.

Executive Officers of Tektronix

The following are the executive officers of Tektronix:

			Has Served
			as an
			Executive Officer
			of Tektronix
Name	Position	Age	Since

Richard H. Wills	Chairman of the Board, President and Chief Executive Officer	52	1997
Colin L. Slade	Senior Vice President and Chief Financial Officer	53	2000
Richard D. McBee	Senior Vice President, Communications Business	44	2001
James F. Dalton	Senior Vice President, Corporate Development, General Counsel and Secretary	48	1998
Craig L. Overhage	Senior Vice President, Instruments Business	45	2001
Susan G. Kirby	Vice President, Human Resources	57	2004
John T. Major	Vice President, Worldwide Manufacturing	47	2004

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

All of the named executive officers have been employed by Tektronix in management positions for at least five years, with the exception of Mr. Major, who joined Tektronix in October 2003 and became an executive officer in May 2004.

Richard H. (Rick) Wills is Chairman of the Board, President and Chief Executive Officer of Tektronix. Mr. Wills joined Tektronix in 1979. From 1991 through 1993, he was Oscilloscope Product Line Director. He held the position of Worldwide Director of Marketing for the Measurement Business Division in 1993 and 1994 and was Vice President and General Manager of the Measurement Division’s Design Service and Test Business Unit from

1995 to 1997. Mr. Wills was President of the Tektronix Americas Operations during the last half of 1997. In December 1997, he was elected President, European Operations, and in 1999 he was elected President of Tektronix’ Measurement Business. Mr. Wills was elected a director of Tektronix in January 2000, when he was elected President and Chief Executive Officer of Tektronix. He was elected Chairman of the Board in September 2001.

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

Susan G. Kirby has served as Vice President, Human Resources since February 2004. Ms. Kirby joined Tektronix in 1981 and has held a variety of positions. Before being appointed to her current position, she served as Vice President, Investor Relations and Treasurer since 2001. From 2000 to 2001, she held the position of Director of Investor Relations, and from 1999 to 2000, she served as International Controller and Director of Operations. From 1997 to 1999, she was the Pacific Region Controller.

John T. Major has served as Vice President of Worldwide Manufacturing since February 2004. Mr. Major joined Tektronix in October 2003 as Vice President and General Manager of Worldwide Customer Service until being appointed to his current position. He served as Vice President of Customer Service for the Xerox Corporation from January 2000 to October 2003, and as Director of Print Heads and Ink Manufacturing in the Color Printing and Imaging Division Business at Tektronix from 1999 to 2000.

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

Our business depends on capital expenditures of customers in a wide range of industries, including the telecommunications, semiconductor, and computer industries. Each of these industries has historically been cyclical and has experienced periodic downturns, which have had a material adverse impact on the demand for equipment and services manufactured and marketed by us. During periods of reduced and declining demand, we may need to rapidly align our cost structure with prevailing market conditions while at the same time continuing to motivate and retain key employees. Our net sales and operating results could be adversely affected by the reversal of any favorable trends or any future downturns or slowdowns in the rate of capital investment in these industries. In addition, the telecommunications industry has been going through a period of consolidation in which several major telecommunications operators and equipment manufacturers have either merged with each other or been acquired. This consolidation activity may affect the overall level of capital expenditures made by these operators and equipment manufacturers for test and measurement equipment and may also affect the relative competitive position between us and our competitors in this market.

Rapid changes in technology require timely introduction of competitive products and any failure to anticipate such changes and introduce competitive products could adversely affect our results of operations and financial condition.

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

Competition is intense, may further intensify, and could result in the loss of market share, reduced margins, and increased downward pricing pressure.

We compete with a number of companies in specialized areas of test and measurement products and one large broad line measurement products supplier, Agilent Technologies, Inc. Other competitors include Anritsu Corporation, Astellia Inc., Catapult Communications Corporation, Empirix Inc., Fluke Corporation, Harris Corporation, JDS Uniphase Corporation, Leader Instruments Corporation, LeCroy Corporation, NetHawk Group, Radcom Ltd., Rohde & Schwarz, Spirent Communications, Yokogawa Electric Corporation, and many other smaller companies. In general, the test and measurement industry is a highly competitive market based primarily on product performance, technology, customer service, product availability, and price. Some of our competitors may have greater resources to apply to each of these factors and in some cases have built significant reputations with the customer base in each market in which we compete. We may face pricing pressures that could have an adverse impact on our earnings. If we are unable to compete effectively on these and other factors, it could have a material adverse effect on our results of operations, financial condition, or cash flows. In addition, we enjoy a leadership position in various core product categories, and continually develop and introduce new products designed to maintain that leadership, as well as to penetrate new markets. Failure to develop and introduce new products that allow us to maintain a leadership position or that fail to penetrate new markets may adversely affect operating results.

We depend on sole and limited source suppliers to provide various key components, services, and licenses necessary to meet critical product and delivery schedules, and any inability on the part of those suppliers to meet our requirements could adversely affect our results of operations.

Our manufacturing operations are dependent on the ability of suppliers to deliver high quality components, subassemblies, and completed products in time to meet critical manufacturing and distribution schedules. We buy a significant portion of our circuit boards from two suppliers and a significant portion of our Application Specific Integrated Circuits (“ASICs”) from two suppliers. Both circuit boards and ASICs are important components of our products and are built to our specifications. We believe other suppliers could build the circuit boards; however, there are a limited number of suppliers that could build ASICs to our specifications. In some cases, we have acquired materials to support a last time buy request, and we must safely store such amounts in our facilities. We believe we purchase sufficient amounts in response to a last time buy request, but the acquired materials will be our only supply. Significant damage to the facility could impair the safekeeping of these materials and any resulting damage to the materials could adversely affect our results of operations. In addition, we periodically experience constrained supply of component parts in some product lines as a result of strong demand in the industry for those parts. These constraints, if persistent, may adversely affect operating results until alternate sourcing can be developed. There is increased risk of supplier constraints in periods where we are increasing production volume to meet customer demands. Volatility in the prices of these component parts, an inability to secure enough components at reasonable prices to build new products in a timely manner in the quantities and configurations demanded or, conversely, a temporary oversupply of these parts, could adversely affect our future operating results. In addition, we use various sole source components that are integral to a variety of products. Disruption in key sole or limited source suppliers could have a significant adverse effect on our business and results of operations.

We are dependent on various third-party logistics providers to distribute our products throughout the world. Any disruptions in their ability to ship products to our customers could have a significant adverse effect on our business and results of operations.

We rely upon software licensed from third parties. If we are unable to maintain these software licenses on commercially reasonable terms, our business, financial condition, results of operations, or cash flow could be harmed.

Failure of information technology systems may negatively impact our operating results.

We depend on our information technology systems for the development, manufacture, distribution, marketing, sales, and support of our products and services. Any failure in those systems may adversely affect our operating results. Beginning in the first quarter of fiscal year 2008, we are performing a significant upgrade to our order management, invoicing, and accounts receivable system. Any failure arising out of this upgrade could adversely affect our operating results. In addition, because the majority of our products are distributed from a limited number of locations, failure of information technology systems or any other disruption affecting those product locations could have a material adverse impact on our ability to deliver product and on our financial results.

Cancellations, changes, or delays in the implementation or customer acceptance of our products could harm our financial results.

Large orders, particularly for network management, typically involve multiple deliverables which may be delivered over an extended period of time greater than the usual six months for our other products. Additionally, revenue from a significant portion of our network management solution products is typically recognized upon the completion of system installation or customer acceptance. As a result, the timing of revenue recognition related to these contracts can impact the sales growth rate in the Communications Business in any single quarter. Also, delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time. In addition, cancellations, changes, or delays in the implementation or customer acceptance of our products, including but not limited to network management, could harm our financial results.

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

We have included security features in some of our network management products that are intended to protect the privacy and integrity of customer data. Despite the existence of these security features, these products may be vulnerable to breaches in security due to unknown defects in the security mechanisms, as well as vulnerabilities inherent in the operating system or hardware platform on which the product runs or the networks linked to that platform. Security vulnerabilities, regardless of origin, could jeopardize the security of information stored in and transmitted through the computer systems of our customers. Any security problem may require significant expenditures to solve and could materially harm our reputation and product acceptance.

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

Failure to maintain and protect our intellectual property and the intellectual property licensed from others could adversely affect our results of operations and financial condition.

As a technology-based company, our success depends on developing and protecting our intellectual property. We rely generally on patent, copyright, trademark, and trade secret laws in the United States and abroad. Electronic equipment as complex as most of our products, however, is generally not patentable in its entirety. We also license intellectual property from third parties and rely on those parties to maintain and protect their technology. We cannot be certain that actions we take to establish and protect proprietary rights will be adequate, particularly in countries (including China) where intellectual property rights are not highly developed or protected. If we are unable to adequately protect our technology, or if we are unable to continue to obtain or maintain licenses for protected technology from third parties, it could have a material adverse effect on our results of operations, financial condition, or cash flows. From time to time in the usual course of business, we receive notices from third parties regarding intellectual property infringement or take action against others with regard to intellectual property rights. Even where we are successful in defending or pursuing infringement claims, we may incur significant costs. In the event of a successful claim against us, we could lose our rights to needed technology or be required to pay license fees for the infringed rights, either of which could have an adverse impact on our business.

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

Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers and the fact that a substantial portion of our sales during a quarter are generated from orders received during that quarter. If any of these risks occur, they could adversely affect our results of operations, financial condition, or cash flows.

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

The Beaverton facilities are located in a business park (the “Howard Vollum Business Park”), which is owned by Tektronix. The Howard Vollum Business Park includes numerous buildings arranged in a campus-like setting and contains an aggregate of approximately 1.3 million gross square feet of enclosed floor space. Warehouses, production facilities, and other critical operations are protected by fire sprinkler installations. Tektronix leases approximately 241,000 square feet in Richardson, Texas, of which 213,000 square feet is used for operations and 28,000 square feet is vacant.

Tektronix leases approximately 41,000 square feet of office space in Tokyo, Japan that is used for design, sales, marketing, and administrative activities and leases 11,700 square feet in Ninomiya, Japan for product service and repair. Tektronix leases approximately 100,000 square feet of facilities in Shanghai, China, mainly for manufacturing purposes.

Research and development for some video test products using MPEG compression technology, as well as the marketing efforts for those products, occurs at a leased facility located in Cambridge, England. Space is leased in Bristol, England for video test software development. Design and manufacturing space for communications test products is also leased in Berlin, Germany and Padova, Italy. Tektronix leases and partially owns a facility in Bangalore, India that is used for software design.

Tektronix leases sales and service field offices throughout the world. The following is a summary of worldwide owned and leased space (in square feet):

Location	Owned Space	Leased Space	Total Space

United States:
Beaverton, OR	1,309,830	500	1,310,330
Richardson, TX	—	241,372	241,372
Sales Offices	—	16,277	16,277
Other Americas	—	13,500	13,500
Europe	—	195,938	195,938
Pacific	14,272	221,348	235,620
Japan	—	69,459	69,459

Totals	1,324,102	758,394	2,082,496

Item 3.	Legal Proceedings.

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

Tektronix common stock is traded on the New York Stock Exchange under the symbol “TEK.” There were 3,703 shareholders of record as of July 19, 2007, and on that date there were 75,927,263 common shares outstanding. Many of Tektronix’ shares are held by brokers and other institutions on behalf of shareholders, and the number of such beneficial owners represented by the record holders is not known or readily estimable. The closing price on July 19, 2007 was $34.90.

The following table summarizes the high and low closing sales prices for the common stock as reported by the New York Stock Exchange in each quarter during the last two fiscal years:

Quarter	High	Low

Year Ending May 26, 2007:
Fourth Quarter	$30.27	$28.01
Third Quarter	31.38	27.63
Second Quarter	31.78	27.47
First Quarter	32.17	26.32
Year Ending May 27, 2006:
Fourth Quarter	$36.70	$30.26
Third Quarter	31.41	25.36
Second Quarter	26.63	22.73
First Quarter	25.29	22.56

In fiscal years 2007 and 2006, Tektronix declared and paid a quarterly cash dividend of $0.06 per common share, for a total of $0.24 per common share for each fiscal year. Tektronix may or may not pay dividends in the future and, if dividends are paid, Tektronix may pay more or less than $0.06 per share per quarter.

Information required by this item regarding equity compensation plans is included in Note 5 “Share-Based Compensation” of the Notes to Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data of this report.

Purchases of Tektronix common stock during the fourth quarter ended May 26, 2007 were as follows:

				Total Number
				of Shares	Maximum Dollar
	Total	Average		Purchased as	Value of Shares
	Number of	Price	Total	Part of Publicly	that May
	Shares	Paid Per	Amount	Announced Plans	Yet Be
Fiscal Period	Purchased	Share	Paid	or Programs	Purchased

February 25, 2007 to March 24, 2007	459,600	$28.44	$13,073,078	35,827,979	$359,617,429
March 25, 2007 to April 21, 2007	154,500	28.44	4,394,386	35,982,479	355,223,043
April 22, 2007 to May 26, 2007	487,800	29.43	14,356,895	36,470,279	$340,866,148

Total	1,101,900	$28.88	$31,824,359

Repurchases of Tektronix common stock were made under authorizations totaling $1.25 billion approved by the Board of Directors in fiscal years 2000, 2005, and 2007. These authorizations allow Tektronix, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date. During fiscal years 2007 and 2006, Tektronix repurchased a total of 6.7 million and 4.8 million shares, respectively, at an average price per share of $28.61 and $25.02, respectively, for $191.1 million and $120.8 million, respectively. As of May 26, 2007, Tektronix has repurchased a total of 36.5 million shares at an average price of $24.93 per share totaling $909.1 million under these authorizations. The reacquired shares were immediately retired, as required under Oregon corporate law.

Subsequent to the end of fiscal year 2007, the Board of Directors authorized an additional $350.0 million for share repurchases, bringing the total authorization to $1.6 billion.

In addition, in June 2007, Tektronix issued $345.0 million principal amount of convertible notes due on July 15, 2012. The primary use of the proceeds will be for additional repurchases under our share repurchase program and for other corporate purposes. Concurrent with this debt placement, Tektronix repurchased 3.2 million shares of common stock, at an average price per share of $34.57, for $110.0 million.

Stock Performance Graph

The graph below compares the cumulative 5-year total return of holders of Tektronix common stock with the cumulative total returns of the S&P 500 index and the S&P Information Technology index. The graph assumes that the value of the investment in Tektronix common stock and in each of the indices (including reinvestment of dividends) was $100 on May 31, 2002 and tracks it through May 31, 2007.

Comparison of Five-Year Cumulative Total Return for Tektronix, S&P 500,
and S&P Information Technology Index

			S&P
			Information
			Technology
Fiscal Year	Tektronix	S&P 500	Index
2002	100.00	100.00	100.00
2003	103.94	91.94	94.48
2004	156.25	108.79	115.24
2005	113.12	117.75	116.29
2006	156.84	127.92	117.14
2007	153.63	157.08	144.11

Item 6.	Selected Financial Data.

The following selected financial data, which were derived from audited consolidated financial statements, should be read in conjunction with Tektronix’ consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

CONSOLIDATED FINANCIAL PERFORMANCE
Amounts in millions, except per share data

	2007	2006	2005 (a)(b)	2004 (b)	2003 (b)

Net sales	$1,105.2	$1,039.9	$1,034.7	$920.6	$791.0
Gross margin %	59.8%	59.8%	59.8%	56.8%	51.3%
Earnings from continuing operations (c) (d)	$87.3	$90.9	$78.9	$118.2	$35.1
Earnings per share:
Continuing operations — basic	$1.09	$1.09	$0.91	$1.40	$0.40
Continuing operations — diluted	$1.07	$1.08	$0.89	$1.37	$0.40
Weighted average shares outstanding:
Basic	80.2	83.3	86.8	84.7	87.1
Diluted	81.8	84.4	88.2	86.0	87.4
Cash dividends declared per share	$0.24	$0.24	$0.22	$0.12	$—
Total assets	$1,409.3	$1,634.1	$1,460.3	$1,348.5	$1,384.7
Long-term debt, excluding current portion	$—	$—	$0.1	$0.5	$55.0

(a)	Financial data for fiscal year 2005 only included eight months of the results of operations of Inet which was acquired on September 30, 2004, but fiscal years 2007 and 2006 included twelve months of Inet operations results.

(b)	Included net sales related to distribution of Rohde & Schwarz products of $23.1 million, $87.3 million, and $58.2 million for fiscal years 2005, 2004, and 2003, respectively. This distribution agreement was discontinued during fiscal year 2005.

(c)	Included business realignment costs of $9.1 million, $9.8 million, $3.1 million, $22.8 million, and $34.6 million for fiscal years 2007, 2006, 2005, 2004, and 2003, respectively.

(d)	Included acquisition related costs (credits) and amortization of $7.9 million, $8.6 million, $41.6 million, $(51.0) million, and $3.5 million for fiscal years 2007, 2006, 2005, 2004, and 2003, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of the operating performance and financial condition of Tektronix. A discussion of our business, including our strategy, products, and competition, is included above in Part I of this Form 10-K.

Overview

We are a leading supplier of test, measurement, and monitoring products, solutions, and services to the communications, computer, and semiconductor industries — as well as military/aerospace, consumer electronics, education, and a broad range of other industries worldwide. We enable our customers to design, build, deploy, and manage next-generation global communications networks, computing, pervasive, and advanced technologies. We derive revenue principally by developing, manufacturing, and selling a broad range of products and related components, support services, and accessories.

Our fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2007, 2006, and 2005 included 52 weeks. Fiscal year 2008 will be the 53 weeks ending May 31, 2008. Unless otherwise stated, all dates and references to years or quarters refer to our fiscal years or fiscal quarters.

Our strategy is to focus our efforts on select product categories where we have a market leadership position or where we believe we can grow to a market leadership position. We have three supporting strategies to drive long term growth: grow market share in core product categories where we already have a strong market position, leverage existing strengths into adjacent product categories, and expand our addressable market. As a result of investments in this strategy, we believe that growth for Tektronix will be driven by the increased number of products introduced across the majority of our product categories, and by our ability to win customers in the transition to modern telecommunication networks.

We are organized around two business platforms: the Instruments Business and the Communications Business. The Instruments Business includes general purpose test and measurement products; video test, measurement, and monitoring products; and Maxtek Components Corporation (“Maxtek”), which manufactures sophisticated hybrid circuits for internal use and for external sale. The Communications Business includes telecommunications network management solutions and services, and network diagnostics products.

We maintain operations and conduct business in four major geographies: the Americas, Europe, the Pacific, and Japan.

Our results of operations and financial condition may be affected by a variety of factors. In our opinion, the most significant of these factors include the economic strength of the technology markets into which we sell our products, our ability to develop compelling technology solutions and deliver these to the marketplace in a timely manner, and the actions of competitors. The significant risk factors affecting Tektronix are discussed above in Item 1A Risk Factors of Part I of this Form 10-K.

The markets that we serve are very diverse and include a cross-section of technology industries. Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector. In the fourth quarter of 2005 and into the first quarter of 2006 orders softened in a number of our product areas and in most regions. Toward the end of the first quarter of 2006, our markets began to strengthen and that strengthening continued through the remainder of 2006. Our markets remained stable into the first quarter of 2007, but in the second quarter of 2007 we observed a weakening in the communications market, primarily driven by consolidations of network equipment manufacturers as well as some slowing of capital expenditures by network operators that continued for the remainder of the year.

We face significant competition in many of the markets in which we sell our products. We compete on many factors including product performance, technology, product availability, and price. To compete effectively, we must deliver compelling products to the market in a timely manner. Accordingly, we make significant investments into the research and development of new products and the sales channels necessary to deliver products to the market. Even during periods where economic conditions have reduced our revenues, we continued to invest significantly in the development of new products and sales channels. A discussion of our products and competitors is included above in Item 1 Business of Part I of this Form 10-K.

Acquisitions

On November 27, 2006, we acquired Minacom, a leading provider of active probe test solutions used by telecommunications carriers, cable multi-system operators, wireless, and voice over internet protocol providers worldwide. The purchase price was approximately $27.3 million plus assumed liabilities of $1.2 million.

On November 8, 2005, we acquired Vqual Ltd., a leading provider of software tools for analysis, test, and optimization of compressed digital media, based in Bristol, England. This acquisition enables us to offer our customers a complete suite of in-house compressed video analysis products. The purchase price was approximately $7.4 million and is subject to upward adjustment based on achievement of predetermined sales levels through July 2007.

On June 13, 2005, we acquired TDA Systems, a small supplier of time domain software tools for high speed serial data customers. The purchase price was approximately $4.6 million, including $2.1 million in shares of our common stock and $2.0 million in cash.

On September 30, 2004, we acquired Inet Technologies, Inc., a company that engaged primarily in network monitoring. The acquisition of Inet further expanded our network management and diagnostics product offerings. The purchase price was approximately $543.6 million. See Note 6 “Acquisitions” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for additional information.

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

Total business realignment costs were $9.1 million in 2007. During the first quarter of 2007, we incurred business realignment costs of $2.6 million associated with the acquisition of Inet and actions taken to realize business synergies. Business realignment costs were negligible during the second and third quarters of the current year. However, during the second quarter of this year, we observed a weakening in the communications market, primarily driven by consolidations of network equipment manufacturers as well as some slowing of capital expenditures by network operators. In the fourth quarter of 2007, we began to take actions in response to the change in market conditions primarily in our communications business in order to appropriately align our cost structure to achieve our business model goals. Business realignment costs incurred in the fourth quarter of 2007 were $6.3 million. The total business realignment costs of $9.1 million during 2007 included severance and related costs of $9.0 million for 76 employees and $0.1 million for contractual obligations. At May 26, 2007, liabilities remained for the severance and related benefits of 84 employees.

At the end of 2005 and into the first quarter of 2006, we experienced softening in orders primarily in our general purpose product categories. In response, we took actions to reduce our cost structure. During this time period, we also took actions to realize business synergies as a result of the acquisition of Inet. Business realignment costs of $9.8 million during 2006 included severance and related costs of $11.1 million for 120 employees, $0.3 million for contractual obligations, and a net $1.6 million credit for currency gains primarily related to the closure of three subsidiaries in Europe. At May 27, 2006, liabilities remained for the severance and related benefits of 41 employees.

Business realignment costs of $3.1 million during 2005 were primarily for severance and related costs for activity in Europe that had been initiated in previous years. For 2005, business realignment costs included severance and related costs of $2.2 million for 37 employees, $0.9 million for contractual obligations, and $0.2 million for accelerated depreciation of assets, offset by a $0.2 million credit from net accumulated currency translation gains. At May 28, 2005, liabilities of $1.3 million remained for the severance and related benefits of 15 employees for actions taken in 2005, 2004, and 2003. The remaining $1.0 million liability was for continuing payments on contractual obligations, some of which span several years.

Activity for the above described actions during 2007 was as follows:

		Costs
	Balance	Incurred			Balance
	May 27,	and Other	Cash	Non-cash	May 26,
	2006	Adjustments	Payments	Adjustments	2007
	(In thousands)

2007 Actions:
Employee severance and related benefits	$—	$8,296	$(2,036)	$26	$6,286
Contractual obligations	—	303	(303)	—	—
Accumulated currency translation loss, net	—	21	—	(21)	—

Total	—	8,620	(2,339)	5	6,286

2006 Actions:
Employee severance and related benefits	4,867	787	(4,600)	(85)	969

Total	4,867	787	(4,600)	(85)	969

2005 Actions:
Employee severance and related benefits	11	—	(11)	—	—

Total	11	—	(11)	—	—

2004 Actions:
Employee severance and related benefits	613	(38)	(330)	—	245

Total	613	(38)	(330)	—	245

2003 and 2002 Actions:
Employee severance and related benefits	3	(3)	—	—	—
Contractual obligations	511	(227)	(284)	—	—

Total	514	(230)	(284)	—	—

Total of all actions	$6,005	$9,139	$(7,564)	$(80)	$7,500

Activity for the above described actions during 2006 was as follows:

		Costs
	Balance	Incurred			Balance
	May 28,	and Other	Cash	Non-cash	May 27,
	2005	Adjustments	Payments	Adjustments	2006
	(In thousands)

2006 Actions:
Employee severance and related benefits	$—	$11,142	$(6,275)	$—	$4,867
Contractual obligations	—	259	(259)	—	—
Accumulated currency translation gain, net	—	(1,603)	—	1,603	—

Total	—	9,798	(6,534)	1,603	4,867

2005 Actions:
Employee severance and related benefits	568	(143)	(414)	—	11
Contractual obligations	103	49	(152)	—	—

Total	671	(94)	(566)	—	11

2004 Actions:
Employee severance and related benefits	681	98	(208)	42	613

Total	681	98	(208)	42	613

2003 and 2002 Actions:
Employee severance and related benefits	2	—	—	1	3
Contractual obligations	926	45	(460)	—	511

Total	928	45	(460)	1	514

Total of all actions	$2,280	$9,847	$(7,768)	$1,646	$6,005

Activity for the above described actions during 2005 was as follows:

		Costs
	Balance	Incurred			Balance
	May 29,	and Other	Cash	Non-cash	May 28,
	2004	Adjustments	Payments	Adjustments	2005
	(In thousands)

2005 Actions:
Employee severance and related benefits	$—	$2,447	$(1,879)	$—	$568
Asset impairments	—	345	—	(345)	—
Contractual obligations	—	525	(639)	217	103
Accumulated currency translation gain	—	(236)	—	236	—

Total	—	3,081	(2,518)	108	671

2004 Actions:
Employee severance and related benefits	5,335	(235)	(4,419)	—	681
Asset impairments	—	(97)	—	97	—
Contractual obligations	409	327	(737)	1	—

Total	5,744	(5)	(5,156)	98	681

2003 Actions:
Employee severance and related benefits	294	(20)	(272)	—	2
Contractual obligations	1,240	35	(479)	109	905

Total	1,534	15	(751)	109	907

2002 Actions:
Employee severance and related benefits	152	9	(161)	—	—
Contractual obligations	54	—	(33)	—	21

Total	206	9	(194)	—	21

Total of all actions	$7,484	$3,100	$(8,619)	$315	$2,280

Critical Accounting Estimates

We have identified the “critical accounting estimates” that are most important to our portrayal of the financial condition and operating results and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses are included in share-based compensation, revenue recognition, contingencies, goodwill and intangible asset valuation, pension plan assumptions, and the valuation of deferred income taxes and income tax contingencies.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Beginning May 28, 2006, the first day of fiscal year 2007, we adopted the provisions of SFAS No. 123R under the modified prospective transition method using the Black-Scholes option pricing model. In accordance with this transition method, we have not restated prior periods for the effect of compensation expense calculated under SFAS No. 123R. The Black-Scholes valuation model includes subjective and complex assumptions for expected life, risk-free interest rate, volatility, and dividend yields. Expected life is the weighted average length of time that options are outstanding before they are exercised. Historic exercise behavior, vesting periods and the weighted average remaining contractual life of outstanding options are all considered in the calculation of expected life. The risk-free interest rates are equal to the U.S. Treasury yield curve rates, of the same expected life, at grant. Stock price volatility for Tektronix is based on historic volatility and is calculated using weekly stock prices for a time period similar to the expected life of the option being valued. An increase to the expected life, risk-free interest rates, or the stock price volatility assumptions will all result in an increase to the Black-Scholes valuation and could have a material impact on the results of operations. Based on past and expected future share-based compensation deductions, we believe we will have the ability to recognize tax benefits associated with the majority of our share-based compensation for the foreseeable future. See Note 5 “Share-Based Compensation” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for additional information on this adoption and a description of the effects on our results of operations and financial position.

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

As of May 26, 2007, $8.1 million of contingencies were recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, which consisted of $6.6 million for environmental exposures and $1.5 million for other contingent liabilities.

As of May 27, 2006 the balance of the contingencies related to the Color Printing and Imaging Division (“CPID”) disposition in fiscal year 2000 was $5.0 million. During fiscal year 2007, we recognized a $5.0 million pre-tax gain in discontinued operations related to the sale. Recognition of this $5.0 million gain had previously been deferred as management did not believe that the conditions necessary to recognize this gain existed. During the current fiscal year, management determined that persuasive objective evidence supporting the recognition of the $5.0 million pre-tax gain existed, which included a lack of claims activity associated with certain exposures underlying the contingencies, and analysis of the enforceability of potential claims related to this contingency, given the passage of time since the closing of the sale. See Note 7 “Discontinued Operations” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further information.

Included in contingent liabilities was $6.6 million specifically associated with the closure and cleanup of a licensed hazardous waste management facility at our Beaverton, Oregon, campus. The initial liability was established in 1998, and we base ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in fiscal year 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.

We completed and filed a feasibility study with the Department of Environmental Quality (“DEQ”) during fiscal year 2007. Based on the recommendations in the feasibility study, our best estimate of the cost for remediation of the environmental exposure was $6.8 million. The $6.8 million was an increase of $4.8 million over the fiscal year 2006 estimate of $2.0 million which was the low end of a range of $2.0 million to $10.0 million. Of the $6.8 million, a reserve of $6.6 million remained at the end of fiscal year 2007. These costs are expected to be incurred over the next several years. We are currently in the process of revising our feasibility study to address comments from the DEQ. We expect completion of the revised feasibility study during fiscal year 2008, the result of which could change our estimate of the liability. If events or circumstances arise that are unforeseen to us as of the balance sheet date, actual costs could differ materially from the recorded liability.

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

SFAS No. 142 requires goodwill not to be amortized, but to be reviewed for impairment annually and more frequently if events or circumstances indicate that the goodwill may be impaired. The impairment test uses a two-step process. The first step identifies potential impairment by comparing the fair value of the reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, then the second step is performed to determine the amount of impairment loss, if any. As of May 26, 2007, the balance of goodwill, net was $326.5 million, which was recorded on the Consolidated Balance Sheets. The major component of the goodwill balance was $220.2 million resulting from the Inet acquisition.

For intangible assets with finite useful lives that are not software-related, we amortize the cost over the estimated useful lives and assess any impairment by estimating the future cash flow from the associated asset in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” If the estimated undiscounted cash flows related to these assets decrease in the future or the useful life is shorter than originally estimated, we may incur charges to impair these assets. The impairment would be based on the estimated discounted cash flows associated with each asset. Impairment could result if the underlying technology fails to gain market acceptance, we fail to deliver new products related to these technology assets, the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable.

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

We do not amortize intangible assets with indefinite useful lives. However, we reevaluate these intangible assets each reporting period. If we subsequently determine that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. We review nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to net earnings if the carrying value exceeded the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of May 26, 2007 resulted primarily from the Inet acquisition during the second quarter of 2005. The nonamortizable intangible assets were recorded at their fair values as of the acquisition date and no events or circumstances have arisen that would indicate that the nonamortizable intangible assets may be impaired.

As of May 26, 2007, we had $70.3 million of non-goodwill intangible assets recorded in Other long-term assets on the Consolidated Balance Sheets, which were primarily from the Inet acquisition. These acquired intangible assets from acquisitions include patent intangibles and licenses for certain technologies.

We perform our annual goodwill and nonamortizable intangible asset impairment tests in the second quarter of each fiscal year. There were no impairment charges associated with goodwill and intangible assets in 2007, 2006, or 2005.

Pension Plans

We offer defined benefit pension plan benefits to employees in certain countries. The Cash Balance pension plan in the United States is our largest defined benefit pension plan. Employees hired after July 31, 2004 do not participate in the U.S. Cash Balance pension plan. We maintain less significant defined benefit plans in other countries including the United Kingdom, Germany, Japan, and Taiwan. During the third quarter of the current year, we settled the Netherlands pension plan resulting in a $1.5 million settlement gain.

Effective with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” as of May 26, 2007, we are required to recognize the overfunded or underfunded status of a benefit plan as an asset or liability on our statement of financial position. The funded status of a benefit plan is measured as the difference between the fair value of plan assets and the benefit obligation as of the measurement date. We measure benefit obligations, the fair value of plan assets, and the impact of significant assumptions at the end of each fiscal year. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

Upon adoption of SFAS No. 158, we recorded an after-tax adjustment of $127.2 million to the ending balance of accumulated other comprehensive loss for pension and postretirement benefit plans. The accumulated other comprehensive loss, before tax, consisted of $216.5 million of unrecognized actuarial loss, $5.6 million of unrecognized prior service income, and $0.4 million of unrecognized transition cost for pension and postretirement benefit plans. See Note 26 “Benefit Plans” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further information.

Pension plans are a significant cost of doing business and the related obligations are expected to be settled far in the future. Accounting for defined benefit pension plans results in the recognition of pension liabilities and/or pension assets and net periodic pension cost over employees’ expected service periods based on the terms of the plans and the impact of our investment and funding decisions. The measurement of pension obligations and recognition of liabilities and/or assets and costs require significant assumptions. Two critical assumptions, the discount rate and the expected long-term rate of return on the assets of the plan, have a significant impact on our financial condition and results of operations.

Discount rate assumptions are used to measure pension obligations for the recognition of the pension liability and pension asset on the balance sheet, and for the service cost and interest cost components of net periodic pension cost. The discount rates reflect estimates of the rates at which the pension benefits could be effectively settled. In making those estimates, we evaluate rates of return on high-quality fixed-income investments currently available and expected to be available during the settlement of future pension benefits. The weighted average of discount rates used in determining our pension obligation as of May 26, 2007 and May 27, 2006 was 5.9%.

Discount rates of 6.0% and 6.25% were used as of May 26, 2007 and May 27, 2006, respectively, to determine the projected benefit obligation for the U.S. Cash Balance pension plan. Due to the adoption of SFAS No. 158, we recorded $32.1 million of long-term pension asset for the U.S. Cash Balance pension plan as of May 26, 2007, reflecting our overfunded status between the fair value of plan assets and the benefit obligation at end of fiscal year 2007 under the new pension accounting standard. In addition, we recorded a pre-tax adjustment of $195.7 million to accumulated other comprehensive loss for the U.S. Cash Balance pension plan that primarily reflected cumulative unrecognized losses on plan assets, historical changes in the discount rate, and other actuarial assumptions, and is being amortized to the income statement.

A decrease of 25 basis points in the discount rate as of May 26, 2007 would increase the projected benefit obligation for the U.S. Cash Balance pension plan by $9.5 million, which would not affect the funded status of the plan. This decrease of 25 basis points in the discount rate would not significantly increase pension expense.

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

Our estimated weighted average long-term rate of return on plan assets for all plans for 2007 is approximately 8.5%. A 1% change in the estimated long-term rate of return on plan assets would have resulted in a change in operating income of $5.7 million for 2007.

No contribution has been made to the U.S. Cash Balance pension plan in 2007. We do not have significant statutory or contractual funding requirements for the qualified defined benefit plans and postretirement benefit plans. We may make additional cash contributions to the plans in the future depending on the future market performance of the pension plan assets.

We will continue to assess assumptions for the expected long-term rate of return on plan assets and discount rate based on relevant market conditions as prescribed by accounting principles generally accepted in the United States of America and will make adjustments to the assumptions as appropriate. Net pension expense was $14.6 million in 2007, which included the effect of the recognition of service cost, interest cost, the expected return on plan assets, and amortization of a portion of the unrecognized loss noted above. Net pension expense was allocated to Cost of sales, Research and development, and Selling, general and administrative expenses on the Consolidated Statements of Operations.

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

We are subject to ongoing examinations of our tax returns by the Internal Revenue Service (“IRS”) and other tax authorities in various jurisdictions. The liabilities associated with fiscal years subject to income tax audits will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense on the Consolidated Statements of Operations in the period of the event. We believe that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are regularly reviewed for their adequacy and appropriateness.

In April 2005, we reached a preliminary agreement with the IRS with respect to its examination of Tektronix’ fiscal years 2001, 2002, and 2003. At that time, we made a payment of $12.7 million with respect to this audit. In August 2005, we were notified that the congressional Joint Committee on Taxation had completed its review and had accepted the conclusions contained in the IRS Audit Report associated with the examination of those years. The settlement of this audit resulted in a net decrease of approximately $2.0 million of related reserves in the first quarter of 2006.

During 2007, the estimate of prior years’ reserves was reduced by $5.9 million to reflect the results of tax audits that concluded during the fiscal year, including the IRS examination of Tektronix’ fiscal years 2004 and 2005.

Judgment is applied in determining whether deferred tax assets will be realized in full or in part. When it is more likely than not that all or some portion of specific deferred tax assets such as foreign tax credit carryovers or net operating loss carryforwards will not be realized, a valuation allowance must be established for the amount of the deferred tax assets that are determined not to be realizable. At the end of 2005, we maintained a valuation allowance against certain deferred tax assets, primarily foreign tax credit carryforwards. During 2006, we were able to utilize the majority of these foreign tax credit carryforwards due to the financial results in various geographies and identified tax planning strategies. As of May 26, 2007, a valuation allowance of $1.5 million was maintained for certain international tax credits, state tax credits, and international net operating losses because we do not expect to have significant taxable income in the relevant jurisdiction in future periods to realize the benefit of these deferred tax assets. We have not established valuation allowances against other deferred tax assets based on identified tax strategies planned to mitigate the risk of impairment to these assets. Accordingly, if our facts or financial results were to change thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine changes to the amount of the valuation allowance required to be in place on the financial statements in any given period. We continually evaluate strategies that could allow the future utilization of our deferred tax assets.

RESULTS OF OPERATIONS

	For the Fiscal Years Ended			% Change
	May 26,	May 27,	May 28,	FY2007 v	FY2006 v
	2007	2006	2005	FY2006	FY2005
	(In thousands, except per share amounts)

Orders	$1,157,746	$1,129,963	$1,011,272	2%	12%
Backlog at end of year	283,245	244,637	171,229	16%	43%

Net sales	$1,105,172	$1,039,870	$1,034,654	6%	1%
Cost of sales	444,032	418,428	415,878	6%	1%

Gross profit	661,140	621,442	618,776	6%	0%

Gross margin	59.8%	59.8%	59.8%
Research and development expenses	199,889	183,414	163,474	9%	12%
Selling, general and administrative expenses	341,131	302,344	300,925	13%	0%
Business realignment costs	9,139	9,847	3,100	(7)%	>100%
Acquisition related costs and amortization	7,912	8,567	41,553	(8)%	(79)%
Loss (gain) on disposition of assets, net	1,032	(1,433)	(1,700)	*	(16)%

Operating income	102,037	118,703	111,424	(14)%	7%
Interest income	16,649	13,585	17,144	23%	(21)%
Interest expense	(566)	(483)	(820)	17%	(41)%
Other non-operating expense, net	(5,285)	(3,377)	(3,564)	56%	(5)%

Earnings before taxes	112,835	128,428	124,184	(12)%	3%
Income tax expense	25,564	37,536	45,333	(32)%	(17)%

Net earnings from continuing operations	87,271	90,892	78,851	(4)%	15%
Gain from discontinued operations, net of income taxes	3,137	1,463	2,745	>100%	(47)%

Net earnings	$90,408	$92,355	$81,596	(2)%	13%

Earnings per share:
Continuing operations — basic	$1.09	$1.09	$0.91	0%	20%
Continuing operations — diluted	$1.07	$1.08	$0.89	(1)%	21%
Discontinued operations — basic	$0.04	$0.02	$0.03	100%	(33)%
Discontinued operations — diluted	$0.04	$0.02	$0.03	100%	(33)%
Net earnings — basic	$1.13	$1.11	$0.94	2%	18%
Net earnings — diluted	$1.11	$1.09	$0.93	2%	17%
Weighted average shares outstanding
Basic	80,210	83,323	86,803
Diluted	81,815	84,381	88,151

*	not meaningful

Fiscal Year 2007 Compared to Fiscal Year 2006

Executive Summary

Fiscal year 2007 began with a fairly steady market environment for both of our businesses. The market remained steady for our Instruments Business, but in the second quarter we began to observe some delays in capital expenditures by network operators and network equipment manufacturers. The communications market continued to slow in our third quarter and remained weak in our fourth quarter, substantially driven by the impact of consolidations among equipment manufacturers, as well as budgetary pressures and timing of expansion business relative to new network installations. In 2007, orders in our Instruments Business grew 11% compared to 2006, driven by the success of new products and a large digital design win in that business. Communications Business orders declined 20% year over year due to the market softening as well as a very difficult comparison to the prior year when we received some exceptionally large orders in our network management business. Overall, orders increased 2% in 2007 compared to 2006. Sales increased 6% in 2007 compared to the prior year, as backlog increased less in 2007 than it did in the prior year. Earnings were $90.4 million in 2007. Earnings decreased $2.0 million year over year primarily due to an increase in operating expense, including the initial recognition of certain share-based compensation expense, and higher non-operating expense, partially offset by an increase in sales volume, higher interest income, and a reduction in income tax expense.

Orders

The following table presents orders from Instruments Business and Communications Business:

	Fiscal Years Ended
	May 26,	May 27,
	2007	2006	% Change
	(In thousands)

Instruments Business	$903,924	$810,942	11%
Communications Business	253,822	319,021	(20)%

Total orders	$1,157,746	$1,129,963	2%

Beginning with the first quarter of 2007, Instruments Business service orders and Maxtek orders are included in reported orders for the Instruments Business. Accordingly, prior year comparative periods have been adjusted to reflect orders under this same definition.

For 2007, orders increased by $27.8 million or 2% from the prior year. Instruments Business orders increased 11% while Communications Business orders decreased 20%. In 2007, the U.S. Dollar weakened against major foreign currencies, increasing 2007 orders by $9.5 million as compared to the prior year. Orders for each business are discussed separately below.

Instruments Business

Orders for Instruments Business products consist of cancelable customer commitments to purchase products with delivery scheduled generally within six months of being recorded. During 2007, Instruments Business orders increased by $93.0 million or 11% from the prior year. Instruments Business orders growth was driven by strong customer response to multiple new products introduced over the last 18 months and by a large digital design win that drove strong orders in both the second and third quarters of the current year. In addition, in the first part of the year, orders growth was favorably impacted by comparison to the first quarter of 2006 when we were still experiencing some soft market conditions.

Communications Business

Orders for Communications Business products consist of cancelable customer commitments to purchase network management and diagnostic solutions with delivery scheduled generally within six months of being recorded. Large network management orders typically involve multiple deliverables which may be delivered over a period longer than six months.

Communications Business orders include service and maintenance renewal orders. The majority of our network management service renewals have contract periods of one year. Revenue for these orders is recognized ratably over the contract period. Any unrecognized portion of these orders is included as a component of order backlog. The unrecognized portion of service contracts that have been billed is included in Deferred revenue on the Consolidated Balance Sheets.

During 2007, Communications Business orders decreased by $65.2 million, or 20% from the prior year. In 2006, we received a number of individually large orders in the network management business. These exceptionally large orders did not repeat in 2007 and contributed to the Communications Business orders decline in comparison to 2006. The network management business is one in which the timing of very large orders can cause fluctuations in total Communications Business orders that will be reflected in year-over-year and sequential comparisons. In addition, the Communications Business orders were impacted by market weakness driven by lower capital spending by network equipment manufacturers largely related to industry consolidation and by slowing capital investments by network carriers.

Orders by Region

The following table presents total orders by region:

	Fiscal Years Ended
	May 26,	May 27,
	2007	2006	% Change
	(In thousands)

United States	$431,533	$400,708	8%
International	726,213	729,255	0%

Total orders	$1,157,746	$1,129,963	2%

For 2007, orders in the United States grew 8% compared to 2006. Growth in the United States was driven primarily by the large digital design win in our Instruments Business partially offset by the impact of a difficult comparison to 2006 when we received some exceptionally large orders in our network management business that did not repeat in 2007. International orders in 2007 remained flat compared to the prior period. International orders in our Instruments Business grew 8%, driven by strong response to new products. This growth was offset by decline in our Communications Business, driven by the difficult comparison to the large orders received in 2006. Communications Business orders in both the United States and International region were negatively impacted by the weak market conditions in 2007.

Net Sales

Changes in net sales are impacted by changes in orders and changes in backlog levels, as well as currency fluctuations and other items that affect the timing of revenue recognition, especially revenue associated with our network management products. For more information on revenue recognition, refer to the discussion in Critical Accounting Estimates.

Consolidated net sales of $1.11 billion during 2007 increased by 6% over the prior year. Sales increased by more than orders due to a smaller increase in backlog in 2007 compared to the increase in backlog in 2006.

Total backlog at May 26, 2007 was $283.2 million, an increase of $38.6 million in 2007, as compared to an increase of $73.4 million in the prior year. A large majority of the unfilled orders will be delivered to customers within one year. In our network management business, we may receive orders that include a multi-year service contract or a requirement to perform development that could delay delivery of all or a portion of an order beyond the upcoming fiscal year.

Backlog levels are affected by the timing of orders received within the fiscal year and the delivery of those orders. The geographical distribution of sales is directly correlated to the geographical distribution of orders. However, as we increase or decrease the level of backlog within any given fiscal year, this direct correlation may vary.

Gross Profit and Gross Margin

Gross profit of $661.1 million increased $39.7 million for 2007 as compared to the prior year. Gross profit increased largely due to the increase in net sales, a reduction in incentives expenses, and the timing of some expenses in 2007 compared to the prior year. These improvements were partially offset primarily by higher initial costs for new network management installations; higher sustaining engineering expense driven by the “Restriction of Hazardous Substances” worldwide regulatory provisions; higher warranty costs associated with some new products; and higher freight and duty due to an increase in manufacturing outside of the United States.

Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for 2007 was 59.8%, the same as for 2006. Gross margin is affected by a variety of factors including product cost, mix of product shipments, sales volumes, product pricing, foreign currency, inventory impairments, and other costs such as warranty repair, sustaining engineering, and freight and duty. In 2007, the benefit of higher sales volumes, lower incentives, and expense timing were offset by the higher initial costs for new network management installations, higher warranty costs associated with some new products, increased freight and duty, and higher sustaining engineering expenses.

Operating Expenses

Operating expenses include research and development expenses; selling, general and administrative expenses; business realignment costs; acquisition related costs and amortization; and net gains or losses from the disposition of fixed assets. Each of these categories of operating expenses is discussed further below. A portion of our expenses will increase as a result of inflation and annual labor-related cost increases. Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure. Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat, or declining.

Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models, and tools. Such costs include labor and employee benefits, contract services, materials, equipment, and facilities. R&D expenses were $199.9 million during 2007, an increase of $16.5 million as compared to the prior year. This increase was primarily attributable to the initial recognition of certain share-based compensation expense in fiscal 2007, higher salaries, and increased contractor expense to support higher levels of business.

We continuously invest in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process. At times, we may focus certain engineering resources on the maintenance of the current product portfolio (sustaining engineering), which is expensed in Cost of goods sold on the Consolidated Statements of Operations.

Selling, general and administrative (“SG&A”) expenses were $341.1 million during 2007, an increase of $38.8 million, as compared to the prior year. This increase was primarily attributable the initial recognition of certain share-based compensation expense in the current year, higher salaries, and increased headcount to support higher levels of business.

Acquisition related costs and amortization are incurred as a direct result of the integration of significant acquisitions. The acquisition related costs of $7.9 million for 2007 primarily included $5.7 million related to the Inet acquisition and a $1.6 million write-off of In-Process Research & Development (“IPR&D”) and $0.3 million of amortization of acquired intangible assets related to the Minacom acquisition. See “Acquisitions” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

The following table presents the activity in acquisition related costs and amortization for 2007 and 2006:

	2007	2006
	(In thousands)

Inet acquisition:
Amortization of acquired intangible assets	$5,117	$5,117
Transition costs and other	584	2,294
Other acquisitions:
Write-off of IPR&D	1,587	365
Amortization of acquired intangible assets	334	77
Transition costs	290	714

Acquisition related costs and amortization	$7,912	$8,567

Business realignments costs represent actions to realign our cost structure in response to significant changes in operating levels or a significant acquisition or divestiture. These costs primarily comprise severance costs for reductions in employee headcount and costs associated with the closure of facilities and subsidiaries. Total business realignment costs were $9.1 million in 2007.

The net loss on disposition of assets during 2007 was $1.0 million. In 2006, there was a net gain of $1.4 million.

Non-Operating Income/Expense

Interest income was $16.6 million during 2007, an increase of $3.1 million from the prior year. The increase in interest income was due to higher yields on invested cash during the current year.

Interest expense during 2007 and 2006 was not significant. Interest expense is expected to increase in future years. Subsequent to the end of 2007, we issued $345.0 million principal amount of convertible notes due on July 15, 2012. The convertible notes pay interest at a rate of 1.625% per annum. Interest will be paid semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2008.

During 2007, we incurred Other non-operating expense, net of $5.3 million as compared to $3.4 million in the prior year. The increase in Other non-operating expense, net was due to an increase in reserves for planned environmental remediation activity, partially offset by a gain on sale of equity securities and the reversal of a previously recorded impairment of a note upon collection of that note.

Income Taxes

Income tax expense for 2007 was $25.6 million, which represents an effective tax rate of 22.7%. This was a reduction from 2006 when income tax expense was $37.5 million with an effective tax rate of 29.2%. The lower tax rate in the current year was primarily attributable to the reinstatement of the federal research and development tax credit legislation, which included a retroactive adjustment for the prior year when the credit was not available, reversal of estimates related to prior years’ reserves due to conclusions of tax audits in multiple jurisdictions, and the ability to recognize tax exempt interest income from investment in municipal bonds. During 2007, tax exempt municipal bonds were added to the marketable investments portfolio.

The effective tax rate includes a variety of estimates such as the amount of taxable income for the fiscal year, the mix of that income between foreign and domestic sources, and the estimate of tax benefits to be received from the extraterritorial income exclusion and the domestic manufacturer’s deduction. In addition, the effective tax rate is affected by the conclusion of audits by taxing jurisdictions, which may differ from previous estimates associated with the audits. To the extent our estimates and other amounts or circumstances change, the effective tax rate may change accordingly.

Discontinued Operations

The gain from discontinued operations, net of tax, during 2007 of $3.1 million was due to the recognition of a previously deferred gain associated with the sale of our Color Printing and Imaging Division in 2000. The net gain from discontinued operations during 2006 was associated with the resolution of a contingency and an insurance settlement.

Net Earnings

For 2007, we recognized consolidated net earnings of $90.4 million, a decrease of $2.0 million from net earnings of $92.4 million for 2006. Earnings decreased year over year primarily due to an increase in operating expense, including the initial recognition of certain share-based compensation expense, and higher non-operating expense, partially offset by an increase in sales volume, higher interest income, and a reduction in income tax expense.

Earnings Per Share

The increase in earnings per share was a result of lower weighted average shares outstanding resulting from share repurchases, partially offset by the slight decrease in net earnings discussed above.

Fiscal Year 2006 Compared to Fiscal Year 2005

Fiscal year 2006 included a full year of results of operations from the acquisition of Inet, while fiscal year 2005 included only eight months of Inet results.

Executive Summary

2006 began with a mixed market environment. In the first quarter we saw orders growth in some product lines and decline in others. In the second quarter, business levels improved and orders grew sequentially in the second quarter and in the subsequent quarters. For the year, orders were $1.13 billion and sales were $1.04 billion, the highest annual orders and sales levels since 2001. These results were primarily due to the strength of new products in our Instruments Business, our ability to win large orders in our Communications Business, and the impact of a full year of business from the Inet acquisition. Orders grew 12% compared to 2005. Sales increased just slightly over the prior year, but backlog increased by over $73.4 million. Earnings increased year over year to $92.4 million from $81.6 million in the prior year driven primarily by a reduction in acquisition related expenses, partly offset by an increase in engineering and selling, general and administrative expenses.

Orders

Beginning with the first quarter of 2007, Instruments Business service orders and Maxtek orders are included in reported orders for the Instruments Business. Accordingly, 2006 and 2005 comparative periods have been adjusted to reflect orders under this same definition.

The following table presents orders from Instruments Business and Communications Business:

	Fiscal Years Ended
	May 27,	May 28,
	2006	2005	% Change
	(In thousands)

Instruments Business	$810,942	$803,799	1%
Communications Business	319,021	207,473	54%

Total orders	$1,129,963	$1,011,272	12%

For 2006, orders increased by $118.7 million or 12% from the prior year. Instruments Business orders increased 1% while Communications Business orders increased 54%. Of the $118.7 million, $49.1 million was driven by a full year of impact from the Inet acquisition, as compared to only eight months of Inet orders in 2005. In 2006, the U.S. Dollar strengthened against major foreign currencies, reducing 2006 orders as compared to the prior year.

Instruments Business

Orders for Instruments Business products consist of cancelable customer commitments to purchase products with delivery scheduled generally within six months of being recorded. During 2006, Instruments Business orders increased by $7.1 million or 1% from the prior year. Instruments Business was impacted by the market softening that began in the fourth quarter of 2005 and continued into the first quarter of 2006. In addition, there may have been a competitive impact on some product areas during 2006. In the first quarter of 2006, Instruments Business orders declined compared to the same period in the prior year. In the second quarter of 2006, business levels improved which resulted in second quarter orders that were comparable to the same quarter in 2005. In the third quarter of 2006, we believe we strengthened our competitive position with the introduction of more new products. For both the third and fourth quarters of 2006, orders growth was 7% compared to the same periods in the prior year.

Communications Business

Orders for Communications Business products consist of cancelable customer commitments to purchase network management and diagnostic solutions with delivery scheduled generally within six months of being recorded. Large network management orders typically involve multiple deliverables which may be delivered over a period longer than six months.

The majority of our network management service renewals have contract periods of one year. Revenue for these orders is recognized ratably over the contract period. Any unrecognized portion of these orders is included as a component of order backlog. The unrecognized portion of service contracts that have been billed is included in Deferred revenue on the Consolidated Balance Sheets.

During 2006, Communications Business orders increased by $111.5 million, or 54% from the prior year. The majority of the growth was driven by the success of our network management product offerings in a strong telecommunications market. We received a number of individually large orders in 2006 in the network management business. Orders in the remaining portion of the Communications Business declined by 1% for 2006 as compared to the prior year, primarily due to some softness in the mobile diagnostics segment of the market and some competitive impact. In addition, 2006 reflected twelve months of orders from the Inet acquisition as compared to only eight months in the prior year. The impact of the additional four months was $49.1 million.

Orders by Region

The following table presents total orders by region:

	Fiscal Years Ended
	May 27,	May 28,
	2006	2005	% Change
	(In thousands)

United States	$400,708	$360,563	11%
International	729,255	650,709	12%

Total orders	$1,129,963	$1,011,272	12%

For 2006, orders in the United States grew 11% compared to 2005. Growth internationally was 12% for the same period. The growth was driven by the additional four months of Inet results and our success at winning orders from telecommunication companies investing in next-generation networks. Excluding Inet, orders in the United States and in International regions increased just slightly in 2006 as compared to 2005. The flat orders were driven by the same factors that impacted Instruments Business orders and the non-Inet portion of the Communications Business, both discussed above.

Net Sales

Changes in net sales are impacted by changes in orders and changes in backlog levels, as well as currency fluctuations and other items that impact the timing of revenue recognition, especially revenue associated with our network management products. For more information on revenue recognition, refer to the discussion in Critical Accounting Estimates.

Consolidated net sales of $1.04 billion during 2006 increased less than 1% over the prior year. Sales increased by less than orders due to an increase in backlog in 2006 and a decrease in backlog in the prior year, excluding the impact of backlog acquired in the Inet acquisition.

Total backlog at May 27, 2006 was $244.6 million, an increase of $73.4 million in 2006, as compared to a decrease of $26.6 million in the prior year, excluding the impact of $55.6 million of Inet backlog acquired in 2005 without corresponding orders. Excluding backlog associated with Inet products, backlog was $102.5 million at May 27, 2006, an increase of $5.2 million in 2006, as compared to a decrease of $44.9 million in the prior year. A large majority of the unfilled orders will be delivered to customers within one year. In our network management business, we may receive orders that include a multi-year service contract or a requirement to perform development that could delay delivery of all or a portion of an order beyond the upcoming fiscal year.

Backlog levels are affected by the timing of orders received within the fiscal year and the delivery of those products. The geographical distribution of sales is directly correlated to the geographical distribution of orders. However, as we increase or decrease the level of backlog within any given fiscal year, this direct correlation may vary.

Gross Profit and Gross Margin

Gross profit of $621.4 million increased $2.7 million for 2006 as compared to the prior year. Gross profit increased largely due to the increase in net sales, a reduction in incentives expenses, and an improvement in product mix in 2006 compared to the prior year. These improvements were partially offset primarily by higher amortization of acquisition related intangibles due to a full-year of Inet business; higher sustaining engineering expense driven by the “Restriction of Hazardous Substances” worldwide regulatory provisions; and higher freight and duty driven by an increase in manufacturing outside of the United States.

Gross margin is the measure of gross profit as a percentage of net sales. Gross margin for 2006 was 59.8%, the same as for 2005. Gross margin is affected by a variety of factors including product cost, mix of product shipments, sales volumes, product pricing, foreign currency, inventory impairments and other costs such as warranty repair, sustaining engineering, and freight and duty. Unfavorable currency impacts, increased freight and duty, sustaining expenses, and higher amortization of acquisition related intangibles were offset by the slightly higher volume, better product mix, and lower incentives in 2006 as compared to 2005. New products introduced late in 2006 had initially higher production costs than expected in the long term.

Amortization of acquisition related intangibles charged to cost of sales increased $6.6 million in 2006. The increase was largely attributed to twelve months of amortization of Inet intangibles in 2006 as compared to eight months in 2005. Gross margin was favorably impacted by $2.0 million in 2006 as compared to 2005 due to lower inventory step-up adjustments to fair value from the Inet acquisition.

Operating Expenses

Operating expenses include research and development expenses; selling, general and administrative expenses; business realignment costs; acquisition related costs and amortization; and net gains and losses from the disposition of fixed assets. Each of these categories of operating expenses is discussed further below. It should be noted that although a portion of operating expenses is variable and therefore will fluctuate with operating levels, many costs are fixed in nature and are therefore subject to increase due to inflation and annual labor cost increases. Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat, or declining. Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these other increases to the fixed cost structure.

Research and development expenses are incurred for the design and testing of new products, technologies, and processes, including pre-production prototypes, models, and tools. Such costs include labor and employee benefits, contract services, materials, equipment, and facilities. R&D expenses were $183.4 million during 2006, an increase of $19.9 million as compared to the prior year. This increase was primarily attributable to the impact of the additional four months of Inet R&D expenses in 2006 as compared to the prior year.

We continuously invest in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process. At times, we may focus certain engineering resources on the maintenance of the current product portfolio (sustaining engineering), which is expensed in Cost of goods sold on the Consolidated Statements of Operations.

Selling, general and administrative expenses were $302.3 million during 2006, an increase of $1.4 million, as compared to the prior year. This increase was primarily attributable to the impact of the additional four months of Inet SG&A expenses in 2006 as compared to the prior year partially offset by an $11.1 million decrease in SG&A expense in the remainder of the business. The decrease was primarily due to lower litigation expense and lower discretionary spending.

Acquisition related costs and amortization are incurred as a direct result of the integration of significant acquisitions. The acquisition related costs of $8.6 million for 2006 primarily related to the acquisition of Inet and represented the amortization of acquired intangible assets and transition costs. Acquisition related costs in 2005 of $41.6 million included a $32.2 million write-off of IPR&D, $3.4 million for amortization of intangible assets, and $3.0 million for transition expenses resulting from the Inet acquisition. The Inet purchase price and the allocation of the purchase price are discussed in Note 6 “Acquisitions” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data.

Also included in 2006 were transition expenses of $0.4 million related to our redemption of Sony/Tektronix in 2003, and $0.7 million related to other acquisitions. The transition expenses of $0.4 million in 2006 and $2.9 million in 2005 related to our redemption of Sony/Tektronix in 2003 primarily reflected the accrual for voluntary retention bonuses offered to certain employees in Gotemba, Japan as an incentive to remain with Tektronix while we completed our plan to transition manufacturing operations to other locations.

The following table presents the activity in acquisition related costs and amortization for 2006 and 2005:

	2006	2005
	(In thousands)

Inet acquisition:
Write-off of IPR&D	$—	$32,237
Amortization of acquired intangible assets	5,117	3,414
Transition costs and other	2,294	3,009
Sony/Tektronix Redemption:
Transition costs	447	2,893
Other acquisitions:
Write-off of IPR&D	365	—
Amortization of acquired intangible assets	77	—
Transition costs	267	—

Acquisition related costs and amortization	$8,567	$41,553

Business realignments costs represent actions to realign our cost structure in response to significant changes in operating levels or a significant acquisition or divestiture. These costs primarily comprise severance costs for reductions in employee headcount and costs associated with the closure of facilities and subsidiaries. At the end of 2005 and into the first quarter of 2006, we experienced softening in orders in our general purpose product categories. In response, we took actions to reduce our cost structure. During this time period, we also took actions to realize business synergies as a result of the acquisition of Inet. During 2006 we incurred business realignment costs of $9.8 million. For a full description of the components of business realignment costs, see “Business Realignment Costs” above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The net gain on disposition of assets during 2006 was primarily due to the sale of property located in Nevada City, California. Net proceeds of $2.1 million were received from the sale of the Nevada City assets with a carrying value of $0.5 million, resulting in a gain on sale of $1.6 million. This gain was partially offset by losses on asset dispositions incurred in the ordinary course of business.

Non-Operating Income/Expense

Interest income was $13.6 million during 2006, a decrease of 21% from the prior year. The decrease in interest income was due to a lower average balance of cash and investments during 2006 resulting from our use of cash for planned pension funding, the repurchase of Tektronix common stock, and the payout of incentives accrued in the prior year, partially offset by higher yields on invested cash.

Interest expense during 2006 and 2005 was not significant.

During 2006, we incurred Other non-operating expense, net of $3.4 million as compared to $3.6 million in the prior year. The decrease in Other non-operating expense, net was due to lower litigation expense in 2006 as compared to the prior year, as well as a gain of $2.7 million that was realized in 2005 from the sale of 1.4 million shares of Tut Systems, Inc. common stock.

Income Taxes

Income tax expense for 2006 was $37.5 million, which represents an effective tax rate of 29%. This included the impact of purchase accounting adjustments from the Inet acquisition, such as the amortization of acquisition related items, as well as the generation of research credits and the utilization of previously impaired foreign tax credit carryovers. Excluding the impact of the Inet purchase accounting adjustments, the effective tax rate for 2006 was 30%, the same as for 2005.

Discontinued Operations

The gain from discontinued operations during 2006 was $1.5 million associated with the resolution of a contingency and an insurance settlement.

Net Earnings

For 2006, we recognized consolidated net earnings of $92.4 million, an increase of $10.8 million from net earnings of $81.6 million for 2005. Earnings increased year over year due to a reduction in acquisition related expenses, partly offset by an increase in R&D, SG&A, and business realignment costs.

Earnings Per Share

The increase in earnings per share was a result of the increased net earnings discussed above, and to a lesser extent, due to lower weighted average shares outstanding in 2006 which included shares issued for employee stock plans offset by share repurchases.

Liquidity and Capital Resources

Sources and Uses of Cash

Cash Flows.  The following table is a summary of our Consolidated Statements of Cash Flows:

	2007	2006
	(In thousands)

Cash provided by (used in):
Operating activities	$152,676	$95,541
Investing activities	(88,241)	77,230
Financing activities	(187,355)	(88,665)

Operating Activities.  Cash provided by operating activities amounted to $152.7 million and $95.5 million for 2007 and 2006, respectively. Cash provided by operating activities is net earnings adjusted for certain non-cash items and changes in assets and liabilities.

In 2007, our operating cash flows resulted primarily from the net income generated during the period, an increase in accounts payable and accrued liabilities, deferred revenue, and accrued compensation, and the positive impact of non-cash items reflected in net income such as amortization of acquisition related intangible assets, depreciation and amortization expense, share-based compensation, and the write-off of IPR&D. These increases were partially offset by increases in inventories, trade accounts receivable, and other current assets. There was no contribution made to our U.S. Cash Balance pension plan in 2007.

In 2006, our operating cash flows resulted primarily from the net income generated during the period, an increase in accounts payable and accrued liabilities, and the positive impact of non-cash items reflected in net income such as amortization of acquisition related intangible assets and depreciation and amortization expense. These increases were partially offset by increases in inventories and trade accounts receivable, and contributions made to our defined benefit plans.

Other adjustments to reconcile net earnings to net cash provided by operating activities in the current year such as amortization of acquisition related items are presented on the Consolidated Statements of Cash Flows.

Investing Activities.  Net cash used in investing activities amounted to $88.2 million in 2007 as compared to $77.2 million of net cash provided by investing activities in 2006. Cash flows from our investing activities were the result of purchasing and selling marketable investments, acquisition of businesses and property, plant and equipment, and proceeds from the sale of corporate equity securities.

Net cash of $34.3 million was used in 2007 for purchases and sales of marketable investments. During 2007, tax exempt municipal bonds were added to the marketable investments portfolio. In 2006 net cash provided by purchases and sales of marketable investments was $119.0 million.

Cash used for the acquisition of businesses was $28.1 million for the acquisition of Minacom in 2007, and $8.0 million for two smaller acquisitions in 2006. See “Acquisitions” in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations above for additional information on these acquisitions.

Cash used in the acquisition of property, plant and equipment to be used in the normal course of business was $30.1 million and $36.3 million in 2007 and 2006, respectively.

Proceeds from the disposition of property, plant and equipment were insignificant in 2007 and were $2.5 million in 2006. In 2006, the proceeds were primarily from the sale of a parcel of property we owned in Nevada City, California.

In 2007, we received proceeds of $4.1 million from the sale of common stock of Tut Systems, Inc and Merix Corporation. Proceeds from the sale of corporate equity securities were insignificant in 2006.

Financing Activities.  Cash used in financing activities amounted to $187.4 million and $88.7 million in 2007 and 2006, respectively. Cash flows from our financing activities were primarily the result of repurchase of Tektronix common stock and dividend payments, partially offset by proceeds from employee stock plans.

In 2007 and 2006, cash used for the repurchase of Tektronix common stock was $191.1 million and $120.8 million, respectively. During 2007, 6.7 million shares of Tektronix common stock were repurchased at an average price of $28.61 per share. In 2006, 4.8 million shares of common stock were repurchased at an average price of $25.02 per share.

The above noted repurchases of Tektronix common stock were made under authorizations totaling $1.25 billion approved by the Board of Directors. These authorizations to purchase common stock on the open market or through negotiated transactions comprised $550.0 million in 2000, $400.0 million in 2005, and $300.0 million in 2007. As of May 26, 2007, our cumulative repurchases totaled $909.1 million for 36.5 million shares at an average price of $24.93 per share. The reacquired shares were immediately retired, in accordance with Oregon corporate law. As of May 26, 2007, $340.9 million remained open under these authorizations.

Proceeds from employee stock plans were $17.4 million and $52.5 million in 2007 and 2006, respectively.

Dividend payments were $19.5 million in 2007, compared with $20.0 million in 2006, due to the lower number of shares outstanding in 2007.

On June 21, 2007, we declared a quarterly cash dividend of $0.06 per share for the first quarter of 2008. The dividend will be paid on July 30, 2007 to shareholders of record as of the close of market on July 6, 2007.

At May 26, 2007, we maintained unsecured bank credit facilities totaling $75.6 million, of which $62.8 million was unused. These facilities do not have an expiration date or a fixed interest rate. In addition, no covenants are required by the banks.

Subsequent to the end of 2007, we issued $345.0 million principal amount of convertible notes due on July 15, 2012. The primary use of the proceeds will be for additional repurchases under our share repurchase program and for other corporate purposes. The convertible notes pay interest at a rate of 1.625% per annum. Interest will be paid semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2008. Concurrent with this debt placement, we repurchased 3.2 million shares of common stock, at an average price per share of $34.57, for $110.0 million.

Concurrent with the issuance of the convertible notes, we purchased convertible note hedges for $74.5 million. In addition, we sold warrants for $44.0 million in separate transactions.

Contractual Obligations

The contractual obligation summary below represents our estimates of future payment under fixed contractual obligations and commitments. The actual payments may differ from these estimates due to changes in our business needs, cancellation provisions, and other factors. We cannot provide certainty regarding the timing of the payment schedule and the amounts of payments.

The following table summarizes our contractual obligations at May 26, 2007:

	Total	2008	2009	2010	2011	2012	Thereafter
	(In thousands)

Operating leases (1)	$69,085	$25,183	$20,217	$16,871	$3,981	$1,909	$924
Non-cancelable purchase commitments (1)	112,294	104,670	3,015	862	—	—	3,747
Defined contribution plan in Japan (2)	5,716	1,429	1,429	1,429	1,429	—	—
Employee severance (3)	7,500	7,500	—	—	—	—	—

	$194,595	$138,782	$24,661	$19,162	$5,410	$1,909	$4,671

(1)	The operating leases and non-cancelable purchase commitments are not reflected on the consolidated balance sheet under accounting principles generally accepted in the United States of America.

(2)	Represents the current balance of the funding commitment upon establishment of the defined contribution plan to be paid in annual installments over a remaining period of four years.

(3)	Represents the current balance of employee severance obligations from business realignment actions. The majority of the payments are expected to be paid within the next fiscal year; however, payments outside of the United States, especially in Europe, may extend beyond one year.

We do not have significant statutory or contractual funding requirements for our qualified defined benefit plans and postretirement benefit plans. See Note 26 “Benefit Plans” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for more information about our benefit plans.

Due to the issuance of the convertible notes discussed above, we will pay interest at a rate of 1.625% per annum. Interest is payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2008.

Working Capital

The following table summarizes working capital as of May 26, 2007 and May 27, 2006:

	2007	2006
	(In thousands)

Current assets:
Cash and cash equivalents	$95,887	$215,587
Short-term marketable investments	87,873	121,346
Trade accounts receivable, net of allowance for doubtful accounts of $3,380 and $3,079, respectively	188,070	174,599
Inventories	176,267	156,351
Other current assets	71,743	69,002

Total current assets	619,840	736,885
Current liabilities:
Accounts payable and accrued liabilities	134,349	133,323
Accrued compensation	75,761	71,718
Deferred revenue	89,340	66,677

Total current liabilities	299,450	271,718

Working capital	$320,390	$465,167

Working capital decreased in the current year by $144.8 million. Current assets decreased in the current year by $117.0 million, largely as a result of a $119.7 million decrease in cash and cash equivalents and a $33.5 million decrease in short-term marketable investments, used primarily for the repurchase of common stock. The $13.5 million increase in accounts receivable was due to the timing of shipments at the end of the fourth quarter of the current year. The $19.9 million increase in inventories was due to the timing of shipments of finished goods inventory and production of demonstration equipment largely related to new product activity. Other current assets increased $2.7 million due to the timing of prepaid expenses, income taxes receivable, and other receivables.

Current liabilities increased $27.7 million, primarily from an increase of $22.7 million in deferred revenue, largely for network management products. Accounts payable and accrued liabilities increased $1.0 million, primarily due to increases in income taxes payable and other accruals, offset by lower liabilities for manufacturing purchases. Accrued compensation increased $4.0 million related to current pension liabilities.

Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above. Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions, capital expenditures, and contractual obligations through 2008.

Subsequent to the end of 2007, we issued $345.0 million principal amount of convertible notes due on July 15, 2012. In addition, we sold warrants for $44.0 million in separate transactions. Concurrent with the issuance of the convertible notes, we purchased convertible note hedges for $74.5 million and repurchased $110.0 million of our common stock under our stock repurchase program. The primary use of the proceeds will be for additional repurchases under our share repurchase program and for other corporate purposes.

In connection with the issuance of the convertible notes discussed above, we expect accounts payable and accrued liabilities to increase in the next fiscal year due to accrued interest on the notes.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. We adopted SFAS No. 151 beginning with the first quarter of fiscal year 2007 without a material effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. Prior to May 28, 2006, we accounted for stock-based compensation according to Accounting Principles Board Opinion (“APB”) No. 25. On May 28, 2006, we adopted SFAS No. 123R. See Note 5 “Share-Based Compensation” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for a description of the effects on our results of operations and financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. We adopted SFAS No. 154 beginning with the first quarter of fiscal year 2007 without a material effect on the consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error on financial statements. We adopted SAB No. 108 in fiscal year 2007 without a material effect on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted this statement on May 26, 2007, the end of fiscal year 2007. See Note 26 “Benefit Plans” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data for further information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. We will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Financial Market Risk

Tektronix is exposed to financial market risks, including interest rate and foreign currency exchange rate risks.

Tektronix maintains a short-term and long-term investment portfolio consisting of asset backed securities, corporate notes and bonds, fixed rate commercial paper, mortgage securities, municipal bonds, and U.S. Treasury and agency notes. The weighted average maturity of the portfolio, excluding mortgage securities, is two years or less. Mortgage securities have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of May 26, 2007 would reduce the market value by $1.3 million, which would be reflected in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets until sold.

Tektronix is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Tektronix’ policy is to only enter into derivative transactions when Tektronix has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk. At May 26, 2007, a 10% adverse movement in exchange rates would result in a $3.5 million loss on British Pound, Euro, Japanese Yen, Swedish Krona, and Swiss Franc forward contracts with a notional amount of $35.5 million.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tektronix, Inc.
Beaverton, Oregon

We have audited the accompanying consolidated balance sheets of Tektronix, Inc. and subsidiaries (the “Company”) as of May 26, 2007 and May 27, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the fiscal years ended May 26, 2007, May 27, 2006, and May 28, 2005. Our audits also included the consolidated financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Tektronix, Inc. and subsidiaries as of May 26, 2007 and May 27, 2006, and the results of their operations and their cash flows for the fiscal years ended May 26, 2007, May 27, 2006, and May 28, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Notes 3 and 5 to the consolidated financial statements, on May 28, 2006, the Company changed its method of accounting for share-based compensation upon the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment. As discussed in Notes 3 and 26 to the consolidated financial statements, on May 26, 2007, the Company changed its method of accounting for defined benefit pension and other postretirement plans upon the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).

As discussed in Note 26, the plan assets of the defined benefit pension plan included investments in real estate, absolute return funds, and private equity valued at $119.9 million, whose fair values have been estimated by management in the absence of readily determinable fair values. Management’s estimates are based on information provided by the fund managers or the general partners. The value of plan assets directly affects funded status of the defined benefit plans recorded in the financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 26, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 23, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Deloitte & Touche llp

Portland, Oregon
July 23, 2007

Tektronix, Inc.

Consolidated Statements of Operations

	For the Fiscal Years Ended
	May 26,	May 27,	May 28,
	2007	2006	2005
	(In thousands, except per share amounts)

Net sales	$1,105,172	$1,039,870	$1,034,654
Cost of sales	444,032	418,428	415,878

Gross profit	661,140	621,442	618,776
Research and development expenses	199,889	183,414	163,474
Selling, general and administrative expenses	341,131	302,344	300,925
Business realignment costs	9,139	9,847	3,100
Acquisition related costs and amortization	7,912	8,567	41,553
Loss (gain) on disposition of assets, net	1,032	(1,433)	(1,700)

Operating income	102,037	118,703	111,424
Interest income	16,649	13,585	17,144
Interest expense	(566)	(483)	(820)
Other non-operating expense, net	(5,285)	(3,377)	(3,564)

Earnings before taxes	112,835	128,428	124,184
Income tax expense	25,564	37,536	45,333

Net earnings from continuing operations	87,271	90,892	78,851
Gain from discontinued operations, net of income taxes	3,137	1,463	2,745

Net earnings	$90,408	$92,355	$81,596

Earnings per share:
Continuing operations — basic	$1.09	$1.09	$0.91
Continuing operations — diluted	$1.07	$1.08	$0.89
Discontinued operations — basic	$0.04	$0.02	$0.03
Discontinued operations — diluted	$0.04	$0.02	$0.03
Net earnings — basic	$1.13	$1.11	$0.94
Net earnings — diluted	$1.11	$1.09	$0.93
Weighted average shares outstanding:
Basic	80,210	83,323	86,803
Diluted	81,815	84,381	88,151
Cash dividends declared per share	$0.24	$0.24	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

Tektronix, Inc.

Consolidated Balance Sheets

	May 26,	May 27,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$95,887	$215,587
Short-term marketable investments	87,873	121,346
Trade accounts receivable, net of allowance for doubtful accounts of $3,380 and $3,079, respectively	188,070	174,599
Inventories	176,267	156,351
Other current assets	71,743	69,002

Total current assets	619,840	736,885
Property, plant and equipment, net	129,914	127,510
Long-term marketable investments	174,307	103,839
Deferred tax assets	21,464	—
Goodwill, net	326,468	307,189
Pension asset	32,115	239,128
Other long-term assets	105,190	119,539

Total assets	$1,409,298	$1,634,090

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$134,349	$133,323
Accrued compensation	75,761	71,718
Deferred revenue	89,340	66,677

Total current liabilities	299,450	271,718
Deferred income taxes	—	65,935
Pension and postretirement benefit liabilities	70,103	78,126
Long-term liabilities	49,899	30,742
Commitments and contingencies (Note 18)	—	—
Shareholders’ equity:
Preferred stock, no par value (authorized 1,000 shares; none issued)	—	—
Common stock, no par value (authorized 200,000 shares; issued and outstanding 78,488 and 83,719, respectively)	539,799	540,718
Retained earnings	545,399	620,465
Accumulated other comprehensive (loss) income	(95,352)	26,386

Total shareholders’ equity	989,846	1,187,569

Total liabilities and shareholders’ equity	$1,409,298	$1,634,090

The accompanying notes are an integral part of these consolidated financial statements.

Tektronix, Inc.

Consolidated Statements of Cash Flows

	For the Fiscal Years Ended
	May 26,	May 27,	May 28,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$90,408	$92,355	$81,596
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of acquisition related intangible assets	24,521	24,121	15,743
Depreciation and amortization expense	29,074	27,977	29,157
Share-based compensation expense	22,722	—	—
Tax benefit of share-based compensation	—	8,401	3,931
Deferred income tax (benefit) expense	(12,125)	12,567	19,323
Gain from discontinued operations	(3,137)	(1,463)	(2,745)
Net loss (gain) on the disposition/impairment of assets	1,032	(1,433)	(2,613)
Write-off of in-process research and development	1,587	365	32,237
Net (gain) loss on the disposition of marketable equity securities	(683)	90	(2,696)
Changes in operating assets and liabilities:
Trade accounts receivable, net	(12,494)	(18,748)	(3,678)
Inventories	(18,352)	(25,253)	(10,970)
Other current assets	(13,054)	10,160	1,794
Accounts payable and accrued liabilities	2,493	17,002	(38,521)
Accrued compensation	4,019	(7,233)	(14,290)
Cash funding for defined benefit plans	—	(54,800)	(49,318)
Deferred revenue	34,582	9,093	16,487
Other long-term assets and liabilities, net	2,158	877	14,891

Net cash provided by continuing operating activities	152,751	94,078	90,328
Net cash (used in) provided by discontinued operating activities	(75)	1,463	—

Net cash provided by operating activities	152,676	95,541	90,328
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired	(28,069)	(8,040)	(93,949)
Acquisition of property, plant and equipment	(30,076)	(36,283)	(32,464)
Proceeds from the disposition of property and equipment	132	2,495	19,802
Proceeds from the sale of corporate equity securities	4,085	10	4,404
Proceeds from maturities and sales of marketable investments	198,672	185,987	307,859
Purchases of short-term and long-term marketable investments	(232,985)	(66,939)	(108,212)

Net cash (used in) provided by investing activities	(88,241)	77,230	97,440
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(353)	(425)
Dividends paid	(19,532)	(20,014)	(19,362)
Proceeds from employee stock plans	17,416	52,496	21,157
Repurchase of common stock	(191,105)	(120,794)	(208,427)
Tax benefit of share-based compensation	2,633	—	—
Proceeds from collection of note receivable	3,233	—	—

Net cash used in financing activities	(187,355)	(88,665)	(207,057)
Effect of exchange rate changes on cash	3,220	(159)	1,918
Net (decrease) increase in cash and cash equivalents	(119,700)	83,947	(17,371)
Cash and cash equivalents at beginning of period	215,587	131,640	149,011

Cash and cash equivalents at end of period	$95,887	$215,587	$131,640

The accompanying notes are an integral part of these consolidated financial statements.

Tektronix, Inc.

Consolidated Statements of Shareholders’ Equity

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	Income (Loss)	Total
	(In thousands)

Balance May 29, 2004	84,179	$257,267	$748,381	$(135,068)	$870,580
Components of comprehensive income (loss):
Net earnings	—	—	81,596	—	81,596
Minimum pension liability (net of tax of ($15,745))	—	—	—	(24,689)	(24,689)
Currency adjustment	—	—	—	6,935	6,935
Unrealized holding loss (net of tax of ($1,892))	—	—	—	(2,961)	(2,961)

Total comprehensive income					60,881
Dividends paid	—	—	(19,362)	—	(19,362)
Shares issued to employees, net of forfeitures	1,191	21,157	—	—	21,157
Shares issued in Inet acquisition	7,602	247,543	—	—	247,543
Stock options and share rights assumed from Inet acquisition	—	9,979	—	—	9,979
Unearned stock-based compensation from Inet acquisition	—	(3,403)	—	—	(3,403)
Tax benefit of stock option exercises	—	3,931	—	—	3,931
Amortization of stock-based compensation	—	2,944	—	—	2,944
Shares repurchased in open market	(7,828)	(37,532)	(170,895)	—	(208,427)

Balance May 28, 2005	85,144	501,886	639,720	(155,783)	985,823
Components of comprehensive income (loss):
Net earnings	—	—	92,355	—	92,355
Minimum pension liability (net of tax of $109,907)	—	—	—	186,960	186,960
Currency adjustment	—	—	—	(4,523)	(4,523)
Unrealized holding loss (net of tax of ($158))	—	—	—	(268)	(268)

Total comprehensive income					274,524
Dividends paid	—	—	(20,014)	—	(20,014)
Shares issued to employees, net of forfeitures	3,316	52,496	—	—	52,496
Shares issued in other acquisitions	87	2,075	—	—	2,075
Tax benefit of stock option exercises	—	8,401	—	—	8,401
Amortization of stock-based compensation	—	5,058	—	—	5,058
Shares repurchased in open market	(4,828)	(29,198)	(91,596)	—	(120,794)

Balance May 27, 2006	83,719	$540,718	$620,465	$26,386	$1,187,569
Components of comprehensive income (loss):
Net earnings	—	—	90,408	—	90,408
Minimum pension liability (net of tax of $2,023)	—	—	—	4,541	4,541
Currency adjustment	—	—	—	2,291	2,291
Unrealized holding loss (net of tax of ($800))	—	—	—	(1,418)	(1,418)

Total comprehensive income					95,822
Adjustment to initially apply SFAS No. 158, (net of tax of ($71,441))	—	—	—	(127,152)	(127,152)
Dividends paid	—	—	(19,532)	—	(19,532)
Shares issued to employees, net of forfeitures	1,450	17,912	—	—	17,912
Tax benefit of stock option exercises	—	2,633	—	—	2,633
Amortization of stock-based compensation	—	23,699	—	—	23,699
Shares repurchased in open market	(6,681)	(45,163)	(145,942)	—	(191,105)

Balance May 26, 2007	78,488	$539,799	$545,399	$(95,352)	$989,846

The accompanying notes are an integral part of these consolidated financial statements.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company

Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services for the communications, computer, and semiconductor industries — as well as military/aerospace, consumer electronics, education and a broad range of other industries worldwide. With over 60 years of experience, Tektronix provides general purpose test and measurement; video test, measurement, and monitoring; and communications network management and diagnostic products that enable Tektronix’ customers to design, build, deploy, and manage next-generation global communications networks, computing, pervasive, and advanced technologies. Tektronix derives revenue principally by developing, manufacturing, and selling a broad range of products and related components, support services, and accessories.

Tektronix is organized around two business platforms: the Instruments Business and the Communications Business. The Instruments Business includes general purpose test and measurement products; video test, measurement, and monitoring products; and Maxtek Components Corporation, which manufactures sophisticated hybrid circuits for internal use and for external sale. The Communications Business includes telecommunications network management solutions and services and network diagnostics products.

Tektronix maintains operations and conducts business in four major geographies: the Americas, Europe, the Pacific, and Japan.

2.	Summary of Significant Accounting Policies

Financial statement presentation

The consolidated financial statements include the accounts of Tektronix and its subsidiaries. Intercompany transactions and balances have been eliminated. Certain prior period amounts have been reclassified to conform to the current period’s presentation with no effect on previously reported earnings. Tektronix’ fiscal year is the 52 or 53 weeks ending the last Saturday in May. Fiscal years 2007, 2006, and 2005 included 52 weeks. Fiscal year 2008 will be the 53 weeks ending May 31, 2008. Unless otherwise stated, all dates and references to years or quarters refer to Tektronix’ fiscal years or fiscal quarters.

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

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

At May 26, 2007 and May 27, 2006, marketable investments were classified as available-for-sale and reported at fair market value with the related unrealized holdings gains and losses excluded from earnings and included, net of deferred income taxes, in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. The specific identification method is used to recognize realized gains and losses on the sale of marketable investments.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined based on a standard cost method, which approximates actual cost on a first-in, first-out basis. Market is determined based on net realizable value. Tektronix’ definitions of materials and work in process have changed and amounts in Note 11 “Inventories” have been updated accordingly. Inventory now transfers from materials to work in process when it is used in production, whereas previously it had been considered work in process when available for production. Tektronix regularly reviews its inventory for obsolete or slow-moving items.

Property, plant and equipment

Property, plant and equipment are stated at cost. Depreciation is based on the estimated useful lives of the assets, ranging from ten to forty years for buildings and two to seven years for machinery and equipment, and is provided using the straight-line method.

Income taxes

Income taxes are accounted for using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current fiscal year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in Tektronix’ consolidated financial statements or tax returns. Deferred income taxes, reflecting the impact of temporary differences between assets and liabilities recognized for financial reporting and tax purposes, are based on tax laws currently enacted. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized.

Tektronix is subject to ongoing tax examinations of its tax returns by the Internal Revenue Service (“IRS”) and other tax authorities in various jurisdictions. The liabilities associated with years subject to income tax audits will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. Tektronix believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates. The liabilities are regularly reviewed for their adequacy and appropriateness.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Intangible Assets

Goodwill and intangible assets are accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Tektronix performed its annual goodwill impairment analysis during the second quarter of 2007 and identified no impairment. SFAS No. 142 requires purchased intangible assets, other than goodwill, to be amortized over their estimated useful lives, unless an asset has an indefinite life. Purchased intangible assets with finite useful lives are carried at cost less accumulated amortization. Amortization expense is recognized over the estimated useful lives of the intangible assets, mostly over three to five years.

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

Tektronix does not amortize intangible assets with indefinite useful lives. However, Tektronix reevaluates these intangible assets each reporting period. If Tektronix subsequently determines that a nonamortizable intangible asset has a finite useful life, the intangible asset will be written down to the lower of its fair value or carrying amount and then amortized over its remaining useful life on a prospective basis. Tektronix reviews nonamortizable intangible assets annually for impairment and more frequently if events or circumstances indicate that the intangible asset may be impaired. The impairment test includes a comparison of the fair value of the nonamortizable intangible asset with its carrying value. An impairment loss would be recognized as a charge to continuing operations if the carrying value exceeds the fair value of the nonamortizable intangible asset. The balance of nonamortizable intangible assets of $11.2 million as of May 26, 2007 resulted primarily from the Inet acquisition during the second quarter of 2005. The nonamortizable intangible assets were recorded at their fair values as of the acquisition date and no events or circumstances have arisen that would indicate that the nonamortizable intangible assets may be impaired. Tektronix performs its annual nonamortizable intangible asset impairment test when it completes its annual goodwill impairment test in the second quarter of each fiscal year.

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

Revenue recognition

Tektronix recognizes product revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable. Delivery is considered to have been met when title and risk of loss have transferred to the customer. These criteria are met for the majority of Tektronix’ product sales at the time the product is shipped. Upon shipment, Tektronix also provides for estimated costs that may be incurred for product warranties and for sales returns. When other significant obligations or acceptance terms remain after products are delivered, revenue is recognized only after such obligations are fulfilled or acceptance by the customer has occurred.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising

Advertising production and placement costs are expensed when incurred. Advertising expenses were $13.8 million, $12.8 million and $11.7 million in 2007, 2006, and 2005, respectively.

Environmental costs

Environmental costs are accrued and expensed when environmental assessments are made or remedial efforts are probable and when the related costs can be reasonably estimated. Environmental liability accruals are calculated as the best estimate of costs expected to be incurred or if this estimate can only be identified within a range and no specific amount within that range is determined more likely than any other amount within the range, the minimum of the range is accrued. Actual costs incurred may vary from these estimates due to the inherent uncertainties involved. Accrued environmental costs are recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets.

Foreign currency translation

Assets and liabilities of foreign subsidiaries that operate in a local currency environment are translated into U.S. dollars at period-end exchange rates. Income and expense accounts are translated at the average exchange rate during the period. Adjustments arising from the translation of assets and liabilities are accumulated as a separate component of Accumulated other comprehensive (loss) income in Shareholders’ equity on the Consolidated Balance Sheets.

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

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All derivatives, including foreign currency exchange contracts are recognized on the balance sheet at fair value. Derivatives that do not qualify as hedges for accounting purposes are recorded at fair value through earnings. If a derivative is a hedge for accounting purposes, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of underlying assets or liabilities through earnings or recognized in Accumulated other comprehensive (loss) income until the underlying hedged item is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. At May 26, 2007, Tektronix did not designate any derivative financial instruments as a hedge for accounting purposes.

3.	Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ”...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Tektronix adopted SFAS No. 151 beginning with the first quarter of fiscal year 2007 without a material effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). This pronouncement requires compensation cost relating to share-based payment transactions be recognized in financial statements. Prior to May 28, 2006, Tektronix accounted for stock-based compensation according to Accounting Principles Board Opinion (“APB”) No. 25. On May 28, 2006, Tektronix adopted SFAS No. 123R. See Note 5 “Share-Based Compensation” for a description of the effects on Tektronix’ results of operations and financial position.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB No. 20 and FASB Statement No. 3.” SFAS No. 154 supersedes APB No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless this would be impracticable. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable. This statement also requires that if an entity changes its method of depreciation, amortization, or depletion for long-lived, nonfinancial assets, the change must be accounted for as a change in accounting estimate. Tektronix adopted SFAS No. 154 beginning with the first quarter of fiscal year 2007 without a material effect on the consolidated financial statements.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Tektronix will be required to adopt this interpretation in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154 for the correction of an error on financial statements. Tektronix adopted SAB No. 108 in fiscal year 2007 without a material effect on the consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This pronouncement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, this statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Tektronix adopted this statement on May 26, 2007, the end of fiscal year 2007. See Note 26 “Benefit Plans” for further information.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115.” This standard permits an entity to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis. Tektronix will be required to adopt SFAS No. 159 in the first quarter of fiscal year 2009. Management is currently evaluating the requirements of SFAS No. 159 and has not yet determined the impact on the consolidated financial statements.

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

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per share for fiscal years ended May 26, 2007, May 27, 2006, and May 28, 2005 were as follows:

	2007	2006	2005
	(In thousands, except per share amounts)

Net earnings	$90,408	$92,355	$81,596

Weighted average shares used for basic earnings per share	80,210	83,323	86,803
Incremental dilutive stock options	1,605	1,058	1,348

Weighted average shares used for diluted earnings per share	81,815	84,381	88,151

Earnings per share:
Net earnings — basic	$1.13	$1.11	$0.94
Net earnings — diluted	$1.11	$1.09	$0.93

Awards of options and nonvested shares representing an additional 8.1 million, 7.2 million, and 4.9 million shares of common stock were outstanding at May 26, 2007, May 27, 2006, and May 28, 2005, respectively, but were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.

5.	Share-Based Compensation

On May 28, 2006, Tektronix adopted SFAS No. 123R using the modified prospective approach as described in the statement and has not restated prior year results. SFAS No. 123R requires that the fair value for share-based compensation be recognized as an expense over the service period that the awards are expected to vest. For awards granted prior to adoption of SFAS No. 123R, only the unvested portion, on the adoption date, will be recognized as expense over the remaining service period for those awards.

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

The pro forma impact to both net earnings and earnings per share from calculating stock-based compensation cost consistent with the fair value alternative of SFAS No. 123 was as follows:

	2006	2005
	(In thousands, except per share amounts)

Net earnings as reported	$92,355	$81,596
Stock compensation cost included in net earnings as reported, net of tax expense of $1,508 and $883	3,550	2,061
Stock compensation cost using the fair value alternative, net of tax benefit of $8,141 and $7,470	(19,161)	(17,427)

Pro forma net earnings	$76,744	$66,230

Earnings per share:
Basic — as reported	$1.11	$0.94
Basic — pro forma	$0.92	$0.76
Diluted — as reported	$1.09	$0.93
Diluted — pro forma	$0.91	$0.75

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impact of the Adoption of SFAS No. 123R

The adoption of SFAS No. 123R compared to the prior accounting used for share-based compensation had the following impact to results reported for fiscal year ended May 26, 2007:

	Using	Adjustments for	As
	APB No. 25	SFAS No. 123R	Reported
	(In thousands, except per share amounts)

Cost of sales	$443,027	$1,005	$444,032
Research and development expenses	195,627	4,262	199,889
Selling, general, and administrative expenses	331,342	9,789	341,131
Operating income	117,093	(15,056)	102,037
Earnings before taxes	127,891	(15,056)	112,835
Net earnings	$100,859	$(10,451)	$90,408
Earnings per share:
Basic	$1.26	$(0.13)	$1.13
Diluted	$1.23	$(0.12)	$1.11
Cash flows from operating activities	$155,309	$(2,633)	$152,676
Cash flows from financing activities	$(189,988)	$2,633	$(187,355)

During the year ended May 26, 2007, Tektronix recognized compensation expense of $13.7 million for stock options, $7.6 million for restricted shares, and $1.4 million for the employee stock purchase plan. As of May 26, 2007, $1.2 million of share-based compensation has been capitalized in inventory.

Consistent with the fair value calculations used in prior years, Tektronix will continue to use the Black-Scholes valuation model to calculate the fair value for employee stock options. Expense for all share-based awards will be recognized on a straight-line basis, after adjustment for forfeitures in accordance with SFAS No. 123R. As of May 26, 2007, the total unrecognized compensation expense for outstanding awards was $58.7 million, which is expected to be recognized over the weighted average period of 2.70 years.

Valuation Assumptions

Tektronix uses the Black-Scholes valuation model to calculate the fair value for employee stock options. The Black-Scholes valuation model includes assumptions for expected life, risk-free interest rate, volatility, and dividend yields. Expected life is the weighted average length of time that options are outstanding before they are exercised. Historic exercise behavior, vesting periods, and the weighted average remaining contractual life of outstanding options are all considered in the calculation of expected life. The risk-free interest rates are equal to the U.S. Treasury yield curve rates, of the same expected life, at grant. Stock price volatility for Tektronix is based on historic volatility and is calculated using weekly stock prices for a time period similar to the expected life of the option being valued. The weighted average estimated fair values of options granted during 2007, 2006, and 2005 were $8.64, $9.30, and $9.48 per share, respectively.

The weighted average assumptions used in the Black-Scholes model to estimate the fair values of options granted for years ended May 26, 2007, May 27, 2006, and May 28, 2005 were as follows:

	2007	2006	2005

Expected life in years	4.2	5.1	5.1
Risk-free interest rate	4.75%	4.18%	3.68%
Volatility	30.85%	31.55%	32.76%
Dividend yield	0.83%	0.85%	0.82%

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Plans

Tektronix maintains stock incentive plans for selected employees. As of May 26, 2007, there were 15.9 million shares reserved for all stock compensation, of which 11.0 million were reserved for issuance for outstanding options and restricted share units, 0.7 million for outstanding stock options converted in connection with the Inet acquisition, 0.9 million for the Employee Stock Purchase Plan, and 3.3 million available for future grants. Under the terms of the stock incentive plans, stock options are granted at an option price not less than the market value at the date of grant. Options granted generally vest over four years and expire ten years from grant date. Restricted shares are valued at market value as of the date of grant and generally vest over four years. In 2007, Tektronix, as authorized under the current stock incentive plans, began granting restricted share units to select employees. Similar to restricted shares, restricted share units generally vest over four years and, upon vesting, are settled with shares of Tektronix common stock. Restricted share units are valued using the market value as of the grant date, reduced for dividends not paid prior to vesting. In accordance with Oregon corporate law, Tektronix is not able to retain treasury shares of common stock and, as a result, all stock plan awards are settled with newly issued shares.

The following is a summary of the stock compensation plans as of May 26, 2007:

	Equity Compensation Plan Information
	Number of Securities
	to be Issued Upon	Weighted Average	Number of Securities
	Exercise of Outstanding	Exercise Price of	Remaining Available
	Options,	Outstanding Options,	for Future Issuance
	Warrants, Rights, and	Warrants, Rights, and	(Excluding Shares
	Restricted Stock Units	Restricted Stock Units	Listed in (a))
Plan Category	(a)	(b)	(c)

Equity Compensation Plans Approved by Shareholders
2005 Stock Incentive Plan	1,356,723	$29.77	1,149,680
2002 Stock Incentive Plan	5,893,154	$26.02	2,103,945
1998 Stock Option Plan	1,118,755	$22.62	—
1989 Stock Incentive Plan	2,624,971	$29.43	—
Employee Stock Purchase Plan (1)	—	n/a	921,813
Equity Compensation Plan Not Approved by Shareholders 2001
Stock Option Plan (2)	23,637	$25.69	—

Total (3)	11,017,240	$26.95	4,175,438

(1)	As of May 26, 2007 employees had contributed $3.4 million for the purchase period ending July 13, 2007. Contributions are held as cash until the last day of the purchase period when shares are purchased by the employees.

(2)	This plan was adopted by the Board of Directors for the sole purpose of making grants to new non-officer employees who join the Company as a result of acquisitions, and grants were limited to such non-officer employees. Options with a term of 10 years were granted at fair market value at the time of grant. The terms of the options are substantially the same as the options granted under plans approved by shareholders. The Board of Directors terminated this Plan in March 2005, therefore there will be no further grants.

(3)	These totals do not include information relating to the Inet Stock Option Plan, which was approved by the shareholders of Inet Technologies, Inc. and assumed by Tektronix in a transaction approved by shareholders of Inet. No additional grants will be made under this plan. The applicable information for the Inet Stock Option Plan is as follows: (i) 678,154 securities are issuable upon exercise of outstanding options and 2,090 rights; (ii) the average exercise price of such outstanding options is $60.27; and (iii) no securities are available for future issuance.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Payment Award Activity

Stock option activity for the years ended May 26, 2007, May 27, 2006, and May 28, 2005 was as follows:

			Weighted
		Weighted	Average
	Number of	Average	Remaining Life	Aggregate
	Shares	Exercise Price	(in years)	Intrinsic Value
				(In thousands)
	(In thousands)

Outstanding at May 30, 2004	11,215	$25.16
Granted	4,377	36.89
Exercised	(819)	19.49
Forfeited	(373)	24.98
Expired	(223)	77.03

Outstanding at May 28, 2005	14,177	$28.29
Granted	875	28.63
Exercised	(2,201)	20.93
Forfeited	(475)	27.07
Expired	(442)	36.36

Outstanding at May 27, 2006	11,934	$29.06
Granted	778	28.85
Exercised	(592)	20.55
Forfeited	(225)	28.45
Expired	(232)	43.33

Outstanding at May 26, 2007	11,663	$29.20	6.01	$43,277

Exercisable at May 26, 2007	8,583	$29.14	5.27	$39,878

The following table summarizes information about options outstanding and exercisable at May 26, 2007:

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
	Number of	Remaining	Average	Number of	Average
Range of Exercise	Shares in	Contractual	Exercise	Shares in	Exercise
Prices	Thousands	Life (years)	Price	Thousands	Price

$10.97 - $ 20.06	2,392	4.53	$18.15	2,392	$18.15
20.08 - 28.57	1,857	5.19	24.43	1,695	24.34
28.58 - 28.69	2,161	7.59	28.69	1,049	28.69
28.70 - 31.55	3,162	7.70	30.49	1,503	31.21
$31.64 - $176.32	2,091	4.26	44.67	1,944	45.49

	11,663	6.01	$29.20	8,583	$29.14

During the years ended May 26, 2007, May 27, 2006, and May 28, 2005, the total intrinsic value of options exercised was $5.3 million, $24.8 million, and $10.1 million, respectively and Tektronix realized a tax benefit of $1.9 million, $8.2 million, and $3.9 million from those exercises, respectively.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted share and restricted share unit activity for the years ended May 26, 2007, May 27, 2006, and May 28, 2005 was as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
	(In thousands)

Nonvested shares at May 30, 2004	96	$31.33
Granted	167	29.04
Vested	(17)	31.55
Forfeited	(8)	29.76

Nonvested shares at May 28, 2005	238	$29.77
Granted	811	29.54
Vested	(69)	30.16
Forfeited	(32)	27.66

Nonvested shares at May 27, 2006	948	$29.62
Granted	683	28.83
Vested	(226)	29.72
Forfeited	(47)	29.47

Nonvested shares at May 26, 2007	1,358	$29.22

The total fair value of shares vested during the years ended May 26, 2007, May 27, 2006, and May 28, 2005 was $6.4 million, $2.1 million, and $0.5 million, respectively.

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

During 2007 and 2006, employees purchased 336,194 and 364,035 shares, respectively, at a price of $23.85 and $20.98 per share, respectively. The total fair value for ESPP shares purchased was $1.4 million, $2.4 million, and $1.0 million in 2007, 2006, and 2005, respectively.

6.	Acquisitions

Inet Acquisition

During the second quarter of 2005, Tektronix acquired Inet Technologies, Inc. (“Inet”), a leading global provider of communications software solutions that enable network operators to more strategically and profitably operate their businesses. Inet’s products address next-generation mobile and fixed networks, including mobile data and voice over packet (also referred to as voice over Internet protocol or VoIP) technologies, and traditional networks. Inet’s Unified Assurance Solutions enable network operators to simultaneously manage their voice and data services at the network, service, and customer layers by capturing, correlating, and analyzing network wide traffic in real time. Inet’s diagnostic products assist equipment manufacturers and network operators to quickly and cost effectively design, deploy, and maintain current and next-generation networks and network elements. Through this acquisition Tektronix significantly enhanced its position in the overall network management and diagnostic market and accelerated the delivery of products and solutions for network operators and equipment manufacturers

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seeking to implement next-generation technologies such as General Packet Radio Service (“GPRS”), Universal Mobile Telecommunications Systems (“UMTS”), and VoIP.

Tektronix acquired all of Inet’s outstanding common stock for $12.50 per share consisting of $6.25 per share in cash and $6.25 per share in Tektronix common stock. The cash consideration of $247.6 million, the value of Tektronix common stock of $247.5 million, and the fair values of stock options and restricted share rights assumed are included in the purchase price that was allocated to the underlying assets acquired and liabilities assumed based on their estimated fair values. The purchase price allocation is subject to further changes primarily related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. The purchase price and resulting allocation to the underlying assets acquired, net of deferred income taxes, are presented below as of May 26, 2007.

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

The following table presents the allocation of the purchase price to the assets acquired, net of deferred income taxes, based on their fair values (in thousands):

Cash and cash equivalents	$158,821
Accounts receivable	18,504
Inventories	18,025
Tax benefit from transaction costs	644
Other current assets	6,708
Property, plant, and equipment	10,662
Intangible assets	121,953
Goodwill	220,218
Other long term assets	811
In-process research and development	32,237
Deferred income taxes	(44,944)

Total assets acquired, net of deferred income taxes	$543,639

The excess of the purchase price over the fair value of the net assets acquired resulted in goodwill of $220.2 million. Management believes that the primary factors contributing to a purchase price that resulted in this amount of goodwill were synergies between the acquired business and portions of the pre-existing Tektronix business, as well as barriers to entry previously established by Inet in this specialty product field. Synergies include the combined entities’ ability to provide a broader product and solution offering and the ability to share technology development across these products. Barriers to entry include the significant levels of infrastructure required in this product field and a history of success related to product installation, around the clock maintenance, and the know-how to understand complex customer telecommunication networks.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the details of the intangible assets purchased in the Inet acquisition as of May 26, 2007:

	(In years)
	Weighted
	Average		Accumulated
	Useful Life	Cost	Amortization	Net
		(In thousands)

Developed technologies	4.8	$87,004	$(49,322)	$37,682
Customer relationships	4.8	22,597	(12,845)	9,752
Covenants not to compete	4.0	1,200	(800)	400
Tradename	Not amortized	11,152	—	11,152

Total intangible assets purchased		$121,953	$(62,967)	$58,986

As noted in the table above, $122.0 million of purchase price was allocated to intangible assets including developed technologies, customer relationships, covenants not to compete, and tradenames. $87.0 million of intangible assets purchased related to developed technologies such as hardware platform technology and architecture as well as software architecture and applications. These developed technologies were embedded as the core functionality of the product offering purchased in the acquisition. Management determined that these developed technologies were separable from the purchased entity and that they could be sold, transferred, or licensed. Therefore, the associated value was recognized apart from goodwill as amortizable intangible assets. The associated useful lives of these amortizable intangible assets were determined by management through analysis of the estimated revenues and underlying cash flows expected from these intangible assets including an assessment of broad technological changes and the competitive marketplace.

Amortization expense in 2007, 2006, and 2005 for intangible assets purchased in the Inet acquisition has been recorded on the Consolidated Statements of Operations as follows:

	2007	2006	2005
	(In thousands)

Cost of sales	$18,495	$18,495	$12,329
Acquisition related costs and amortization	5,117	5,117	3,414

Total	$23,612	$23,612	$15,743

The amortization expense for 2007 and 2006 was for twelve months, but was only for eight months for 2005.

The estimated amortization expense of intangible assets purchased in the Inet acquisition in future years will be recorded on the Consolidated Statements of Operations as follows:

		Acquisition
	Cost of	Related Costs
	Sales	and Amortization	Total
	(In thousands)

Year
2008	$16,671	$4,621	$21,292
2009	15,759	4,174	19,933
2010	5,252	1,357	6,609

Total	$37,682	$10,152	$47,834

In 2005, the $32.2 million allocated to the in-process research and development (“IPR&D”) asset was written off at the date of the acquisition in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 2 to Business Combinations Accounted for by the Purchase Method.” This write-off was included in acquisition related costs and amortization on the Consolidated Statements of Operations. The fair value of IPR&D was based on the net present value of estimated future cash flows. Significant assumptions used in the valuation of IPR&D included a risk adjusted discount rate of 10.2%, revenue and expense projections, development life cycle and future entry of products to the market. As of the acquisition date, there were eight research and development projects in process that were approximately 87% complete. The total estimated cost to complete these projects was approximately $0.8 million at the acquisition date. In the first quarter of 2006, Tektronix had completed these eight research and development projects.

The Consolidated Statements of Operations included the results of operations of Inet since September 30, 2004. The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisition of Inet had occurred at May 30, 2004, the beginning of Tektronix’ fiscal year 2005.

2005
(In thousands, except
per share amounts)

Pro forma
Net sales	$1,071,333
Net earnings	112,338
Earnings per share:
Basic	$1.26
Diluted	$1.24

The $32.2 million write-off of IPR&D in 2005 was excluded from the calculation of net earnings and net earnings per share in the table shown above.

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

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition Related Costs and Amortization

The following table presents the activity in acquisition related costs and amortization for 2007, 2006, and 2005:

	2007	2006	2005
	(In thousands)

Inet acquisition:
Write-off of IPR&D	$—	$—	$32,237
Amortization of acquired intangible assets	5,117	5,117	3,414
Transition costs and other	584	2,294	3,009
Other acquisitions:
Write-off of IPR&D	1,587	365	—
Amortization of acquired intangible assets	334	77	—
Transition costs	290	714	2,893

Acquisition related costs and amortization	$7,912	$8,567	$41,553

7.	Discontinued Operations

Discontinued operations consisted of the following:

	2007	2006	2005
	(In thousands)

Gain on sale of Color Printing and Imaging Division in 2000 (less applicable income tax expense of $1,764, $42, and $1,786)	$3,124	$78	$3,317
Gain (loss) on sale of optical parametric test business in 2003 (less applicable income tax benefit (expense) of ($8), ($338), and $113)	15	629	(212)
(Loss) gain on sale of Gage Applied Sciences in 2003 (less applicable income tax benefit (expense) of $0, ($408), and $182)	(1)	759	(337)
Loss on sale of VideoTele.com in 2003 (less applicable income tax benefit of $1, $1, and $13)	(1)	(3)	(23)

Gain from discontinued operations, net of income taxes	$3,137	$1,463	$2,745

Sale of Color Printing and Imaging

On January 1, 2000, Tektronix sold substantially all of the assets of the Color Printing and Imaging Division (“CPID”). Tektronix accounted for CPID as a discontinued operation in accordance with APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The sales price was $925.0 million in cash, with certain liabilities of the division assumed by the buyer. During 2000, Tektronix recorded a net gain of $340.3 million on this sale. The net gain was calculated as the excess of the proceeds received over the net book value of the assets transferred, $198.5 million in income tax expense, $60.0 million of contingencies related to the sale, and $14.4 million in transaction and related costs.

Prior to 2007 all but $5.0 million of the $60.0 million contingency related to the sale of the CPID in 2000 had been resolved, either through payment or recognition in net earnings. During 2007, Tektronix recognized a $5.0 million pre-tax gain in discontinued operations related to the sale. Recognition of this $5.0 million gain had previously been deferred as management did not believe that the conditions necessary to recognize this gain existed. During the current year, management determined that persuasive objective evidence supporting the recognition of the $5.0 million pre-tax gain existed, which included a lack of claims activity associated with certain exposures underlying the contingencies, and analysis of the enforceability of potential claims related to this contingency, given the passage of time since the closing of the sale.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Total business realignment costs were $9.1 million in 2007. During the first quarter of 2007, Tektronix incurred business realignment costs of $2.6 million associated with the acquisition of Inet and actions taken to realize business synergies. Business realignment costs were negligible during the second and third quarters of the current year. However, during the second quarter of this year, Tektronix observed a weakening in the communications market, primarily driven by consolidations of network equipment manufacturers as well as some slowing of capital expenditures by network operators. In the fourth quarter of 2007, Tektronix began to take actions in response to the change in market conditions in order to appropriately align its cost structure to achieve business model goals. Business realignment costs incurred in the fourth quarter of 2007 were $6.3 million. The total business realignment costs of $9.1 million during 2007 included severance and related costs of $9.0 million for 76 employees and $0.1 million for contractual obligations. At May 26, 2007, liabilities remained for the severance and related benefits of 84 employees.

At the end of 2005 and into the first quarter of 2006, Tektronix experienced softening in orders primarily in general purpose product categories. In response, Tektronix took actions to reduce its cost structure. During this time period, Tektronix also took actions to realize business synergies as a result of the acquisition of Inet. Business realignment costs of $9.8 million during 2006 included severance and related costs of $11.1 million for 120 employees, $0.3 million for contractual obligations, and a net $1.6 million credit for currency gains primarily related to the closure of three subsidiaries in Europe. At May 27, 2006, liabilities remained for the severance and related benefits of 41 employees.

Business realignment costs of $3.1 million during 2005 were primarily for severance and related costs for activity in Europe that had been initiated in previous years. For 2005, business realignment costs included severance and related costs of $2.2 million for 37 employees, $0.9 million for contractual obligations, and $0.2 million for accelerated depreciation of assets, offset by a $0.2 million credit from net accumulated currency translation gains. At May 28, 2005, liabilities of $1.3 million remained for the severance and related benefits of 15 employees for actions taken in 2005, 2004, and 2003. The remaining $1.0 million liability was for continuing payments on contractual obligations, some of which span several years.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the above described actions during 2007 was as follows:

		Costs
	Balance	Incurred			Balance
	May 27,	and Other	Cash	Non-cash	May 26,
	2006	Adjustments	Payments	Adjustments	2007
	(In thousands)

2007 Actions:
Employee severance and related benefits	$—	$8,296	$(2,036)	$26	$6,286
Contractual obligations	—	303	(303)	—	—
Accumulated currency translation loss, net	—	21	—	(21)	—

Total	—	8,620	(2,339)	5	6,286

2006 Actions:
Employee severance and related benefits	4,867	787	(4,600)	(85)	969

Total	4,867	787	(4,600)	(85)	969

2005 Actions:
Employee severance and related benefits	11	—	(11)	—	—

Total	11	—	(11)	—	—

2004 Actions:
Employee severance and related benefits	613	(38)	(330)	—	245

Total	613	(38)	(330)	—	245

2003 and 2002 Actions:
Employee severance and related benefits	3	(3)	—	—	—
Contractual obligations	511	(227)	(284)	—	—

Total	514	(230)	(284)	—	—

Total of all actions	$6,005	$9,139	$(7,564)	$(80)	$7,500

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the above described actions during 2006 was as follows:

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

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for the above described actions during 2005 was as follows:

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

Marketable investments are recorded at fair value with the resulting unrealized gains and temporary losses included, net of tax, in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. Fair values of marketable investments are based on quoted market prices. Tax exempt municipal bonds were added to the marketable investments portfolio in 2007.

Realized gains on sales of marketable investments were $0.2 million, $0.3 million, and $1.5 million, respectively for 2007, 2006, and 2005. Realized losses on sales of marketable investments were $0.2 million, $0.5 million, and $2.4 million, respectively, for 2007, 2006, and 2005.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term marketable investments held at May 26, 2007 consisted of:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)

Municipal bonds	$72,661	$—	$(16)	$72,645
Certificates of deposit	5,251	1	—	5,252
Corporate notes and bonds	5,210	—	(52)	5,158
U.S. Agencies	4,109	—	(22)	4,087
Asset backed securities	653	—	—	653
Mortgage backed securities	74	—	—	74
U.S. Treasuries	4	—	—	4

Short-term marketable investments	$87,962	$1	$(90)	$87,873

Long-term marketable investments held at May 26, 2007 consisted of:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)

Municipal bonds	$80,483	$23	$(242)	$80,264
Asset backed securities	45,378	45	(432)	44,991
Mortgage backed securities	26,172	—	(761)	25,411
Corporate notes and bonds	13,545	—	(365)	13,180
U.S. Agencies	7,049	—	(156)	6,893
U.S. Treasuries	3,656	—	(88)	3,568

Long-term marketable investments	$176,283	$68	$(2,044)	$174,307

Short-term marketable investments held at May 27, 2006 consisted of:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)

Asset backed securities	$40,071	$6	$(241)	$39,836
U.S. Agencies	27,340	—	(328)	27,012
Corporate notes and bonds	23,841	9	(67)	23,783
Commercial paper	21,568	—	—	21,568
Mortgage backed securities	6,802	—	(187)	6,615
Certificates of deposit	2,517	—	(2)	2,515
U.S. Treasuries	17	—	—	17

Short-term marketable investments	$122,156	$15	$(825)	$121,346

Long-term marketable investments held at May 27, 2006 consisted of:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Market Value
	(In thousands)

Asset backed securities	$37,595	$—	$(901)	$36,694
U.S. Agencies	13,561	—	(340)	13,221
Corporate notes and bonds	20,223	—	(686)	19,537
Mortgage backed securities	30,252	—	(1,305)	28,947
U.S. Treasuries	5,634	—	(194)	5,440

Long-term marketable investments	$107,265	$—	$(3,426)	$103,839

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contractual maturities of long-term marketable investments at May 26, 2007 will be as follows:

Amortized Cost
Basis
(In thousands)

After 1 year through 5 years	$150,111
Mortgage backed securities	26,172

$176,283

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

The following table presents the market value of marketable investments with continuous unrealized losses at May 26, 2007:

	12 Months or More		Less Than 12 Months		Total
	Gross		Gross		Gross
	Estimated		Estimated		Estimated
	Market	Unrealized	Market	Unrealized	Market	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

Asset backed securities	$38,577	$(432)	$1,539	$—	$40,116	$(432)
Mortgage backed securities	24,724	(759)	760	(2)	25,484	(761)
Municipal bonds	—	—	80,302	(257)	80,302	(257)
Corporate notes and bonds	18,338	(418)	—	—	18,338	(418)
U.S. Agencies	10,980	(178)	—	—	10,980	(178)
U.S. Treasuries	3,572	(88)	—	—	3,572	(88)

Total	$96,191	$(1,875)	$82,601	$(259)	$178,792	$(2,134)

10.	Concentrations of Risk

Credit Risk

Financial instruments that potentially subject Tektronix to concentrations of credit risk consist principally of trade accounts receivable and marketable investments. The risk is limited due to the large number of entities comprising Tektronix’ customer base and investments, and their dispersion across many different industries and geographies.

Supplier Risk

Tektronix currently buys a significant portion of its circuit boards from two suppliers and a significant portion of its Application Specific Integrated Chips (“ASICs”) from two suppliers. Both circuit boards and ASICs are important components of Tektronix’ products and are built to its specifications. Management believes that other suppliers could build these circuit boards on comparable terms, however there are a limited number of suppliers that

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

could build ASICs to Tektronix’ specifications. A change in suppliers for circuit boards or ASICs could cause a delay in manufacturing and a possible loss of sales, which would adversely affect operating results.

11.	Inventories

Inventories consisted of the following at May 26, 2007 and May 27, 2006:

	2007	2006
	(In thousands)

Materials	$58,312	$58,237
Work in process	23,957	22,678
Finished goods	93,998	75,436

Inventories	$176,267	$156,351

12.	Other Current Assets

Other current assets consisted of the following at May 26, 2007 and May 27, 2006:

	2007	2006
	(In thousands)

Current deferred tax asset	$37,953	$45,686
Prepaid expenses	17,322	12,776
Income taxes receivable	5,160	1,772
Other receivables	9,555	8,343
Notes receivable	1,151	12
Other current assets	602	413

Other current assets	$71,743	$69,002

13.	Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following at May 26, 2007 and May 27, 2006:

	2007	2006
	(In thousands)

Land	$698	$698
Buildings	140,528	135,727
Machinery and equipment	266,595	258,137
Accumulated depreciation and amortization	(277,907)	(267,052)

Property, plant and equipment, net	$129,914	$127,510

Depreciation and amortization expense for property, plant and equipment for 2007, 2006, and 2005 was $28.7 million, $27.6 million, and $28.4 million, respectively.

14.	Goodwill, Net

Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill from acquisitions, but continues to amortize other acquisition related intangibles.

Tektronix performed its annual goodwill impairment analysis during the second quarter of 2007 and identified no impairment. The impairment review is based on a discounted cash flow approach that uses estimates of future

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market share and revenues and costs for the reporting units as well as appropriate discount rates. The estimates used are consistent with the plans and estimates that Tektronix uses to manage the underlying businesses. However, if Tektronix fails to deliver new products for these groups, if the products fail to gain expected market acceptance, or if market conditions in the related businesses are unfavorable, revenue and cost forecasts may not be achieved, and Tektronix may incur charges for impairment of goodwill.

Changes in goodwill, net, for continuing operations during fiscal years ended May 26, 2007 and May 27, 2006 were as follows (in thousands):

Balance at May 28, 2005	$301,934
Inet purchase price adjustment	(1,230)
Other acquisitions	7,428
Currency translation	(943)

Balance at May 27, 2006	$307,189
Other acquisitions	18,817
Inet purchase price adjustment	565
Currency translation	(103)

Balance at May 26, 2007	$326,468

Goodwill at May 26, 2007 consisted primarily of $220.2 million from the acquisition of Inet.

15.	Other Long-Term Assets

Other long-term assets consisted of the following at May 26, 2007 and May 27, 2006:

	2007	2006
	(In thousands)

Intangibles, net	$70,253	$86,805
Notes, contracts and leases	18,873	18,476
Corporate equity securities	1,139	8,923
Other long-term assets	14,925	5,335

Other long-term assets	$105,190	$119,539

Intangibles, net included $59.0 million as of May 26, 2007 and $82.6 million as of May 27, 2006, resulting from the acquisition of Inet in the second quarter of 2005, as described in Note 6 “Acquisitions.”

Intangibles, net as of May 26, 2007 also included $6.4 million from the acquisition of Minacom during 2007. These intangibles included $3.0 million for developed technology with average useful lives of 4.1 years and $2.9 million for customer relationships with a 6 year useful life.

Amortization expense for intangible assets for 2007, 2006, and 2005 was $24.9 million, $24.5 million, and $16.5 million, respectively.

Accumulated amortization for intangible assets as of May 26, 2007 and May 27, 2006 was $68.8 million and $44.1 million, respectively.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Corporate equity securities are classified as available-for-sale and reported at fair value. The related unrealized holding gains and temporary losses are excluded from earnings and included, net of tax, in Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. Corporate equity securities classified as available-for-sale and the related unrealized holding gains at May 26, 2007 and May 27, 2006 were as follows:

	2007	2006
	(In thousands)

Cost basis of corporate equity securities	$881	$4,282
Gross unrealized holding gains	258	4,641

Fair value of corporate equity securities	$1,139	$8,923

The decrease in corporate equity securities was primarily due to sales of shares of common stock of equity investments.

16.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at May 26, 2007 and May 27, 2006:

	2007	2006
	(In thousands)

Trade accounts payable	$38,038	$50,910
Other accounts payable	45,381	44,719

Accounts payable	83,419	95,629
Income taxes payable	24,664	16,181
Contingent liabilities (Note 18)	8,105	8,785
Product warranty accrual (Note 24)	7,243	5,798
Accrued expenses and other liabilities	10,918	6,930

Accrued liabilities	50,930	37,694

Accounts payable and accrued liabilities	$134,349	$133,323

Other accounts payable includes employee benefits liabilities and other miscellaneous non-trade payables.

At May 26, 2007, Tektronix maintained unsecured bank credit facilities totaling $75.6 million, of which $62.8 million was unused. These facilities do not have an expiration date or a fixed interest rate. In addition, no covenants are required by the banks.

17.	Long-Term Liabilities

Long-term liabilities consisted of the following at May 26, 2007 and May 27, 2006:

	2007	2006
	(In thousands)

Deferred compensation	$18,617	$14,584
Other long-term liabilities	31,282	16,158

Long-term liabilities	$49,899	$30,742

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Commitments and Contingencies

Commitments

Tektronix leases a portion of its capital equipment and certain of its facilities under operating leases that expire at various dates. Rental expense was $23.4 million, $22.9 million, and $20.8 million in 2007, 2006, and 2005, respectively. In addition, Tektronix is a party to long-term or minimum purchase agreements with various suppliers and vendors. The future minimum obligations under operating leases and purchase commitments as of May 26, 2007 were:

	Operating	Purchase
	Leases	Commitments
	(In thousands)

Year
2008	$25,183	$104,670
2009	20,217	3,015
2010	16,871	862
2011	3,981	—
2012	1,909	—
Future years	924	3,747

Total	$69,085	$112,294

Contingencies

As of May 26, 2007, Tektronix had $8.1 million of contingencies recorded in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, which consisted of $6.6 million for environmental exposures and $1.5 million for other contingent liabilities. It is reasonably possible that management’s estimates of contingencies could change in the near term and that such changes could be material to the consolidated financial statements.

Sale of Color Printing and Imaging

As of May 27, 2006 the balance of the contingencies related to the CPID disposition in 2000 was $5.0 million. During 2007, Tektronix recognized a $5.0 million pre-tax gain, in discontinued operations related to the sale. Recognition of this $5.0 million gain had previously been deferred as management did not believe that the conditions necessary to recognize this gain existed. During the current year, management determined that persuasive objective evidence supporting the recognition of the $5.0 million pre-tax gain existed, which included a lack of claims activity associated with certain exposures underlying the contingencies, and analysis of the enforceability of potential claims related to this contingency, given the passage of time since the closing of the sale. See Note 7 “Discontinued Operations” for additional information related to the sale of CPID.

Environmental and Other

The $6.6 million for environmental exposures was specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus. Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.

Tektronix completed and filed a feasibility study with the Department of Environmental Quality (“DEQ”) during fiscal year 2007. Based on the recommendations in the feasibility study, management’s best estimate of the cost for remediation of the environmental exposure was $6.8 million. The $6.8 million is an increase of $4.8 million over the 2006 estimate of $2.0 million which was the low end of a range of $2.0 million to $10.0 million. Of the

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$6.8 million, a reserve of $6.6 million remained at the end of 2007. These costs are expected to be incurred over the next several years. Tektronix is currently in the process of revising its feasibility study to address comments from the DEQ. Tektronix expects completion of the revised feasibility study during fiscal year 2008, the result of which could change management’s estimate of the liability. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from the recorded liability.

The remaining $1.5 million included amounts primarily related to intellectual property, employment issues, and regulatory matters. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.

The U.S. Office of Export Enforcement and the Department of Justice are conducting investigations into Tektronix’ compliance with export regulations with respect to certain sales made in Asia. Tektronix is fully cooperating with the investigations. The government could pursue a variety of sanctions against Tektronix, including monetary penalties and restrictions on its exportation of certain products. Based on the status of the investigations as of the date of this report, Tektronix does not anticipate that the results of the investigations will have a material adverse effect on Tektronix’ business, results of operations, financial condition, or cash flows.

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

20.	Shareholders’ Equity

Repurchase of Common Stock

Repurchases of Tektronix common stock were made under authorizations totaling $1.25 billion approved by the Board of Directors. The authority to purchase common stock on the open market or through negotiated transactions included authorizations of $550.0 million in 2000, $400.0 million in 2005, and $300.0 million in 2007. The share repurchase authorizations have no stated expiration date.

During 2007, 2006, and 2005, Tektronix repurchased a total of 6.7 million, 4.8 million, and 7.8 million shares, respectively, at an average price per share of $28.61, $25.02, and $26.63, respectively, for $191.1 million, $120.8 million, and $208.4 million, respectively. As of May 26, 2007, Tektronix has repurchased a total of 36.5 million shares at an average price of $24.93 per share totaling $909.1 million under these authorizations. The reacquired shares were immediately retired, in accordance with Oregon corporate law. As of May 26, 2007 $340.9 million remained open under these authorizations.

Subsequent to the end of 2007, the Board of Directors authorized an additional $350.0 million for share repurchases, bringing the total authorization to $1.6 billion.

In addition, in June 2007, Tektronix issued $345.0 million principal amount of convertible notes due on July 15, 2012. The primary use of the proceeds will be for additional repurchases under the share repurchase program and for other corporate purposes. Concurrent with this debt placement, Tektronix repurchased 3.2 million shares of common stock, at an average price per share of $34.57, for $110.0 million.

Tektronix, Inc.

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

Accumulated Other Comprehensive (Loss) Income

Accumulated other comprehensive (loss) income consisted of the following components, net of tax:

	2007	2006	2005
	(In thousands)

Foreign currency translation	$39,895	$37,604	$42,127
Unrealized holding gains on available-for-sale securities	(1,159)	259	527
Additional minimum pension liability	—	(11,477)	(198,437)
Benefit plan obligations	(134,088)	*	*

Total accumulated other comprehensive (loss) income	$(95,352)	$26,386	$(155,783)

*	With the adoption of SFAS No. 158 at May 26, 2007, certain information for 2006 and 2005 was not previously applicable.

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

Tektronix accounts for derivative financial instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the consolidated statement of operations to the extent effective and

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requires that Tektronix formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

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

Net foreign exchange transaction gains and losses were not material for 2007, 2006, and 2005. Tektronix held forward contracts with notional amounts totaling $35.5 million and $37.9 million at May 26, 2007 and May 27, 2006, respectively.

22.	Business Segments

Tektronix derives revenue principally by developing, manufacturing, and selling a broad range of test, measurement and monitoring products in two primary segments that have similar economic characteristics as well as similar customers, production processes, and distribution methods. Accordingly, Tektronix reports as a single segment.

	2007	2006	2005
	(In thousands)

Consolidated net sales to external customers by groups of similar products:
Instruments Business	$843,660	$788,773	$812,692
Communications Business	261,512	251,097	221,962

Net sales	$1,105,172	$1,039,870	$1,034,654

Consolidated net sales to external customers by region:
The Americas
United States	$412,951	$361,688	$392,755
Other Americas	31,503	30,449	31,843
Europe	282,959	286,756	241,823
Pacific	223,464	196,759	198,911
Japan	154,295	164,218	169,322

Net sales	$1,105,172	$1,039,870	$1,034,654

Long-lived assets:
United States	$451,239	$679,301	$447,860
International	142,448	114,065	109,905
Long-term marketable investments	174,307	103,839	226,892
Deferred tax assets	21,464	—	56,560

Long-lived assets	$789,458	$897,205	$841,217

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	Other Non-Operating Expense, Net

	2007	2006	2005
	(In thousands)

Gain (loss) on sale of corporate equity securities	$683	$(90)	$2,696
Gain (loss) on disposition of financial assets	38	35	(825)
Currency gains (losses)	144	(259)	(1,047)
Other expense, net	(6,150)	(3,063)	(4,388)

Other non-operating expense, net	$(5,285)	$(3,377)	$(3,564)

In 2007, Tektronix sold 1.9 million shares of common stock of Tut Systems, Inc., and 0.2 million shares of common stock of Merix Corporation. Net proceeds from the sales were $4.1 million, which resulted in a realized gain of $0.7 million.

In 2005, Tektronix sold 1.4 million shares of common stock of Tut Systems, Inc. Net proceeds from the sale were $4.4 million, which resulted in a realized gain of $2.7 million.

Other expense, net, includes items such as planned environmental remediation activity, rental income, miscellaneous fees, and charitable contributions. In 2007, Tektronix recorded $5.5 million related to environmental exposures in other expense, net.

24.	Product Warranty Accrual

Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Consolidated Balance Sheets, reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.

Changes in the product warranty accrual were as follows (in thousands):

Balance, May 28, 2005	$6,508
Warranty parts and service provided	(9,777)
Provision for warranty expense	9,067

Balance, May 27, 2006	5,798
Warranty parts and service provided	(11,305)
Provision for warranty expense	12,750

Balance, May 26, 2007	$7,243

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

25.	Income Taxes

Income tax expense consisted of:

	2007	2006	2005
	(In thousands)

Current:
Federal	$26,001	$17,790	$15,910
State	631	1,086	3,360
Non - U.S.	11,057	13,026	6,740

	37,689	31,902	26,010
Deferred:
Federal	(11,539)	9,799	21,003
State	(2,784)	532	(817)
Non - U.S.	2,198	(4,697)	(863)

	(12,125)	5,634	19,323

Total income tax expense	$25,564	$37,536	$45,333

Income tax expense differs from the amounts that would result by applying the U.S. statutory rate to earnings before taxes. A reconciliation of the difference is:

	2007	2006	2005
	(In thousands)

Income taxes based on U.S. statutory rate	$39,492	$44,950	$43,464
State income taxes, net of U.S. tax	171	1,052	1,653
Extraterritorial income exclusion	(2,663)	(3,150)	(2,504)
Changes in valuation allowance	(165)	(4,838)	(16,664)
Reversal of prior fiscal years’ provisions	(5,915)	(2,005)	—
Nondeductible charge for in-process R&D	—	128	11,283
Domestic manufacturer’s deduction	(749)	(1,193)	—
Change in state and local tax rate	(1,570)	2,355	—
Tax exempt interest income	(1,156)	—	—
Enactment of Tax Relief and Health Care Act of 2006	(2,392)	—	—
Other — net	511	237	8,101

Total income tax expense	$25,564	$37,536	$45,333

The reconciliations above reflect permanent items that impact the provisions. Items that increase provisions include state income taxes and various nondeductible expenses, whereas items that decrease the provisions include the extraterritorial income exclusion, various tax credits, tax exempt interest income, reductions in valuation allowances and reversals of prior fiscal years’ provisions.

During 2005, $11.3 million was not recognized as a tax benefit since this resulted from the write-off of IPR&D from the Inet acquisition. Income tax expense for 2005 included $8.1 million of other provisions largely for taxes on unremitted earnings of foreign subsidiaries and tax contingencies related to research and development tax credits, net operating loss carryforwards and other non-deductible items, partially offset by a favorable adjustment from the prior fiscal year income tax return. In addition, income tax expense for 2005 also included a benefit of $16.7 million associated with the reduction of the valuation allowance maintained on certain deferred tax assets. The reduction was primarily the result of the utilization of foreign tax credit carryovers during the year.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tax benefits of $2.6 million, $8.4 million and $3.9 million associated with share-based compensation were allocated to common stock in 2007, 2006, and 2005, respectively.

Net deferred tax assets and liabilities are included in the following Consolidated Balance Sheet line items:

	2007	2006
	(In thousands)

Other current assets	$37,953	$45,686
Deferred tax assets	21,464	—
Accounts payable and accrued liabilities	(1,119)	—
Deferred income taxes	—	(65,935)

Net deferred tax assets (liabilities)	$58,298	$(20,249)

The temporary differences and carryforwards that gave rise to deferred tax assets and liabilities were as follows:

	2007	2006
	(In thousands)

Deferred tax assets:
Reserves and other liabilities	$31,401	$41,585
Accrued pension obligation	1,084	—
Share-based compensation — SFAS No. 123R	4,440	—
Accumulated depreciation	14,245	11,211
Inventory	11,483	8,834
Net operating loss carryforwards	9,692	10,769
Other credit carryforwards	1,721	2,922
Accrued postretirement benefits	4,811	5,219
Lease obligation	1,643	2,393
Restructuring costs and separation programs	391	522
Unrealized gains on marketable equity securities	1,100	297

Gross deferred tax assets	82,011	83,752
Less: valuation allowance	(1,516)	(1,681)

Deferred tax assets	$80,495	$82,071

Deferred tax liabilities:
Accrued pension obligation	$—	$(71,775)
Intangibles	(22,197)	(30,330)
Software development costs	—	(215)

Deferred tax liabilities	(22,197)	(102,320)

Net deferred tax assets (liabilities)	$58,298	$(20,249)

At May 26, 2007, there were $1.7 million of other credit carryforwards comprising primarily international and state tax credits, which expire by fiscal year 2014. In addition, there were $40.5 million of international net operating losses with a deferred tax value of $9.0 million, $3.7 million of which expire by fiscal year 2013 and $5.3 million of which can be carried forward indefinitely. Further, there were $13.6 million of state net operating losses with a deferred tax value of $0.7 million, which expire by fiscal year 2024. Tektronix has a $1.5 million

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

valuation allowance in place against certain international tax credits, state tax credits, and international net operating losses.

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

In April 2005, Tektronix reached a preliminary agreement with the Internal Revenue Service (“IRS”) with respect to its examination of Tektronix’ fiscal years 2001, 2002, and 2003. At that time, Tektronix made a payment of $12.7 million with respect to this audit. In August 2005, Tektronix was notified that the congressional Joint Committee on Taxation had completed its review and had accepted the conclusions contained in the IRS Audit Report associated with the examination of those years. The settlement of this audit resulted in a net decrease of approximately $2.0 million of related reserves in the first quarter of 2006.

During 2007, the estimate of prior years’ exposures was reduced by $5.9 million to reflect the results of tax audits that concluded during the fiscal year, including the IRS examination of Tektronix’ fiscal years 2004 and 2005.

Management believes that an appropriate liability has been established for estimated exposures; however, actual results may differ materially from these estimates.

26.	Benefit Plans

Tektronix sponsors one IRS-qualified defined benefit plan, the Tektronix Cash Balance pension plan, and one non-qualified defined benefit plan, the Retirement Equalization Plan, for eligible employees in the United States. Employees hired after July 31, 2004 do not participate in the U.S. Cash Balance pension plan. Tektronix also sponsors defined benefit pension plans in Germany, the United Kingdom, Japan, and Taiwan. During 2007, Tektronix settled the Netherlands pension plan resulting in a $1.5 million settlement gain. Tektronix also provides postretirement life insurance benefits to all current employees and provides certain retired and active employees with postretirement health care benefits. The pension plans have a fiscal year end measurement date.

Adoption of SFAS No. 158

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R),” requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability on its statement of financial position using prospective application. SFAS No. 158 also requires an employer to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

Tektronix adopted SFAS No. 158 in fiscal year 2007. Upon adoption, Tektronix recorded an after-tax adjustment of $127.2 million to the ending balance of accumulated other comprehensive loss for pension and postretirement benefit plans. The accumulated other comprehensive loss, before tax, consisted of $216.5 million of unrecognized actuarial loss, $5.6 million of unrecognized prior service benefit, and $0.4 million of unrecognized transition obligation for pension and postretirement benefit plans.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the incremental effect of applying SFAS No. 158 on the Consolidated Balance Sheets as of May 26, 2007 for pension and postretirement benefit plans:

	Before	Adjustments	After
	Application of	Due to	Application of
	SFAS No. 158	SFAS No. 158	SFAS No. 158
	(In thousands)

Pension asset	$240,428	$(208,313)	$32,115
Deferred tax (liabilities) assets	(49,977)	71,441	21,464
Total assets	$1,546,170	$(136,872)	$1,409,298

Accounts payable and accrued liabilities	$131,463	$2,886	$134,349
Pension and postretirement benefit liabilities	82,709	(12,606)	70,103
Total liabilities	$429,172	$(9,720)	$419,452

Accumulated other comprehensive income (loss)	$31,800	$(127,152)	$(95,352)
Total shareholders’ equity	$1,116,998	$(127,152)	$989,846

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pension and Postretirement Benefit Plans

The following table provides information about changes in the benefit obligation and fair value of plan assets, a statement of the funded status, and amounts recognized on the Consolidated Balance Sheets and in accumulated other comprehensive loss:

	Pension	Pension	Postretirement	Postretirement
	Benefits	Benefits	Benefits	Benefits
	2007	2006	2007	2006
	(In thousands)

Change in benefit obligation:
Beginning balance	$702,621	$728,739	$15,144	$16,261
Service cost	7,763	7,050	79	96
Interest cost	39,159	36,624	895	856
Actuarial loss (gain)	12,510	(22,110)	817	(394)
Curtailment/settlement	(42,884)	(3,118)	—	—
Plan amendments	(516)	—	—	—
Benefit payments	(43,253)	(46,493)	(1,746)	(1,675)
Exchange rate changes	6,282	1,821	—	—
Participant contributions	110	108	—	—

Ending balance	$681,792	$702,621	$15,189	$15,144

Change in fair value of plan assets:
Beginning balance	$630,330	$543,864	$—	$—
Actual return	100,677	71,387	—	—
Employer contributions	5,259	60,042	1,746	1,675
Benefit payments	(43,253)	(46,493)	(1,746)	(1,675)
Participant contributions	110	108	—	—
Curtailment/settlement	(42,884)	(335)	—	—
Exchange rate changes	4,416	1,757	—	—

Ending balance	$654,655	$630,330	$—	$—

Funded status:
Net underfunded status of the plans	$(27,137)	$(72,291)	$(15,189)	$(15,144)
Unrecognized transition obligation	*	541	*	—
Unrecognized prior service cost	*	(7,337)	*	—
Unrecognized actuarial loss	*	277,237	*	1,038

Net amounts recognized	$(27,137)	$198,150	$(15,189)	$(14,106)

* With the adoption of SFAS No. 158 at May 26, 2007, certain information was no longer applicable.

Amounts recognized on the consolidated balance sheets consist of:
Pension asset	$32,115	$239,128	$—	$—
Account payable and accrued liabilities	(2,886)	(127)	—	—
Pension and postretirement benefits liabilities	(56,366)	(66,020)	(13,737)	(12,106)
Accrued compensation	—	—	(1,452)	(2,000)
Accumulated other comprehensive loss	*	25,169	*	—

Net amount recognized	$(27,137)	$198,150	$(15,189)	$(14,106)

* With the adoption of SFAS No. 158 at May 26, 2007, certain information was no longer applicable.

Amounts recognized in accumulated other comprehensive loss consisted of:
Net actuarial loss	$214,614	$ *	$1,855	$ *
Prior service benefit	(5,568)	*	—	*
Transition obligation	373	*	—	*
Deferred tax assets	(76,517)	*	(669)	*

Net amount recognized	$132,902	$ *	$1,186	$ *

*	With the adoption of SFAS No. 158 at May 26, 2007, certain information for 2006 was not previously applicable.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides information for certain pension plans with an accumulated benefit obligation in excess of plan assets:

	2007	2006
	(In thousands)

Projected benefit obligation	$120,233	$118,481
Accumulated benefit obligation	117,702	115,492
Fair value of plan assets	60,980	51,567

The following table provides estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2008:

	Pension	Postretirement
	Benefit	Benefit
	(In thousands)

Net actuarial loss	$20,772	$46
Prior service benefit	(2,267)	—
Transition obligation	42	—

Total	$18,547	$46

Components of net periodic benefit cost for pension and postretirement benefits were as follows:

	2007	2006	2005
	(In thousands)

Pension benefit:
Service cost	$7,763	$7,050	$6,336
Interest cost	39,159	36,624	38,079
Expected return on plan assets	(49,442)	(49,493)	(49,698)
Amortization of transition asset	171	156	118
Amortization of prior service cost	(2,182)	(2,300)	(2,298)
Curtailment/settlement gain	(1,517)	(2,221)	(193)
Amortization of unrecognized net loss	20,665	21,104	13,542

Net periodic benefit cost	$14,617	$10,920	$5,886

Postretirement benefit:
Service cost	$79	$96	$84
Interest cost	895	856	904

Net periodic benefit cost	$974	$952	$988

Contributions and Estimated Future Benefit Payments

No contribution has been made to the U.S. Cash Balance pension plan in 2007. During 2006, Tektronix made voluntary contributions of $48.4 million to the U.S. Cash Balance pension plan and $6.4 million to the United Kingdom pension plan.

Tektronix does not have significant statutory or contractual funding requirements for the qualified defined benefit plans and postretirement benefit plans. Tektronix may make additional cash contributions to the plans in the future depending on the market performance of the pension plans assets.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following estimated future benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Postretirement
	Benefit	Benefit	Total
	(In thousands)

Year
2008	$42,474	$1,452	$43,926
2009	42,687	1,413	44,100
2010	43,272	1,377	44,649
2011	43,128	1,353	44,481
2012	44,132	1,329	45,461
2013 — 2017	231,807	6,265	238,072

Total	$447,500	$13,189	$460,689

Investment Policy and Asset Allocation

The investment policy for the U.S. Cash Balance pension plan currently provides for target asset allocations of 74.5% for equity investments and 25.5% for fixed income investments. Allocations may vary by 5% before reallocation of assets becomes necessary. Tektronix’ investment strategy is to maximize shareholder value within the context of providing benefit security for plan participants.

The plan assets of the U.S. Cash Balance pension plan included investments in real estate, absolute return funds, and private equity valued at $119.9 million, whose fair values have been estimated by management based on information supplied to Tektronix by the fund managers or the general partners, in the absence of readily determinable market values that are available on publicly traded securities. The value of plan assets directly affects the funded status of the U.S. Cash Balance pension plan recorded in the financial statements.

The plan asset allocations at May 26, 2007 and May 27, 2006 for the U.S. Cash Balance pension plan, which comprises the majority of Tektronix’ pension plan assets, by asset category were as follows:

	2007	2006

Equity investments	75%	74%
Debt securities	14	17
Real estate	11	8
Other	—	1

	100%	100%

Weighted Average Assumptions Used

Weighted average assumptions used to determine benefit obligations at May 26, 2007 and May 27, 2006 were as follows:

	Pension Benefits		Postretirement Benefits
	2007	2006	2007	2006

Discount rate	5.9%	5.9%	6.0%	6.3%
Rate of compensation increase	3.5%	3.4%	3.6%	3.6%

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted average assumptions used to determine net pension and postretirement benefit expense for 2007, 2006, and 2005 were as follows:

	Pension Benefits			Postretirement Benefits
	2007	2006	2005	2007	2006	2005

Discount rate	5.9%	5.3%	6.1%	6.3%	5.5%	6.3%
Rate of compensation increase	3.4%	3.5%	3.6%	3.6%	3.6%	3.6%
Expected long-term return on plan assets	8.5%	8.3%	8.4%	N/A	N/A	N/A

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

Tektronix maintains an insured indemnity health plan for retirees. The assumed health care cost trend rate used to measure the expected cost of benefits under the indemnity and HMO plans for participants under the age of 65 was assumed to increase by 9.0% in 2007. For participants over the age of 65, the assumed health care cost trend rate used to measure the expected cost of benefits under the indemnity and HMO plans was assumed to increase by 9.5% in 2007. Thereafter, the rates of both plans were assumed to gradually decrease until they reach 5.3% for participants under the age of 65 and 5.5% for those over 65 in 2012. A 1% change in these assumptions would not have a material effect on either the postretirement benefit obligation at May 26, 2007 or the benefit expense reported for 2007.

Employee savings plan

Tektronix has an employee savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Participating U.S. employees may defer up to 50% of their eligible pay, subject to certain regulatory limitations. Employee contributions are invested, at the employee’s direction, among a variety of investment alternatives. Tektronix makes a basic contribution of 2% of eligible pay for all participants plus a matching contribution of 100% of the first 4% of elective contributions. Tektronix’ total contributions were approximately $12.7 million in 2007, $11.9 million in 2006, and $10.6 million in 2005.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

27.	Supplemental Cash Flow Information

	May, 26,	May, 27,	May, 28,
	2007	2006	2005
	(In thousands)

Supplemental disclosure of cash flows
Income taxes paid, net	$27,151	$8,932	$34,669
Interest paid	449	254	335
Non-cash transactions from Inet acquisition
Common stock issued	$—	$—	$247,543
Stock options assumed	—	—	9,658
Restricted share rights assumed	—	—	321
Unearned stock-based compensation	—	—	(3,403)
Liabilities assumed	—	(2,298)	39,033
Non-cash assets acquired, net of deferred income taxes	—	2,298	(387,101)

Net cash paid for acquisition of Inet	$—	$—	$(93,949)

Other non-cash transactions:
Common stock issued for acquisition	$—	$2,075	$—
Note receivable for sale of property	—	1,250	—

28.	Subsequent Events

Subsequent to the end of 2007, Tektronix issued $345.0 million principal amount of senior convertible notes due on July 15, 2012. See Note 29 “Convertible Notes” below for details.

29.	Convertible Notes

In June 2007, Tektronix issued $345.0 million principal amount of senior convertible notes due on July 15, 2012 (the “Convertible Notes”). The Convertible Notes were issued at par and accrue interest at a rate of 1.625% per annum. Interest will be paid semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2008.

The initial conversion rate for the Convertible Notes is 25.1538 shares of Tektronix common stock per $1,000 principal amount of Convertible Notes, equivalent to a conversion price of approximately $39.76 per share. These conversion rates will be adjusted if Tektronix makes specified types of distributions or enters into certain other transactions with respect to its common stock. The Convertible Notes may only be converted: 1) during any calendar quarter if the closing price of Tektronix common stock exceeds 130% of the conversion price per share during a defined period at the end of the previous calendar quarter, 2) if the trading price of the Convertible Notes falls below a certain threshold over a defined period, 3) if specified corporate transactions, including a change in control, occur or 4) one month prior to the respective maturity date.

Upon conversion, a holder would receive the conversion value equal to the conversion rate multiplied by the volume weighted average price of Tektronix common stock during a specified period relating to the conversion date. The conversion value will be paid in: 1) cash equal to the lesser of the principal amount of the note or the conversion value, as defined, and 2) to the extent the conversion value exceeds the principal amount of the note, shares of Tektronix common stock, cash or a combination of common stock and cash, at Tektronix’ option (the “excess conversion value”). In addition, upon a change in control, as defined, the holders may require Tektronix to purchase for cash all or a portion of their notes for 100% of the principal amount of the notes plus accrued and unpaid interest, if any.

Tektronix, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with issuance of the Convertible Notes, $110.0 million of Tektronix common stock was repurchased under the Tektronix’ stock repurchase program.

Tektronix evaluated the embedded conversion option in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and concluded that the embedded conversion option contained within the Convertible Notes should not be accounted for separately because the conversion option is indexed to Tektronix common stock and is classified as stockholders’ equity.

Concurrent with the issuance of the Convertible Notes, Tektronix purchased convertible note hedges. The convertible note hedges allow Tektronix to receive shares of Tektronix common stock and/or cash from the counterparties to the transactions equal to the amounts of common stock and/or cash related to the excess conversion value that Tektronix would issue and/or pay to the holders of the Convertible Notes upon conversion. The aggregate cost of these hedge transactions was $74.5 million.

In separate transactions, Tektronix also sold warrants for the purchase of up to 8.7 million shares of Tektronix common stock at a price of $49.26 per share. The warrants are exercisable over a 100-business day period commencing on October 15, 2012. Tektronix received $44.0 million in cash proceeds from the sale of these warrants.

Because Tektronix has the choice of settling the convertible note hedges and warrants in cash or shares of its stock, and these contracts meet all of the applicable criteria for equity classification as outlined in Emerging Issues Task Force (“EITF”) No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the cost of the convertible note hedges and net proceeds from the sale of the warrants are classified in stockholders’ equity. In addition, because both of these contracts are classified in stockholders’ equity and are indexed to Tektronix common stock, they are not accounted for as derivatives under SFAS No. 133.

Quarterly Financial Data (unaudited)

In the opinion of management, this unaudited quarterly financial summary includes all adjustments necessary to present fairly the results for the periods represented (in thousands, except per share amounts):

	Quarter Ended
	May 26,	Feb. 24,	Nov. 25,	Aug. 26,
	2007	2007	2006	2006

Net sales	$298,514	$265,756	$272,789	$268,113
Gross profit	181,412	157,082	159,296	163,350
Operating income(a)	28,707	20,332	25,011	27,987
Earnings before taxes	31,151	22,543	27,594	31,547
Net earnings from continuing operations	28,039	19,522	19,597	20,113
(Loss) gain from discontinued operations	(95)	3,229	(4)	7
Net earnings	$27,944	$22,751	$19,593	$20,120
Earnings per share:
Continuing operations — basic	$0.36	$0.24	$0.24	$0.25
Continuing operations — diluted	$0.35	$0.24	$0.24	$0.24
Discontinued operations — basic and diluted	$—	$0.04	$—	$—
Net earnings — basic	$0.36	$0.29	$0.24	$0.25
Net earnings — diluted	$0.35	$0.28	$0.24	$0.24
Average shares outstanding:
Basic	77,569	79,795	81,535	82,074
Diluted	79,011	81,301	83,151	83,542
Common stock prices:
High	$30.27	$31.38	$31.78	$32.17
Low	$28.01	$27.63	$27.47	$26.32

	Quarter Ended
	May 27,	Feb. 25,	Nov. 26,	Aug. 27,
	2006	2006	2005	2005

Net sales	$289,309	$262,105	$253,396	$235,060
Gross profit	174,158	159,102	152,225	135,957
Operating income(a)	37,851	33,535	29,451	17,866
Earnings before taxes	42,466	35,887	30,200	19,875
Net earnings from continuing operations	31,908	24,938	19,878	14,168
(Loss) gain from discontinued operations	(47)	1,575	17	(82)
Net earnings	$31,861	$26,513	$19,895	$14,086
Earnings per share:
Continuing operations — basic	$0.38	$0.30	$0.24	$0.17
Continuing operations — diluted	$0.37	$0.30	$0.24	$0.17
Discontinued operations — basic and diluted	$—	$0.02	$—	$—
Net earnings — basic	$0.38	$0.32	$0.24	$0.17
Net earnings — diluted	$0.37	$0.32	$0.24	$0.17
Average shares outstanding:
Basic	83,681	82,174	82,833	84,603
Diluted	85,365	83,319	83,584	85,297
Common stock prices:
High	$36.70	$31.41	$26.63	$25.29
Low	$30.26	$25.36	$22.73	$22.56

Tektronix common stock is traded on the New York Stock Exchange. There were 3,703 shareholders of record at July 19, 2007. The market prices quoted above are the daily high and low prices reported by the New York Stock Exchange rounded to full cents per share.

Notes to Quarterly Financial Data (unaudited):

(a) Tektronix incurred business realignment costs (credits) of $2.6 million, ($0.2) million, $0.4 million, and $6.3 million during the first, second, third, and fourth quarters of fiscal year 2007, respectively. Tektronix incurred acquisition related costs and amortization of $1.5 million, $1.4 million, $3.2 million, and $1.8 million during the first, second, third, and fourth quarters of fiscal year 2007, respectively. Tektronix incurred business realignment costs of $2.5 million, $1.9 million, $3.2 million, and $2.3 million during the first, second, third, and fourth quarters of fiscal year 2006, respectively. Tektronix incurred acquisition related costs and amortization of $3.4 million, $2.1 million, $1.4 million, and $1.6 million during the first, second, third, and fourth quarters of fiscal year 2006, respectively.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of May 26, 2007 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of May 26, 2007. We reviewed the results of management’s assessment with our Audit Committee.

Management’s assessment of the effectiveness of our internal control over financial reporting as of May 26, 2007 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report. The report of Deloitte & Touche LLP is included below.

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

Chief Executive Officer and Chief Financial Officer Certifications

The certifications of Tektronix’ chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act have been filed as Exhibits 31.1 and 31.2 to this report. Additionally, in October 2006, Tektronix’ chief executive officer filed with the New York Stock Exchange (“NYSE”) the annual certification required to be furnished to the NYSE pursuant to Section 303A.12 of the NYSE Listed Company Manual. The certification confirmed that Tektronix’ chief executive officer was not aware of any violation by Tektronix of the NYSE’s corporate governance listing standards.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Tektronix, Inc.
Beaverton, Oregon

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Tektronix, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 26, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 26, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 26, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the fiscal year ended May 26, 2007 of the Company and our report dated July 23, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and includes explanatory paragraphs related to the Company’s adoption of new accounting standards and the valuation of investments with no readily determinable market values.

/s/  Deloitte & Touche llp

Portland, Oregon
July 23, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item regarding executive officers is contained under “Executive Officers of Tektronix” and regarding our code of ethics under “The Company” in Item 1 of Part I of this report.

The information required by this item regarding directors is included under the “Director Nominees,” “Board of Directors Meetings, Committees and Director Compensation,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance Guidelines and Policies” and “Report of the Audit Committee” sections of Tektronix’ Proxy Statement dated August 16, 2007.

Item 11.	Executive Compensation.

The information required by this item is included under “Executive Compensation,” “Board of Directors Meetings, Committees and Director Compensation,” the “Organization and Compensation Committee’s Compensation Discussion and Analysis” and “Organization and Compensation Committee Report” sections of Tektronix’ Proxy Statement dated August 16, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is included in Note 5 “Share-Based Compensation” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data of this report, and under “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management” sections of Tektronix’ Proxy Statement dated August 16, 2007.

Item 13.	Certain Relationships and Related Transactions.

None. The information regarding policies and procedures for transactions with related persons is contained under “Transactions with Related Persons” in Tektronix’ Proxy Statement dated August 16, 2007.

Item 14.	Principal Accounting Fees and Services.

The information appearing in the 2007 Proxy Statement under the caption “Fees Paid to Deloitte & Touche LLP” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

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

Schedule II — Valuation and Qualifying Accounts	Page 95

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

(3) Exhibits:

(3)	(i)	Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3(i) of Form 10-K filed August 12, 2004, SEC File No. 001-04837.
	(ii)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3(ii) of Form 8-K filed May 9, 2005, SEC File No. 001-04837.
(4)	(i)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 001-04837.
	(ii)	Registration Rights Agreement dated as of June 29, 2007, among Tektronix, Inc. and Merrill Lynch, Pierce Fenner & Smith Incorporated, Goldman Sachs & Co. and Citigroup Global Markets Inc. Incorporated by reference to Exhibit 4.2 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.
	(iii)	Indenture related to the Senior Convertible Notes due 2012, dated as of June 29, 2007, between Tektronix, Inc. and U.S. Bank National Association, as trustee (including form of 1.625% Senior Convertible Note due 2012. Incorporated by reference to Exhibit 4.1 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.
(10)	†(i)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 001-04837.
	†(ii)	Restated Annual Performance Incentive Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-Q filed October 14, 2003, SEC File No. 001-04837.

†(iii)	Change of Control Agreements. Form of agreement is incorporated by reference to Exhibit 10(viii) of Form 10-K dated August 18, 1993, SEC File No. 001-04837. Current list of covered executive officers is incorporated by reference to Exhibit 10.1 of Form 10-Q filed January 4, 2006. SEC File No. 001-04837.
†(iv)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit 10(v) of Form 10-K filed August 22, 1996, SEC File No. 001-04837
†(v)	Indemnity Agreement entered into between the Company and certain named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 20, 1993, SEC File No. 001-04837.
†(vi)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills. Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 2, 2001, SEC File No. 001-04837.
†(vii)	Form of Executive Severance Agreement entered into between the Company and each of its executive officers (other than the Chief Executive Officer). Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 12, 2004, SEC File No. 001-04837.
†(viii)	Tektronix, Inc. 2001 Non-Employee Directors Compensation Plan, Effective January 1, 2007 as amended through Amendment No. 1. Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 26, 2007, SEC File No. 001-04837.
†(ix)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 001-04837.
†(x)	Tektronix, Inc. Deferred Compensation Plan, 2005 Restatement, effective January 1, 2005. Incorporated by reference to Exhibit 10(x) of Form 10-K filed August 3, 2006, SEC File No. 001-04837.
†(xi)	Tektronix, Inc. Stock Deferral Plan, 2005 Restatement, effective January 1, 2005. Incorporated by reference to Exhibit 10(xi) of Form 10-K filed August 3, 2006, SEC File No. 001-04837.
†(xiii)	2001 Stock Option Plan. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 14, 2003, SEC File No. 001-04837.
†(xiv)	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 5, 2005, SEC File No. 001-04837.
†(xv)	Agreement and plan of merger dated as of June 29, 2004, among Tektronix, Inc., Inet Technologies, Inc., Impala Merger Corp. and Impala Acquisition Co. LLC. Incorporated by reference to Exhibit (2) of Form 8-K filed June 30, 2004, SEC File No. 001-04837.
†(xvi)	Form of Non-Statutory Stock Option Agreement for Executive Officers under the Tektronix 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 23, 2006, SEC File No. 001-04837.
†(xvii)	Form of Restricted Stock Agreement for Executive Officers under the Tektronix 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 23, 2006, SEC File No. 001-04837.
†(xviii)	2005 Stock Incentive Plan. Incorporated by reference to appendix B to the Company’s Proxy Statement dated August 18, 2005 for the 2005 Annual Meeting of Shareholders, SEC File No. 001-04837.
(xix)	Purchase Agreement, dated as of June 25, 2007, among Tektronix, Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated, Goldman Sachs & Co. and Citigroup Global Markets Inc. Incorporated by reference to Exhibit 10.1 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.
(xx)	Confirmation of OTC Convertible Note Hedge, dated June 29, 2007, between Tektronix, Inc. and Merrill Lynch International. Incorporated by reference to Exhibit 10.2 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.
(xxi)	Confirmation of OTC Convertible Note Hedge, dated June 29, 2007, between Tektronix, Inc. and Citibank, N.A. Incorporated by reference to Exhibit 10.3 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.

	(xxii)	Confirmation of OTC Warrant Transaction, dated June 29, 2007, between Tektronix, Inc. and Merrill Lynch Financial Markets, Inc. Incorporated by reference to Exhibit 10.4 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.
	(xxiii)	Confirmation of OTC Warrant Transaction, dated June 29, 2007, between Tektronix, Inc. and Citibank, N.A. Incorporated by reference to Exhibit 10.5 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.
(14)	(i)	Code of Ethics for Financial Managers. Incorporated by reference to Exhibit 14(i) of Form 10-K filed August 12, 2004, SEC File No. 001-04837.
	(ii)	Business Practices Guidelines, 2007 Restatement, as amended effective May 25, 2007.
(21)		Subsidiaries of the registrant.
(23)		Consent of Independent Registered Public Accounting Firm.
(24)		Powers of Attorney.
(31.1)		302 Certification, Chief Executive Officer.
(31.2)		302 Certification, Chief Financial Officer.
(32.1)		906 Certification, Chief Executive Officer.
(32.2)		906 Certification, Chief Financial Officer.

†	Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEKTRONIX, INC.

By	/s/ COLIN L. SLADE
Colin L. Slade, Senior Vice President and
Chief Financial Officer

Dated: July 24, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ RICHARD H. WILLS* Richard H. Wills	Chairman of the Board, President, and Chief Executive Officer	July 24, 2007

/s/ COLIN L. SLADE Colin L. Slade	Senior Vice President and Chief Financial Officer, Principal Financial and Accounting Officer	July 24, 2007

/s/ PAULINE LO ALKER* Pauline Lo Alker	Director	July 24, 2007

/s/ A. GARY AMES* A. Gary Ames	Director	July 24, 2007

/s/ GERRY B. CAMERON* Gerry B. Cameron	Director	July 24, 2007

/s/ DAVID N. CAMPBELL* David N. Campbell	Director	July 24, 2007

/s/ FRANK C. GILL* Frank C. Gill	Director	July 24, 2007

/s/ KAJ JUUL-PEDERSEN* Kaj Juul-Pedersen	Director	July 24, 2007

/s/ ROBIN L. WASHINGTON * Robin L. Washington	Director	July 24, 2007

/s/ CYRIL J. YANSOUNI * Cyril J. Yansouni	Director	July 24, 2007

*By: /s/ JAMES F. DALTON James F. Daltonas attorney-in-fact		July 24, 2007

Tektronix, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts
For the years ended May 28, 2005, May 27, 2006, and May 26, 2007

		Charged to	Charged
	Beginning	Costs and	to Other		Ending
Description	Balance	Expenses	Accounts	Deductions	Balance
	(Dollars in thousands)

2005:
Allowance for doubtful accounts	$3,013	$559	$ —	$(166)	$3,406
Deferred tax assets valuation allowance	23,183	—	—	(16,664)	6,519
2006:
Allowance for doubtful accounts	$3,406	$(126)	$ —	$(201)	$3,079
Deferred tax assets valuation allowance	6,519	—	—	(4,838)	1,681
2007:
Allowance for doubtful accounts	$3,079	$477	$ —	$(176)	$3,380
Deferred tax assets valuation allowance	1,681	—	—	(165)	$1,516

EXHIBIT INDEX

Exhibit No.		Exhibit Description

(3)	(i)	Restated Articles of Incorporation of the Company, as amended. Incorporated by reference to Exhibit 3(i) of Form 10-K filed August 12, 2004, SEC File No. 001-04837.

	(ii)	Bylaws of the Company, as amended. Incorporated by reference to Exhibit 3(ii) of Form 8-K filed May 9, 2005, SEC File No. 001-04837.

(4)	(i)	Rights Agreement dated as of June 21, 2000, between Tektronix, Inc. and ChaseMellon Shareholder Services, L.L.C. Incorporated by reference to Exhibit (4) of Form 8-K filed June 28, 2000, SEC File No. 001-04837.

	(ii)	Registration Rights Agreement dated as of June 29, 2007, among Tektronix, Inc. and Merrill Lynch, Pierce Fenner & Smith Incorporated, Goldman Sachs & Co. and Citigroup Global Markets Inc. Incorporated by reference to Exhibit 4.2 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.

	(iii)	Indenture related to the Senior Convertible Notes due 2012, dated as of June 29, 2007, between Tektronix, Inc. and U.S. Bank National Association, as trustee (including form of 1.625% Senior Convertible Note due 2012. Incorporated by reference to Exhibit 4.1 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant agrees to furnish to the Commission upon request copies of agreements relating to other indebtedness.

(10)	†(i)	Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(ii) of Form 10-Q filed April 12, 1993, SEC File No. 001-04837.

	†(ii)	Restated Annual Performance Incentive Plan, as amended. Incorporated by reference to Exhibit 10(iii) of Form 10-Q filed October 14, 2003, SEC File No. 001-04837.

	†(iii)	Change of Control Agreements. Form of agreement is incorporated by reference to Exhibit 10(viii) of Form 10-K dated August 18, 1993, SEC File No. 001-04837. Current list of covered executive officers is incorporated by reference to Exhibit 10.1 of Form 10-Q filed January 4, 2006. SEC File No. 001-04837.

	†(iv)	Retirement Equalization Plan, Restatement. Incorporated by reference to Exhibit 10(v) of Form 10-K filed August 22, 1996, SEC File No. 001-04837.

	†(v)	Indemnity Agreement entered into between the Company and certain named officers and directors. Incorporated by reference to Exhibit 10(ix) of Form 10-K filed August 20, 1993, SEC File No. 001-04837.

	†(vi)	Executive Severance Agreement dated May 17, 2001 entered into between the Company and its Chief Executive Officer, Richard H. Wills. Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 2, 2001, SEC File No. 001-04837.

	†(vii)	Form of Executive Severance Agreement entered into between the Company and each of its executive officers (other than the Chief Executive Officer). Incorporated by reference to Exhibit 10(vii) of Form 10-K filed August 12, 2004, SEC File No. 001-04837.

	†(viii)	Tektronix, Inc. 2001 Non-Employee Directors Compensation Plan, Effective January 1, 2007 as amended through Amendment No. 1. Incorporated by reference to Exhibit 10.1 of Form 8-K filed March 26, 2007, SEC File No. 001-04837.

	†(ix)	1998 Stock Option Plan, as amended. Incorporated by reference to Exhibit 10(i) of Form 10-Q filed October 8, 1999, SEC File No. 001-04837.

	†(x)	Tektronix, Inc. Deferred Compensation Plan, 2005 Restatement, effective January 1, 2005. Incorporated by reference to Exhibit 10(x) of Form 10-K filed August 3, 2006, SEC File No. 001-04837.

	†(xi)	Tektronix, Inc. Stock Deferral Plan, 2005 Restatement, effective January 1, 2005. Incorporated by reference to Exhibit 10(xi) of Form 10-K filed August 3, 2006, SEC File No. 001-04837.

	†(xiii)	2001 Stock Option Plan. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 14, 2003, SEC File No. 001-04837.

Exhibit No.		Exhibit Description

	†(xiv)	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10(xiv) of Form 10-K filed August 5, 2005, SEC File No. 001-04837.

	†(xv)	Agreement and plan of merger dated as of June 29, 2004, among Tektronix, Inc., Inet Technologies, Inc., Impala Merger Corp. and Impala Acquisition Co. LLC. Incorporated by reference to Exhibit (2) of Form 8-K filed June 30, 2004, SEC File No. 001-04837.

	†(xvi)	Form of Non-Statutory Stock Option Agreement for Executive Officers under the Tektronix 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.2 of Form 8-K filed January 23, 2006, SEC File No. 001-04837.

	†(xvii)	Form of Restricted Stock Agreement for Executive Officers under the Tektronix 2005 Stock Incentive Plan. Incorporated by reference to Exhibit 10.1 of Form 8-K filed January 23, 2006, SEC File No. 001-04837.

	†(xviii)	2005 Stock Incentive Plan. Incorporated by reference to appendix B to the Company’s Proxy Statement dated August 18, 2005 for the 2005 Annual Meeting of Shareholders, SEC File No. 001-04837.

	(xix)	Purchase Agreement, dated as of June 25, 2007, among Tektronix, Inc., Merrill Lynch, Pierce Fenner & Smith Incorporated, Goldman Sachs & Co. and Citigroup Global Markets Inc. Incorporated by reference to Exhibit 10.1 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.

	(xx)	Confirmation of OTC Convertible Note Hedge, dated June 29, 2007, between Tektronix, Inc. and Merrill Lynch International. Incorporated by reference to Exhibit 10.2 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.

	(xxi)	Confirmation of OTC Convertible Note Hedge, dated June 29, 2007, between Tektronix, Inc. and Citibank, N.A. Incorporated by reference to Exhibit 10.3 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.

	(xxii)	Confirmation of OTC Warrant Transaction, dated June 29, 2007, between Tektronix, Inc. and Merrill Lynch Financial Markets, Inc. Incorporated by reference to Exhibit 10.4 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.

	(xxiii)	Confirmation of OTC Warrant Transaction, dated June 29, 2007, between Tektronix, Inc. and Citibank, N.A. Incorporated by reference to Exhibit 10.5 of Form 8-K filed June 29, 2007, SEC File No. 001-04837.

(14)	(i)	Code of Ethics for Financial Managers. Incorporated by reference to Exhibit 14(i) of Form 10-K filed August 12, 2004, SEC File No. 001-04837.

	(ii)	Business Practices Guidelines, 2007 Restatement, as amended effective May 25, 2007.

(21)		Subsidiaries of the registrant.

(23)		Consent of Independent Registered Public Accounting Firm.

(24)		Powers of Attorney.

(31.1)		302 Certification, Chief Executive Officer.

(31.2)		302 Certification, Chief Financial Officer.

(32.1)		906 Certification, Chief Executive Officer.

(32.2)		906 Certification, Chief Financial Officer.

†	Compensatory Plan or Arrangement