Form 10-Q
period 2007-09-01
TEKTRONIX INC
filed 2007-10-10
CIK 96879

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 1, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑
AT SEPTEMBER 29, 2007 THERE WERE 75,086,640 COMMON SHARES OF TEKTRONIX, INC. OUTSTANDING.
     (Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

TEKTRONIX, INC. AND SUBSIDIARIES
INDEX

		PAGE NO.
FORWARD-LOOKING STATEMENTS		1

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Condensed Consolidated Statements of Operations (Unaudited) — for the Fiscal Quarter ended September 1, 2007 and the Fiscal Quarter ended August 26, 2006	2

	Condensed Consolidated Balance Sheets (Unaudited) — at September 1, 2007 and May 26, 2007	3

	Condensed Consolidated Statements of Cash Flows (Unaudited) — for the Fiscal Quarter ended September 1, 2007 and the Fiscal Quarter ended August 26, 2006	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31

Item 4.	Controls and Procedures.	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	36

Item 4.	Submission of Matters to a Vote of Security Holders.	37

Item 6.	Exhibits.	37

SIGNATURES		38
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Forward-Looking Statements
     Statements and information included in this Quarterly Report on Form 10-Q by Tektronix, Inc. (“Tektronix,” “we,” “us,” or “our”) that are not purely historical are forward-looking statements within the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.
     Forward-looking statements in this Quarterly Report on Form 10-Q include statements regarding Tektronix’ expectations, intentions, beliefs, and strategies regarding the future, including statements regarding strategic direction; trends, cyclicality, and growth in the markets Tektronix sells into; ability to win new customers or achieve certain order levels; expenditures in research and development; future effective tax rate; new product introductions; changes to manufacturing operations; the cost of compliance with environmental and other laws; the results of legal proceedings; liquidity position; ability to generate cash from continuing operations; expected growth; the potential impact of adopting new accounting pronouncements; financial results including sales, gross margins, and earnings per share; obligations under Tektronix’ retirement benefit plans; savings or additional costs from business realignment programs; and the adequacy of deferrals and accruals.
     When used in this report, the words “believe,” “expect,” “anticipate,” “estimate,” “opinion,” “may,” “could,” “future,” “potential,” “probable,” and similar expressions generally identify forward-looking statements.
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

Part I. FINANCIAL INFORMATION
Item 1.    Financial Statements.
Tektronix, Inc.
Condensed Consolidated Statements of Operations (Unaudited)

	Fiscal quarter ended
(In thousands, except per share amounts)	Sept. 1, 2007	Aug. 26, 2006

Net sales	$291,494	$268,113
Cost of sales	124,559	104,763

Gross profit	166,935	163,350
Research and development expenses	49,163	50,869
Selling, general and administrative expenses	86,518	79,873
Business realignment costs	1,057	2,596
Acquisition related costs and amortization	1,720	1,471
Loss on disposition of assets, net	3	554

Operating income	28,474	27,987
Interest income	5,533	4,670
Interest expense	(1,415)	(99)
Other non-operating expense, net	(1,102)	(1,011)

Earnings before taxes	31,490	31,547
Income tax expense	11,434	11,434

Net earnings from continuing operations	20,056	20,113
Gain from discontinued operations, net of income taxes	20	7

Net earnings	$20,076	$20,120

Earnings per share:
Continuing operations – basic	$0.27	$0.25
Continuing operations – diluted	$0.26	$0.24

Net earnings – basic	$0.27	$0.25
Net earnings – diluted	$0.26	$0.24

Weighted average shares outstanding:
Basic	75,237	82,074
Diluted	77,078	83,542

Cash dividends declared per share	$0.06	$0.06
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tektronix, Inc.
Condensed Consolidated Balance Sheets (Unaudited)

(In thousands)	Sept. 1, 2007	May 26, 2007

ASSETS
Current assets:
Cash and cash equivalents	$453,986	$95,887
Short-term marketable investments	26,903	87,873
Trade accounts receivable, net of allowance for doubtful accounts of $3,243 and $3,380, respectively	156,261	188,070
Inventories	166,716	176,267
Other current assets	69,011	71,743

Total current assets	872,877	619,840

Property, plant and equipment, net	128,955	129,914
Long-term marketable investments	91,583	174,307
Deferred tax assets	43,818	21,464
Goodwill, net	329,045	326,468
Pension asset	34,050	32,115
Other long-term assets	113,362	105,190

Total assets	$1,613,690	$1,409,298

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$91,960	$134,349
Accrued compensation	61,560	75,761
Deferred revenue	88,203	89,340

Total current liabilities	241,723	299,450

Convertible notes	345,000	—
Pension and postretirement benefit liabilities	71,043	70,103
Long-term liabilities	70,977	49,899

Shareholders’ equity:
Common stock, no par value (authorized 200,000 shares; issued and outstanding 75,062 and 78,488 shares at September 1, 2007 and May 26, 2007, respectively)	546,415	539,799
Retained earnings	426,382	545,399
Accumulated other comprehensive loss	(87,850)	(95,352)

Total shareholders’ equity	884,947	989,846

Total liabilities and shareholders’ equity	$1,613,690	$1,409,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tektronix, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Fiscal quarter ended
(In thousands)	Sept. 1, 2007	Aug. 26, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$20,076	$20,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization expense	7,363	7,297
Amortization of acquisition related intangible assets	7,181	5,947
Share-based compensation expense	7,323	4,201
Net loss on the disposition of assets	3	554
Gain from discontinued operations	(20)	(7)
Deferred income tax expense (benefit)	3,270	(2,518)
Changes in operating assets and liabilities:
Trade accounts receivable, net	31,569	4,165
Inventories	9,389	(8,587)
Other current assets	2,415	861
Accounts payable and accrued liabilities	(33,484)	9,189
Accrued compensation	(14,201)	(6,544)
Deferred revenue	(867)	5,738
Other long-term assets and liabilities, net	5,768	(1,790)

Net cash provided by continuing operating activities	45,785	38,626
Net cash used in discontinued operating activities	(20)	(9)

Net cash provided by operating activities	45,765	38,617

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(4,668)	(6,124)
Proceeds from the disposition of property and equipment	54	30
Proceeds from maturities and sales of marketable investments	461,538	40,477
Purchases of short-term and long-term marketable investments	(319,716)	(48,343)

Net cash provided by (used in) investing activities	137,208	(13,960)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible notes	345,000	—
Purchase of convertible note hedges in connection with convertible notes	(74,520)	—
Proceeds from sale of warrants in connection with convertible notes	43,987	—
Payment of convertible notes issuance costs	(8,930)	—
Proceeds from employee stock plans	33,347	4,501
Repurchase of common stock	(164,015)	(39,722)
Dividends paid	(4,542)	(4,980)
Tax benefit of share-based compensation	3,961	91

Net cash provided by (used in) financing activities	174,288	(40,110)
Effect of exchange rate changes on cash	838	226

Net increase (decrease) in cash and cash equivalents	358,099	(15,227)
Cash and cash equivalents at beginning of period	95,887	215,587

Cash and cash equivalents at end of period	$453,986	$200,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Tektronix, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. The Company
     Tektronix is a leading supplier of test, measurement, and monitoring products, solutions and services for the communications, computer, and semiconductor industries – as well as military/aerospace, consumer electronics, education, and a broad range of other industries worldwide. With over 60 years of experience, Tektronix provides general purpose test and measurement; video test, measurement, and monitoring; and communications network management and diagnostic products that enable Tektronix’ customers to design, build, deploy, and manage next-generation global communications networks, computing, and advanced technologies. Tektronix derives revenue principally by developing, manufacturing, and selling a broad range of products and related components, support services, and accessories.
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
2. Financial Statement Presentation
     The condensed consolidated financial statements and notes thereto have been prepared by Tektronix without audit. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by Article 10 of Regulation S-X. The condensed consolidated financial statements include the accounts of Tektronix and its subsidiaries. Long-term deferred revenue as of May 26, 2007 has been disclosed as a separate component of long-term liabilities to conform with the current period’s presentation with no effect on previously reported earnings. Tektronix’ fiscal year is the 52 or 53 week period ending on the last Saturday in May. Fiscal year 2008 will be the 53 weeks ending May 31, 2008. Accordingly, the first quarter of fiscal year 2008 was 14 weeks while the first quarter of fiscal year 2007 was 13 weeks. Unless otherwise stated, all dates and references to years or quarters refer to Tektronix’ fiscal years or fiscal quarters.
     The presentation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions, including those used to record the results of discontinued operations, affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the revenues and expenses reported during the period. Examples include revenue recognition; share-based compensation; the allowance for doubtful accounts; product warranty accruals; estimates of contingencies; intangible asset valuation; inventory valuation; pension plan assumptions; the determination of other-than-temporary investment impairments; the valuation of deferred income taxes; and the recognition of tax benefits. Actual results may differ from estimated amounts.
     Management believes that the condensed consolidated financial statements include all necessary adjustments, which are of a normal and recurring nature and are adequate to fairly present the financial position, results of operations, and cash flows for the interim periods. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in Tektronix’ annual report on Form 10-K for the year ended May 26, 2007.

3. Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Tektronix adopted FIN No. 48 beginning with the first quarter of fiscal year 2008. See Note 22 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (Unaudited) below for additional information.
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
     Earnings per share for the fiscal quarters ended September 1, 2007 and August 26, 2006 were as follows:

	Fiscal quarter ended
(In thousands, except per share amounts)	Sept. 1, 2007	Aug. 26, 2006

Net earnings	$20,076	$20,120

Weighted average shares used for basic earnings per share	75,237	82,074
Incremental dilutive shares	1,841	1,468

Weighted average shares used for diluted earnings per share	77,078	83,542

Earnings per share:
Net earnings – basic	$0.27	$0.25
Net earnings – diluted	$0.26	$0.24
     Awards of options and nonvested shares representing an additional 3.3 million and 7.2 million shares of common stock were outstanding at September 1, 2007 and August 26, 2006, respectively, but were not included in the calculation of diluted net earnings per share because their effect would have been antidilutive.
     Potential common shares related to the 1.625% Convertible Notes were excluded from the computation of diluted earnings per share because the effective conversion price was higher than the average market price of Tektronix’ common stock during the period, and therefore, the effect would have been antidilutive. In addition, the effect of the warrants was excluded because they have no impact on diluted earnings per share until Tektronix’ average stock price for the applicable period reaches $49.26 per share.
5. Share-Based Compensation
     Tektronix adopted SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) in 2007 using the modified prospective approach as described in the statement and has not restated prior year results. SFAS No. 123R requires that the fair value for share-based compensation be recognized as an expense over the service period that the awards are expected to vest.
     The impact to the results of operations due to SFAS No. 123R was as follows:

	Fiscal quarter ended
(In thousands)	Sept. 1, 2007	Aug. 26, 2006

Cost of sales	$932	$—
Research and development expenses	1,889	1,228
Selling, general and administrative expenses	4,501	2,973

Total share-based compensation expense	$7,322	$4,201

     Share-based compensation of $1.0 million and $0.5 million was capitalized in inventory as of September 1, 2007 and August 26, 2006, respectively.
     During the first quarters ended September 1, 2007 and August 26, 2006, the total intrinsic value of options exercised was $13.9 million and $0.2 million, respectively. Tektronix realized a tax benefit of $4.3 million and $0.1 million from options exercised during the first quarters ended September 1, 2007 and August 26, 2006, respectively.
     During the first quarters ended September 1, 2007 and August 26, 2006, employees purchased 149,499 and 170,256 shares, respectively, at a price of $29.35 and $23.19 per share, respectively, under the Employee Stock Purchase Plan (“ESPP”). The total fair value for ESPP shares purchased was $0.8 million and $0.7 million for the first quarters ended September 1, 2007 and August 26, 2006, respectively.
     See Note 5 “Share-Based Compensation” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the year ended May 26, 2007 for more detailed information about Tektronix’ share-based compensation plans.

6. Acquisitions
     On November 27, 2006, Tektronix acquired Minacom, a leading provider of active probe test solutions used by telecommunications carriers, cable multi-system operators, wireless, and voice over internet protocol providers worldwide. The purchase price was approximately $27.3 million plus assumed liabilities of $1.2 million.
     On November 8, 2005, Tektronix acquired Vqual Ltd., a leading provider of software tools for analysis, test, and optimization of compressed digital media, based in Bristol, England. This acquisition enables Tektronix to offer its customers a complete suite of in-house compressed video analysis products. The purchase price was approximately $7.4 million and is subject to upward adjustment based on achievement of predetermined sales levels.
     On June 13, 2005, Tektronix acquired TDA Systems, a small supplier of time domain software tools for high speed serial data customers. The purchase price was approximately $4.6 million, including $2.1 million in shares of Tektronix’ common stock and $2.0 million in cash.
     On September 30, 2004, Tektronix acquired Inet Technologies, Inc., a company that engaged primarily in network monitoring. The acquisition of Inet further expanded Tektronix’ network management and diagnostics product offerings. The purchase price was approximately $543.6 million. The purchase price allocation is subject to further changes primarily related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. See Note 6 “Acquisitions” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the year ended May 26, 2007 for additional information.
     The following table presents the details of the intangible assets purchased in acquisitions as of September 1, 2007:

	(In years)
	Weighted
	Average		Accumulated
(In thousands)	Useful Life	Cost	Amortization	Net

Developed technologies	4.8	$90,455	$(54,575)	$35,880
Customer relationships	5.0	25,998	(14,528)	11,470
Covenants not to compete	4.1	1,874	(1,018)	856
Patents	5.0	2,943	(1,113)	1,830
Tradenames	Not amortized	11,617	—	11,617

Total intangible assets purchased		$132,887	$(71,234)	$61,653

     Amortization expense for intangible assets purchased in acquisitions has been recorded on the Condensed Consolidated Statements of Operations (Unaudited) as follows:

	Fiscal quarter ended
(In thousands)	Sept. 1, 2007	Aug. 26, 2006

Cost of sales	$5,582	$4,663
Acquisition related costs and amortization	1,599	1,284

Total	$7,181	$5,947

     The estimated amortization expense of intangible assets purchased in acquisitions for the current year, including amounts amortized to date, and in future years will be recorded on the Condensed Consolidated Statements of Operations (Unaudited) as follows:

		Acquisition
	Cost of	Related Costs
(In thousands)	Sales	and Amortization	Total

Fiscal Year
2008	$17,509	$6,621	$24,130
2009	16,597	5,525	22,122
2010	6,090	2,671	8,761
2011	468	841	1,309
2012	49	580	629
2013	—	266	266

Total	$40,713	$16,504	$57,217

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
     During the second quarter of 2007, Tektronix observed a weakening in the communications market, primarily driven by consolidations of network equipment manufacturers as well as some slowing of capital expenditures by network operators. As a result, management began to take actions in response to the change in market conditions in order to appropriately align the cost structure to achieve business model goals. Tektronix began to incur some business realignment costs in the fourth quarter of 2007 that continued in the first quarter of 2008.
     Business realignment costs of $1.1 million in the first quarter of 2008 primarily included severance and related costs. Tektronix expects to realize future annual salary cost savings from actions taken in the first quarter of 2008. At September 1, 2007, liabilities of $5.1 million remained for employee severance and related benefits of 68 employees.

     Activity for the above described actions during the first quarter of 2008 was as follows:

		Cost
	Balance	Incurred			Balance
	May 26,	and Other	Cash	Non-cash	Sept. 1,
(In thousands)	2007	Adjustments	Payments	Adjustments	2007
2008 Actions:
Employee severance and related benefits	$—	$1,412	$(649)	$(19)	$744
Contractual obligations	—	16	(16)	—	—
Accumulated currency translation loss, net	—	(2)	—	2	—

Total	—	1,426	(665)	(17)	744

2007 Actions:
Employee severance and related benefits	6,286	(342)	(2,239)	4	3,709

Total	6,286	(342)	(2,239)	4	3,709

2006 Actions:
Employee severance and related benefits	969	(20)	(427)	—	522

Total	969	(20)	(427)	—	522

2004 Actions:
Employee severance and related benefits	245	(7)	(80)	—	158

Total	245	(7)	(80)	—	158

Total of all actions	$7,500	$1,057	$(3,411)	$(13)	$5,133

8. Marketable Investments
     Marketable investments are recorded at fair value with the resulting unrealized gains and temporary losses, net of tax, included in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets (Unaudited). Fair values of marketable investments are based on quoted market prices.
     Realized gains and losses on sales of marketable investments were insignificant for the first quarters ended September 1, 2007 and August 26, 2006, respectively. Realized gains and losses on sales of marketable investments are included in Other non-operating expense, net on the Condensed Consolidated Statements of Operations (Unaudited).
     Short-term marketable investments held at September 1, 2007 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Corporate notes and bonds	$22,774	$—	$(109)	$22,665
U.S. Agencies	4,131	—	(2)	4,129
Asset backed securities	69	—	—	69
U.S. Treasuries	37	—	—	37
Mortgage backed securities	3	—	—	3

Short-term marketable investments	$27,014	$—	$(111)	$26,903

     Long-term marketable investments held at September 1, 2007 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Asset backed securities	$40,539	$38	$(296)	$40,281
Mortgage backed securities	24,068	—	(651)	23,417
Corporate notes and bonds	17,563	22	(251)	17,334
U.S. Agencies	7,042	—	(105)	6,937
U.S. Treasuries	3,655	—	(41)	3,614

Long-term marketable investments	$92,867	$60	$(1,344)	$91,583

     Short-term marketable investments held at May 26, 2007 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Municipal bonds	$72,661	$—	$(16)	$72,645
Certificates of deposit	5,251	1	—	5,252
Corporate notes and bonds	5,210	—	(52)	5,158
U.S. Agencies	4,109	—	(22)	4,087
Asset backed securities	653	—	—	653
Mortgage backed securities	74	—	—	74
U.S. Treasuries	4	—	—	4

Short-term marketable investments	$87,962	$1	$(90)	$87,873

     Long-term marketable investments held at May 26, 2007 consisted of:

	Amortized	Unrealized	Unrealized	Market
(In thousands)	Cost	Gains	Losses	Value

Municipal bonds	$80,483	$23	$(242)	$80,264
Asset backed securities	45,378	45	(432)	44,991
Mortgage backed securities	26,172	—	(761)	25,411
Corporate notes and bonds	13,545	—	(365)	13,180
U.S. Agencies	7,049	—	(156)	6,893
U.S. Treasuries	3,656	—	(88)	3,568

Long-term marketable investments	$176,283	$68	$(2,044)	$174,307

     Contractual maturities of long-term marketable investments as of September 1, 2007 will be as follows:

(In thousands)	Amortized Cost Basis

After 1 year through 5 years	$68,799
Mortgage backed securities	24,068

Total	$92,867

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
     The following table presents the market value of marketable investments with continuous unrealized losses at September 1, 2007:

	12 months or more		Less than 12 months		Total
	Gross		Gross		Gross
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(In thousands)	Market Value	Losses	Market Value	Losses	Market Value	Losses

Asset backed securities	$32,927	$(288)	$3,513	$(8)	$36,440	$(296)
Mortgage backed securities	21,419	(649)	611	(2)	22,030	(651)
Corporate notes and bonds	18,317	(308)	17,467	(51)	35,784	(359)
U.S. Agencies	11,066	(108)	—	—	11,066	(108)
U.S. Treasuries	3,651	(41)	—	—	3,651	(41)

Total	$87,380	$(1,394)	$21,591	$(61)	$108,971	$(1,455)

9. Inventories
     Inventories are stated at the lower of cost or market. Cost is determined based on a standard cost method, which approximates actual cost on a first-in, first-out basis. Market is determined based on net realizable value. Tektronix periodically reviews its inventory for obsolete or slow-moving items.
     Inventory consisted of the following:

(In thousands)	Sept. 1, 2007	May 26, 2007

Materials	$51,361	$58,312
Work in process	21,559	23,957
Finished goods	93,796	93,998

Inventories	$166,716	$176,267

10. Other Current Assets
     Other current assets consisted of the following:

(In thousands)	Sept. 1, 2007	May 26, 2007

Current deferred tax assets	$37,636	$37,953
Prepaid expenses	19,255	17,322
Income taxes receivable	2,740	5,160
Other receivables	7,777	9,555
Notes receivable	1,152	1,151
Other current assets	451	602

Other current assets	$69,011	$71,743

11. Property, Plant and Equipment, Net
     Property, plant and equipment, net consisted of the following:

(In thousands)	Sept. 1, 2007	May 26, 2007

Land	$698	$698
Buildings	140,832	140,528
Machinery and equipment	272,007	266,595
Accumulated depreciation and amortization	(284,582)	(277,907)

Property, plant and equipment, net	$128,955	$129,914

     Depreciation and amortization expense for property, plant and equipment was $7.2 million for the first quarters of 2008 and 2007.
12. Goodwill, Net
     Goodwill and intangible assets are accounted for in accordance with SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” Accordingly, Tektronix does not amortize goodwill from acquisitions but continues to amortize other acquisition-related intangibles with finite useful lives.
     Changes in goodwill during the fiscal quarter ended September 1, 2007 were as follows (in thousands):

Balance at May 26, 2007	$326,468
Currency translation	2,577

Balance at September 1, 2007	$329,045

13. Other Long-Term Assets
     Other long-term assets consisted of the following:

(In thousands)	Sept. 1, 2007	May 26, 2007

Intangibles, net	$62,902	$70,253
Notes, contracts and leases	19,023	18,873
Deferred debt issuance costs, net	9,131	—
Corporate equity securities	941	1,139
Other long-term assets	21,365	14,925

Other long-term assets	$113,362	$105,190

     Intangibles, net included $61.7 million and $68.8 million as of September 1, 2007 and May 26, 2007, respectively, resulting from acquisitions. See Note 6 “Acquisitions” of the Notes to Condensed Consolidated Financial Statements (Unaudited) above for additional information.
     Amortization expense for intangible assets for the first quarters of 2008 and 2007 was $7.4 million and $6.0 million, respectively.
     Accumulated amortization for intangible assets as of September 1, 2007 and May 26, 2007 was $76.2 million and $68.8 million, respectively.
     Debt issuance costs were deferred in conjunction with the issuance of the Convertible Notes.
14. Accounts Payable and Accrued Liabilities
     Accounts payable and accrued liabilities consisted of the following:

(In thousands)	Sept. 1, 2007	May 26, 2007

Trade accounts payable	$29,625	$38,038
Other accounts payable	27,546	45,381

Accounts payable	57,171	83,419

Current income taxes payable	8,834	24,664
Contingent liabilities (Note 18)	7,953	8,105
Product warranty accrual (Note 21)	8,096	7,243
Accrued expenses and other liabilities	9,906	10,918

Accrued liabilities	34,789	50,930

Accounts payable and accrued liabilities	$91,960	$134,349

     The decrease in Current income taxes payable was due to the adoption of FIN No. 48 in the first quarter of 2008. Tektronix historically classified unrecognized tax benefits in Current income taxes payable. As a result of the adoption of FIN No. 48, unrecognized tax benefits were recorded either as Current income taxes payable or Long-term income taxes payable based upon the anticipated settlement of these liabilities. See Note 22 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (Unaudited) below for additional information.

15. Convertible Notes
     In June 2007, Tektronix issued $345.0 million principal amount of senior convertible notes due on July 15, 2012 (the “Convertible Notes”). The Convertible Notes were issued at par and accrue interest at a rate of 1.625% per annum. Interest will be paid semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2008.
     The initial conversion rate for the Convertible Notes is 25.1538 shares of Tektronix common stock per $1,000 principal amount of Convertible Notes, equivalent to a conversion price of approximately $39.76 per share. The conversion rate will be adjusted if Tektronix makes specified types of distributions or enters into certain other transactions with respect to its common stock. The Convertible Notes may only be converted: 1) during any calendar quarter if the closing price of Tektronix common stock exceeds 130% of the conversion price per share during a defined period at the end of the previous calendar quarter; 2) if the trading price of the Convertible Notes falls below a certain threshold over a defined period; 3) if specified corporate transactions occur, including a change in control; or 4) one month prior to the maturity date.
     Under the terms of the Convertible Notes, Tektronix is required to use reasonable efforts to file a shelf registration statement regarding the Convertible Notes with the Securities and Exchange Commission and cause the shelf registration statement to be declared effective within 210 days of the closing of the offering of the Convertible Notes. In addition, Tektronix must maintain the effectiveness of the shelf registration statement for a specified period. If Tektronix fails to meet these terms, Tektronix will be required to pay additional interest on the Convertible Notes.
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
     The estimated interest and principal payments in future years are as follows:

	Interest	Principal
(In thousands)	Payments	Payments	Total

Fiscal Year
2008	$3,053	$—	$3,053
2009	5,606	—	5,606
2010	5,606	—	5,606
2011	5,606	—	5,606
2012	5,606	—	5,606
2013	2,803	345,000	347,803

Total	$28,280	$345,000	$373,280

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
16. Long-Term Liabilities
     Long-term liabilities consisted of the following:

(In thousands)	Sept. 1, 2007	May 26, 2007

Long-term income taxes payable	$20,305	$—
Deferred compensation	18,784	18,617
Long-term deferred revenue	14,881	14,611
Other long-term liabilities	17,007	16,671

Long-term liabilities	$70,977	$49,899

     The increase in Long-term income taxes payable was due to the adoption of FIN No. 48 in the first quarter of 2008. Tektronix historically classified unrecognized tax benefits in Current income taxes payable. As a result of adoption of FIN No. 48, unrecognized tax benefits were recorded either as Current income taxes payable or Long-term income taxes payable based upon the anticipated settlement of these liabilities. See Note 22 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (Unaudited) below for additional information.
17. Pension and Other Postretirement Benefits
     Components of net periodic benefit cost for defined benefit pension plans and other postretirement benefits were as follows:

	Pension Benefits		Other Postretirement Benefits
	Fiscal quarter ended		Fiscal quarter ended
	Sept. 1,	Aug. 26,	Sept. 1,	Aug. 26,
(In thousands)	2007	2006	2007	2006

Service cost	$1,844	$1,936	$17	$20
Interest cost	9,577	10,045	217	224
Expected return on plan assets	(12,428)	(12,638)	—	—
Amortization of transition asset	10	40	—	—
Amortization of prior service cost	(557)	(546)	—	—
Amortization of net loss	5,178	5,155	11	—

Net periodic benefit costs	$3,624	$3,992	$245	$244

18. Contingencies
     As of September 1, 2007, Tektronix had $8.0 million of contingencies recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets (Unaudited), which consisted of $6.4 million for environmental exposures and $1.6 million for other contingent liabilities. It is reasonably possible that management’s estimates of these contingencies could change in the near term and that such changes could be material to Tektronix’ consolidated financial statements.
     The $6.4 million for environmental exposures was specifically associated with the closure and cleanup of a licensed hazardous waste management facility at Tektronix’ Beaverton, Oregon campus. Tektronix established the initial liability in 1998 and bases ongoing estimates on currently available facts and presently enacted laws and regulations. Costs for tank removal and cleanup were incurred in 2001. Costs currently being incurred primarily relate to ongoing monitoring and testing of the site.
     Tektronix completed and filed a feasibility study with the Department of Environmental Quality (“DEQ”) during fiscal year 2007. Based on the recommendations in the feasibility study, management believes the reserve represents the best estimate of the cost for remediation of the environmental exposure. These costs are expected to be incurred over the next several years. Tektronix is currently in the process of revising its feasibility study to address comments from the DEQ. Tektronix expects completion of the revised feasibility study during fiscal year 2008, the result of which could change management’s estimate of the liability. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from the recorded liability.
     The remaining $1.6 million included amounts primarily related to intellectual property, employment issues, and regulatory matters. If events or circumstances arise that are unforeseen to Tektronix as of the balance sheet date, actual costs could differ materially from this estimate.
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

19. Shareholders’ Equity
     Activity in shareholders’ equity for the first quarter of 2008 was as follows:

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(In thousands)	Shares	Amount	Earnings	Loss	Total

Balance at May 26, 2007	78,488	$539,799	$545,399	$(95,352)	$989,846
FIN No. 48 adoption	—	—	(3,723)	—	(3,723)
Net earnings	—	—	20,076	—	20,076
Benefit plan obligations	—	—	—	2,770	2,770
Foreign currency translation adjustment	—	—	—	4,432	4,432
Unrealized holding gain on available- for-sale securities	—	—	—	300	300
Dividends paid	—	—	(4,542)	—	(4,542)
Purchase of convertible note hedges in connection with convertible notes issuance, net of income taxes (Note 15)	—	(48,438)	—	—	(48,438)
Proceeds from sale of warrants in connection with convertible notes issuance (Note 15)	—	43,987	—	—	43,987
Shares issued to employees, net of forfeitures	1,397	33,132	—	—	33,132
Tax benefit of share-based compensation	—	3,961	—	—	3,961
Amortization of share-based compensation	—	7,161	—	—	7,161
Shares repurchased in open market	(4,823)	(33,187)	(130,828)	—	(164,015)

Balance at September 1, 2007	75,062	$546,415	$426,382	$(87,850)	$884,947

     See Note 22 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (Unaudited) below for additional information related to the FIN No. 48 adoption.
     In June 2007, Tektronix issued $345.0 million principal amount of convertible notes due on July 15, 2012. Concurrent with the issuance of the Convertible Notes, Tektronix purchased convertible note hedges. In addition, Tektronix sold warrants in connection with the issuance of the Convertible Notes in separate transactions. See Note 15 “Convertible Notes” of the Notes to Condensed Consolidated Financial Statements (Unaudited) for additional information.
     Repurchases of Tektronix common stock have been made under authorizations totaling $1.6 billion approved by the Board of Directors. This repurchase authority allows Tektronix, at management’s discretion, to selectively repurchase its common stock from time to time in the open market or in privately negotiated transactions depending on market price and other factors. The share repurchase authorization has no stated expiration date.
     During the first quarter of 2008, 4.8 million shares were repurchased for $164.0 million. As of September 1, 2007, a total of 41.3 million shares have been repurchased at an average price of $25.99 per share totaling $1.1 billion under this authorization. The reacquired shares were immediately retired as required under Oregon corporate law.
     Subsequent to the first quarter of 2008, on September 20, 2007, Tektronix declared a quarterly cash dividend of $0.06 per share for the second quarter of 2008. The dividend will be paid on October 29, 2007 to shareholders of record as of the close of market on October 5, 2007.

     Comprehensive income and its components, net of income taxes, were as follows:

	Fiscal quarter ended
(In thousands)	Sept. 1, 2007	Aug. 26, 2006

Net earnings	$20,076	$20,120

Other comprehensive income (loss):
Additional minimum pension liability	*	(278)
Benefit plan obligations	2,770	*
Foreign currency translation adjustment	4,432	(1,536)
Unrealized holding gain (loss) on available-for- sale securities	300	(934)

Total comprehensive income	$27,578	$17,372

  * With the adoption of SFAS No. 158 at May 26, 2007, certain information was no longer applicable.
     Accumulated other comprehensive loss consisted of the following:

			Unrealized
			Holding	Accumulated
	Benefit	Foreign	Loss, Net on	Other
	Plan	Currency	Available-for-	Comprehensive
(In thousands)	Obligations	Translation	Sales Securities	Loss

Balance as of May 26, 2007	$(134,088)	$39,895	$(1,159)	$(95,352)
First quarter activity	2,770	4,432	300	7,502

Balance as of September 1, 2007	$(131,318)	$44,327	$(859)	$(87,850)

20. Business Segments
     Tektronix derives revenue principally by developing, manufacturing, and selling a broad range of test, measurement and monitoring products in two primary segments that have similar economic characteristics as well as similar customers, production processes, and distribution methods. Accordingly, Tektronix reports as a single segment.

	Fiscal quarter ended
(In thousands)	Sept. 1, 2007	Aug. 26, 2006

Consolidated net sales to external customers by groups of similar products:

Instruments Business	$225,340	$198,212
Communications Business	66,154	69,901

Net sales	$291,494	$268,113

Consolidated net sales to external customers by region:

The Americas:
United States	$125,620	$97,979
Other Americas	9,736	6,430
Europe	66,016	66,078
Pacific	54,069	56,369
Japan	36,053	41,257

Net sales	$291,494	$268,113

21. Product Warranty Accrual
     Tektronix’ product warranty accrual, included in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets (Unaudited), reflects management’s best estimate of probable liability under its product warranties. Management determines the warranty accrual based on historical experience and other currently available evidence.
     Changes in the product warranty accrual were as follows:

	Fiscal quarter ended
(In thousands)	Sept. 1, 2007	Aug. 26, 2006

Balance at beginning of period	$7,243	$5,798
Warranty parts and service provided	(3,401)	(2,608)
Provision for warranty expense	4,254	2,465

Balance at end of period	$8,096	$5,655

22. Income Taxes
     On May 27, 2007, Tektronix adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 addresses accounting for uncertainty in income tax positions and prescribes a minimum recognition threshold. Before a position can be recognized in the financial statements, it must first be determined that the position is more likely than not to be sustained upon examination. The tax benefit for each position that meets this threshold is then measured as the largest amount that is at least 50% likely of being realized when ultimately settled.
     The cumulative effect of adopting FIN No. 48 resulted in a $3.7 million reduction of beginning retained earnings. On May 27, 2007, the reserve for unrecognized tax benefits was $28.5 million. Of the reserve, $27.7 million would have an impact to the income tax rate if recognized. There was no material change to the reserve balance, or the potential impact to the income tax rate, during the fiscal quarter ended September 1, 2007.
     Consistent with prior practices, Tektronix will continue to record the interest and penalties on unrecognized tax benefits as part of the income tax expense during the period incurred. Tektronix had accrued $3.6 million and $3.3 million for interest and penalties on unrecognized tax benefits as of September 1, 2007 and May 27, 2007, respectively.
     Tektronix files income tax returns in jurisdictions of operations, including federal, state, and international jurisdictions. During fiscal year 2007, the Internal Revenue Service concluded their examinations of Tektronix’ fiscal years through 2005. For other significant jurisdictions, tax years that remain open for examination include 2000 to present. Tektronix currently expects approximately $8.1 million of unrecognized tax positions to be resolved within the next twelve months primarily as the result of the conclusion of several of the audits that are currently in process.
23. Supplemental Cash Flow Information

	Fiscal quarter ended
(In thousands)	Sept. 1, 2007	Aug. 26, 2006

Supplemental disclosure of cash flows:

Income taxes paid, net	$8,093	$2,175
Interest paid	174	83

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide investors with an understanding of our operating performance and financial condition. A discussion of our business, including our strategy, products, and competition is included in Part I of Tektronix’ Form 10-K for the fiscal year ended May 26, 2007.
Basis of Presentation
     The financial information presented in this Form 10-Q has been prepared by us without audit and is not necessarily indicative of our future consolidated financial position, results of operations, or cash flows. Our fiscal year is the 52 or 53 week period ending on the last Saturday in May. Fiscal year 2008 will be the 53 weeks ending May 31, 2008. Accordingly, the first quarter of fiscal year 2008 was 14 weeks while the first quarter of fiscal year 2007 was 13 weeks. Unless otherwise stated, all dates and references to years or quarters refer to our fiscal years or fiscal quarters.
Overview
     We are a leading supplier of test, measurement, and monitoring products, solutions, and services to the communications, computer, and semiconductor industries—as well as military/aerospace, consumer electronics, education, and a broad range of other industries worldwide. We enable our customers to design, build, deploy, and manage next-generation global communications networks, computing, and advanced technologies. We derive revenue principally by developing, manufacturing, and selling a broad range of products and related components, support services, and accessories.
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
     The markets that we serve are very diverse and include a cross-section of technology industries. Accordingly, our business is cyclical and tends to correlate to the overall performance of the technology sector. In the fourth quarter of 2005 and into the first quarter of 2006 orders softened in a number of our product areas and in most regions. Toward the end of the first quarter of 2006, our markets began to strengthen and that strengthening continued through the remainder of 2006. Our markets remained stable into the first quarter of 2007, but in the second quarter of 2007 we observed a weakening in the communications market, primarily driven by consolidations of network equipment manufacturers as well as some slowing of capital expenditures by network operators that continued for the remainder of 2007 and into the first quarter of 2008.
     We face significant competition in many of the markets in which we sell our products. We compete on many factors including product performance, technology, product availability, and price. To compete effectively, we must deliver compelling products to the market in a timely manner. Accordingly, we make significant investments into the research and development of new products and the sales channels necessary to deliver products to the market. Even during periods where economic conditions have reduced our revenues, we continued to invest significantly in the development of new products and sales channels. A discussion of our products and competitors is included in Part I of Tektronix’ Form 10-K for the year ended May 26, 2007.
Acquisitions
     On November 27, 2006, we acquired Minacom, a leading provider of active probe test solutions used by telecommunications carriers, cable multi-system operators, wireless, and voice over internet protocol providers worldwide. The purchase price was approximately $27.3 million plus assumed liabilities of $1.2 million.
     On November 8, 2005, we acquired Vqual Ltd., a leading provider of software tools for analysis, test, and optimization of compressed digital media, based in Bristol, England. This acquisition enables us to offer our customers a complete suite of in-house compressed video analysis products. The purchase price was approximately $7.4 million and is subject to upward adjustment based on achievement of predetermined sales levels.
     On June 13, 2005, we acquired TDA Systems, a small supplier of time domain software tools for high speed serial data customers. The purchase price was approximately $4.6 million, including $2.1 million in shares of our common stock and $2.0 million in cash.
     On September 30, 2004, we acquired Inet Technologies, Inc., a company that engaged primarily in network monitoring. The acquisition of Inet further expanded our network management and diagnostics product offerings. The purchase price was approximately $543.6 million. The purchase price allocation is subject to further changes primarily related to resolution of tax contingencies associated with ongoing tax audits for pre-acquisition periods. See Note 6 “Acquisitions” of the Notes to the Consolidated Financial Statements in Item 8 Financial Statements and Supplementary Data in Part II of Tektronix’ Form 10-K for the year ended May 26, 2007 for additional information.
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
     During the second quarter of 2007, we observed a weakening in the communications market, primarily driven by consolidations of network equipment manufacturers as well as some slowing of capital expenditures by network operators. As a result, we began to take actions in response to the change in market conditions in order to appropriately align our cost structure to achieve business model goals. Tektronix began to incur some business realignment costs in the fourth quarter of 2007 that continued in the first quarter of 2008.
     Business realignment costs of $1.1 million in the first quarter of 2008 primarily included severance and related costs. We expect to realize future annual salary cost savings from actions taken in the first quarter of 2008. At September 1, 2007, liabilities of $5.1 million remained for employee severance and related benefits of 68 employees. See Note 7 “Business Realignment Costs” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for additional information.

Critical Accounting Estimates
     We have identified the “critical accounting estimates” that are most important to our portrayal of the financial condition and operating results and require difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Significant estimates underlying the accompanying consolidated financial statements and the reported amount of net sales and expenses are included in share-based compensation, revenue recognition, contingencies, goodwill and intangible asset valuation, pension plan assumptions, the valuation of deferred income taxes, and the recognition of tax benefits. See “Critical Accounting Estimates” in Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended May 26, 2007.
     During the current quarter, there have been no significant changes to our critical accounting estimates other than the adoption of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48.
     Income Taxes
     On May 27, 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” It prescribes a minimum recognition threshold and measurement attribute, requiring complex estimates and judgments, before an income tax benefit can be recognized in the financial statements. Each position is evaluated to determine if it is more likely than not to be sustained upon examination. Tax benefits related to these positions that meet this threshold are then measured as the largest amount that is at least 50% likely of being realized when ultimately settled.
     The facts and circumstances surrounding uncertain tax positions are regularly reviewed and changes to these facts and circumstances could result in a material increase or decrease to Income tax expense in the period of the change. Uncertain tax positions will ultimately be resolved when events such as the completion of audits by the taxing jurisdictions occur. To the extent the audits or other events result in a material adjustment to the accrued estimates, the effect would be recognized in Income tax expense on the Condensed Consolidated Statements of Operations (Unaudited) in the period of the event. See Note 22 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for additional information.

RESULTS OF OPERATIONS

	Fiscal quarter ended
	Sept. 1,	Aug. 26,	%
(In thousands, except per share amounts)	2007	2006	Change

Orders	$241,809	$255,399	(5)%

Net sales	291,494	268,113	9%
Cost of sales	124,559	104,763	19%

Gross profit	166,935	163,350	2%

Gross margin	57.3%	60.9%

Research and development expenses	49,163	50,869	(3)%
Selling, general and administrative expenses	86,518	79,873	8%
Business realignment costs	1,057	2,596	(59)%
Acquisition related costs and amortization	1,720	1,471	17%
Loss on disposition of assets, net	3	554	(99)%

Operating income	28,474	27,987	2%
Interest income	5,533	4,670	18%
Interest expense	(1,415)	(99)	>100%
Other non-operating expense, net	(1,102)	(1,011)	9%

Earnings before taxes	31,490	31,547	0%
Income tax expense	11,434	11,434	0%

Net earnings from continuing operations	20,056	20,113	0%
Gain from discontinued operations, net of income taxes	20	7	>100%

Net earnings	$20,076	$20,120	0%

Earnings per share:
Continuing operations – basic	$0.27	$0.25	8%
Continuing operations – diluted	$0.26	$0.24	8%

Net earnings – basic	$0.27	$0.25	8%
Net earnings – diluted	$0.26	$0.24	8%

First Quarter of 2008 Compared to the First Quarter of 2007
     Executive Summary
     Orders in the first quarter of 2008 decreased 5% year over year, largely due to a change in order booking policy in Japan and some market uncertainty in that region. We also continued to see softness in some areas of the communications market related to the ongoing impact of network equipment manufacturer consolidations and slower operator spending, resulting in a decline in orders for network diagnostics products. These declines were partially offset by increased demand for new products in the Instruments Business and an increase in orders for network management solutions. Although orders declined in the current quarter, sales increased 9% compared to the same quarter in the prior year due to a reduction of backlog. Earnings were flat compared to the first quarter of the prior year.
     Orders
     The following table presents orders for Instruments Business and Communications Business:

	Fiscal quarter ended
	Sept. 1,	Aug. 26,	%
(In thousands)	2007	2006	Change

Instruments Business	$184,840	$198,279	(7)%
Communications Business	56,969	57,120	0%

Total orders	$241,809	$255,399	(5)%

     Instruments Business
     Orders for Instruments Business products consist of cancelable customer commitments to purchase currently produced products with delivery scheduled generally within six months of being recorded. Instruments Business orders decreased in the first quarter of 2008 by $13.4 million compared to the same quarter in the prior year. The decline in Instruments Business was largely driven by a change in our order booking policy in Japan as well as some market uncertainty in that region. In addition, the timing of large orders negatively impacted the first quarter of this year relative to the same time period last year. These declines were partially offset by growth in demand for new products.
     Communications Business
     Orders for Communications Business products consist of cancelable customer commitments to purchase network management and diagnostic solutions with delivery scheduled generally within six months of being recorded. Large network management orders typically involve multiple deliverables which may be delivered over a period longer than six months.
     Communications Business orders include service and maintenance renewal orders. The majority of our network management service renewals have contract periods of one year. Revenue for these orders is recognized ratably over the contract period. Any unrecognized portion of these orders is included as a component of order backlog. The unrecognized portion of service contracts that have been billed is included in Deferred revenue on the Condensed Consolidated Balance Sheets (Unaudited).
     In the first quarter of 2008, Communications Business orders were flat compared to the same quarter last year. Strong orders growth in network management products was offset by a decline in orders for network diagnostics products compared to the first quarter of last year. The decline in network diagnostics products was related to the ongoing impact of network equipment manufacturer consolidations and slower operator spending. The growth in network management was driven by strength in demand for solutions to monitor next generation mobile and fixed networks.

     Orders by Region
     The following table presents total orders by region:

	Fiscal quarter ended
	Sept. 1,	Aug. 26,	%
(In thousands)	2007	2006	Change

United States	$99,723	$96,194	4%
International	142,086	159,205	(11)%

Total orders	$241,809	$255,399	(5)%

     For the first quarter of 2008, orders in the United States increased 4% while International orders decreased 11% compared to the same quarter last year. In the United States, growth was driven by demand for recently introduced new products and improvement in orders for network management solutions, partially offset by the timing of some large orders, the impact of network equipment manufacturer consolidations, and slower operator spending. The decline in International orders in the first quarter of this year compared to the same quarter last year was primarily due to the impact of a change in order booking policy in Japan as well as market uncertainty in that region. In addition, orders for network diagnostics products declined as a result of network equipment manufacturer consolidations and slower operator spending. The change in the value of the U.S. Dollar relative to other currencies resulted in a $2.1 million increase in orders for the first quarter of 2008.
     Net Sales
     Changes in net sales are impacted by changes in orders and changes in backlog levels, as well as currency fluctuations and other items that affect the timing of revenue recognition, especially revenue associated with our network management products. For more information on revenue recognition, refer to the discussion in “Critical Accounting Estimates” in Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended May 26, 2007.
     Consolidated net sales of $291.5 million in the first quarter of 2008 increased by $23.4 million or 9% compared to the same quarter in the prior year. The increase in sales was driven by a reduction of backlog in the first quarter of the current year primarily due to the shipment of a significant portion of the large digital design order from the prior year, partially offset by the decline in orders in the current quarter.
     Instruments Business net sales of $225.3 million in the first quarter of 2008 increased $27.1 million or 14% compared to the same quarter in the prior year. Communications Business net sales of $66.2 million in the first quarter of 2008 decreased $3.7 million or 5% compared to the same quarter in the prior year.
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
     Gross Profit and Gross Margin
     Gross profit for the first quarter of 2008 was $166.9 million, an increase of $3.5 million or 2%, from gross profit of $163.4 million for the same quarter last year.
     Gross margin is the measure of gross profit as a percentage of net sales. Gross margin is affected by a variety of factors including, among other items, sales volumes, mix of product shipments, product pricing, inventory impairments, and other costs such as warranty repair and sustaining engineering. Gross margin for the first quarter of 2008 was 57.3%, a decrease of 3.6 points from the 60.9% gross margin in the same quarter last year.
     The increase in gross profit was driven by the increase in sales, partially offset by the decrease in gross margin. The decrease in gross margin in the current quarter relative to the same period last year was largely due to an unfavorable mix of shipments, higher warranty and sustaining expenses related to new products, and the timing of some expenses between quarters. The mix of shipments was unfavorable in the current quarter primarily because net sales included more of the lower margin network management initial installation revenue compared to the first quarter last year which included more of the higher margin network management expansion revenue and network diagnostics products revenue.
     Operating Expenses
     Operating expenses include research and development expenses; selling, general and administrative expenses; business realignment costs; acquisition related costs and amortization; and net gains or losses from the disposition of fixed assets. Each of these categories of operating expenses is discussed further below. A portion of our expenses will increase as a result of inflation and annual labor-related cost increases. Accordingly, as we make cost reductions in response to changes in business levels or other specific business events, these reductions can be partially or wholly offset by these increases to the fixed cost structure. Additionally, we must continue to invest in the development of new products and the infrastructure to market and sell those products even during periods where operating results reflect only nominal growth, are flat, or declining.
     Research and development (“R&D”) expenses are incurred for the design and testing of new products, technologies and processes, including pre-production prototypes, models, and tools. Such costs include labor and employee benefits, contract services, materials, equipment, and facilities. R&D expenses decreased $1.7 million, or 3%, during the first quarter of 2008 compared to the same quarter last year. The decrease mostly reflects lower costs related to new product introductions as well as cost management actions, only partially offset by higher headcount, salary increases, higher share-based compensation expense, and the impact of an extra week in the quarter.
     We continuously invest in the development of new products and technologies, and the timing of these costs varies depending on the stage of the development process. At times, we may focus certain engineering resources on the maintenance of the current product portfolio (sustaining engineering), which is expensed in Cost of goods sold on the Condensed Consolidated Statements of Operations (Unaudited). Our use of engineering resources between R&D and sustaining engineering can fluctuate. Additionally, expenses for materials and prototypes can fluctuate as a result of the varying stages of product development.
     Selling, general and administrative (“SG&A”) expenses increased $6.6 million, or 8% in the current quarter compared to the same quarter last year. The increase was largely due to salary increases, an extra week of expense in the current quarter, and higher share-based compensation expense compared to the same quarter last year.
     Acquisition related costs and amortization are incurred as a direct result of the integration of significant acquisitions. The acquisition related costs of $1.7 million for the first quarter of 2008 primarily related to the non-cash amortization of a portion of acquired intangible assets.
     During the first quarter of 2008, we incurred business realignment costs of $1.1 million for actions taken to manage our cost structure in response to the weakening in communications markets that we observed beginning in the second quarter of last year. See the “Business Realignment Costs” section above in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.
     Non-Operating Income / Expense
     Interest income during the first quarter of 2008 increased $0.9 million from the same quarter last year. The increase in interest income was due to a higher average balance of cash and investments partially offset by a slightly lower yield.
     Interest expense during the first quarter of 2008 was $1.4 million, an increase of $1.3 million from the same quarter last year, primarily due to the issuance of $345.0 million principal amount of convertible notes due on July 15, 2012. The convertible notes pay interest at a rate of 1.625% per annum. Interest will be paid semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2008.
     Other non-operating expense, net did not change significantly compared to the same quarter last year.

     Income Taxes
     Income tax expense for the first quarter of 2008 was $11.4 million, resulting in an effective tax rate of 36.3% compared to 36.2% in the first quarter of the prior year. Income tax expense for the first quarter of 2008 included a revaluation of certain deferred tax assets due to the change in the statutory tax rate in Germany.
     Net Earnings
     For the first quarter of 2008, we recognized consolidated net earnings of $20.1 million, the same as the first quarter last year. Higher gross profit and interest income were offset by increased operating expenses and higher interest expense.
     Earnings Per Share
     Earnings per share increased 8% from $0.24 per share in the first quarter of last year to $0.26 per share in the current year. The increase in earnings per share was driven by lower average shares outstanding in the current year quarter compared to average shares outstanding in the same period in the prior year.
Financial Condition, Liquidity and Capital Resources
Sources and Uses of Cash
     Cash Flows. The following table is a summary of our Condensed Consolidated Statements of Cash Flows (Unaudited):

(In thousands)	Sept. 1, 2007	Aug. 26, 2006

Cash provided by (used in):
Operating activities	$45,765	$38,617
Investing activities	137,208	(13,960)
Financing activities	174,288	(40,110)
     Operating Activities. Cash provided by operating activities was $45.8 million for the first quarter of 2008 as compared to cash provided by operating activities of $38.6 million for the first quarter of 2007. Cash provided by operating activities is net earnings adjusted for certain non-cash items and changes in assets and liabilities.
     During the first quarter of 2008, operating cash flows resulted primarily from the net income generated during the period, decreases in accounts receivable, inventories, other current assets and other long-term assets and liabilities, net, and the positive impact of non-cash items reflected in net income such as amortization of acquisition related intangible assets, depreciation and amortization expense, and share-based compensation expense. The positive cash flows described above were partially offset by decreases in accounts payable and accrued liabilities and accrued compensation. See the working capital section below for more information about the significant changes in certain balance sheet line items.
     During the first quarter of 2007, operating cash flows resulted primarily from the net income generated during the period, increases in accounts payable and accrued liabilities as well as deferred revenue, and the positive impact of non-cash items reflected in net income such as amortization of acquisition related intangible assets, depreciation and amortization expense, and share-based compensation expense. The positive cash flows described above were partially offset by increases in inventories, and decreases in accrued compensation resulting from payment of prior year incentive accruals.
     Other adjustments to reconcile net earnings to net cash provided by operating activities are presented on the Condensed Consolidated Statements of Cash Flows (Unaudited).
     Investing Activities. Net cash provided by investing activities was $137.2 million for the first quarter of 2008 as compared to cash used in investing activities of $14.0 million for the first quarter of 2007. Cash flows from our investing activities were the result of purchases and sales of marketable investments, and acquisition of property, plant and equipment.
     For the first quarter of 2008, cash flows from investing activities were primarily from proceeds received from the sale of marketable investments. For the first quarter of 2007, net cash used for the purchases and sales of marketable investments was $7.9 million. Cash outflows for the acquisition of property, plant and equipment for the first quarters of 2008 and 2007 were $4.7 million and $6.1 million, respectively.
     Financing Activities. Cash provided by financing activities was $174.3 million for the first quarter of 2008 as compared to cash used in financing activities of $40.1 million for the first quarter of 2007. Cash flows from our financing activities in the first quarter of 2008 were primarily from transactions related to the issuance of convertible notes, issuance of warrants, and proceeds from employee stock plans, partially offset by the purchase of convertible note hedges, repurchases of Tektronix common stock, and dividend payments. Cash flows from our financing activities in the first quarter of 2007 were primarily the result of repurchases of Tektronix common stock and dividend payments, partially offset by proceeds from employee stock plans.
     In the first quarter of 2008, we issued $345.0 million of convertible notes. Concurrent with this issuance, we purchased $74.5 million of convertible note hedges. In addition, we sold warrants for $44.0 million in separate transactions. See Note 15 “Convertible Notes” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for additional information.
     For the first quarters of 2008 and 2007, cash used for the repurchase of Tektronix common stock was $164.0 million and $39.7 million, respectively. For the first quarter of the current year, 4.8 million shares of Tektronix common stock were repurchased at an average price of $34.01 per share. In the first quarter of 2007, 1.4 million shares of common stock were repurchased at an average price of $28.44 per share.
     The above noted repurchases of our common stock have been made under authorizations totaling $1.6 billion approved by the Board of Directors since the beginning of the share repurchase program. The authority to purchase common stock on the open market or through negotiated transactions included the authorization of $550.0 million in 2000, $400.0 million in 2005, $300.0 million in 2007, and $350.0 million in the first quarter of 2008. As of September 1, 2007, our cumulative repurchases totaled $1.1 billion for 41.3 million shares at an average price of $25.99 per share. The reacquired shares were immediately retired, in accordance with Oregon corporate law. As of September 1, 2007, $526.9 million remained open under these authorizations.
     Proceeds from employee stock plans were $33.3 million and $4.5 million for the first quarters of 2008 and 2007, respectively.
     Dividend payments were $4.5 million and $5.0 million for the first quarters of 2008 and 2007, respectively.
     Subsequent to the first quarter of 2008, on September 20, 2007, we declared a quarterly cash dividend of $0.06 per share for the second quarter of 2008. The dividend is payable on October 29, 2007 to shareholders of record at the close of business on October 5, 2007. We may or may not pay dividends in the future and, if dividends are paid, we may pay more or less than $0.06 per share per quarter.
     At September 1, 2007, we maintained unsecured bank credit facilities totaling $76.4 million, of which $72.5 million was unused. These facilities do not have an expiration date or a fixed interest rate. In addition, no covenants are required by the banks.
Contractual Obligations
     There have been no material changes in contractual obligations outside the ordinary course of business during the first quarter of 2008 other than the convertible debt issuance and the adoption of FIN No. 48. See “Contractual Obligations” in Part II Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K for the year ended May 26, 2007 for further information.
     In June 2007, we issued $345.0 million principal amount of convertible notes due on July 15, 2012. The primary use of the proceeds will be for additional repurchases under our share repurchase program and for other corporate purposes. The convertible notes pay interest at a rate of 1.625% per annum. Interest will be paid semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2008. See Note 15 “Convertible Notes” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for additional information.

     On May 27, 2007, we adopted FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” As of September 1, 2007, the reserve for unrecognized tax benefits was $28.4 million, of which approximately $8.1 million is expected to be resolved within the next twelve months. Due to uncertainty in the timing of tax audits, it is not possible to reasonably estimate when the remaining positions will be settled. See Note 22 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for additional information.
Working Capital
     The following table summarizes working capital:

(In thousands)	Sept. 1, 2007	May 26, 2007

Current assets:
Cash and cash equivalents	$453,986	$95,887
Short-term marketable investments	26,903	87,873
Trade accounts receivable, net of allowance for doubtful accounts of $3,243 and $3,380, respectively	156,261	188,070
Inventories	166,716	176,267
Other current assets	69,011	71,743

Total current assets	872,877	619,840

Current liabilities:
Accounts payable and accrued liabilities	91,960	134,349
Accrued compensation	61,560	75,761
Deferred revenue	88,203	89,340

Total current liabilities	241,723	299,450

Working capital	$631,154	$320,390

     Working capital increased in the first quarter of 2008 by $310.8 million. Current assets increased in the current quarter by $253.0 million, primarily from an increase in cash and cash equivalents of $358.1 million. Cash and cash equivalents increased primarily from the proceeds received from issuance of convertible notes, proceeds from sales of marketable investments, and operating cash flows, offset by repurchases of Tektronix common stock. We plan to continue using the proceeds from the convertible notes for additional share repurchases and for other corporate purposes. Accounts receivable decreased $31.8 million in the first quarter of 2008 as compared to the fourth quarter of 2007 primarily reflecting lower sales levels and improved collections performance in the current quarter. Inventories decreased $9.6 million in the current quarter, as a result of initiatives to implement replenishment programs to reduce inventory on hand, the introduction of Lean Cell manufacturing, reduction in the number of product platforms necessary for building our products, and increased shipments in our Communications Business.
     Current liabilities decreased $57.7 million, primarily from a decrease of $42.4 million in accounts payable and accrued liabilities. Accounts payable and accrued liabilities decreased for several reasons, particularly, a decrease of $12.2 million in accounts payable as a result of lower inventory purchase requirements; a $9.1 million reduction of a line of credit in Japan; and a decrease of $15.8 million in current income taxes payable due to tax payments made and the reclassification of certain items to long-term income taxes payable from the adoption of FIN No. 48. Accrued compensation decreased $14.2 million, largely related to the payment of annual incentive compensation and commissions for the prior year partially offset by similar accruals for the first quarter of 2008.
     Significant changes in cash and cash equivalents and marketable investments are discussed in the Sources and Uses of Cash section above. Cash on hand, cash flows from operating activities and current borrowing capacity are expected to be sufficient to fund operations, acquisitions, capital expenditures, and contractual obligations through 2008.

Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. We adopted FIN No. 48 beginning with the first quarter of fiscal year 2008. See Note 22 “Income Taxes” of the Notes to Condensed Consolidated Financial Statements (Unaudited) included in Item 1 Financial Statements in Part I of this Form 10-Q for additional information.
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
  Interest Rate Risk
     Tektronix maintains a short-term and long-term investment portfolio which may consist of asset backed securities, corporate notes and bonds, fixed rate commercial paper, mortgage backed securities, and U.S. Treasury and Agency notes. The weighted average maturity of the portfolio, excluding mortgage backed securities, is two years or less. Mortgage backed securities have a weighted average life of less than seven years and are managed consistent with the Lehman Mortgage Index. An increase in interest rates of similar instruments would decrease the value of certain of these investments. A 10% rise in interest rates as of September 1, 2007 would reduce the market value by $0.5 million, which would be reflected in Accumulated other comprehensive loss on the Condensed Consolidated Balance Sheets (Unaudited) until sold.
  Foreign Currency Exchange Rate Risk
     Tektronix is exposed to foreign currency exchange rate risk primarily through commitments denominated in foreign currencies. Tektronix utilizes derivative financial instruments, primarily forward foreign currency exchange contracts, generally with maturities of one to three months, to mitigate this risk where natural hedging strategies cannot be employed. Tektronix’ policy is to only enter into derivative transactions when Tektronix has an identifiable exposure to risk, thus not creating additional foreign currency exchange rate risk.  At September 1, 2007, a 10% adverse movement in exchange rates would result in a $2.7 million loss on British Pound, Canadian Dollar, Euro, and Japanese Yen forward contracts with a notional amount of $27.1 million.

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
     We sell our products to customers that participate in rapidly changing high technology markets, which are characterized by short product life cycles. Our ability to deliver a timely flow of competitive new products and market acceptance of those products, as well as the ability to increase production or to develop and maintain effective sales channels, is essential to growing the business. Because we sell test, measurement and monitoring products that enable our customers to develop new technologies, we must accurately anticipate the evolving needs of those customers and timely deliver appropriate products and technologies at competitive prices to meet customer demands. Our ability to deliver those products could be affected by engineering or other development program delays as well as the availability of parts and supplies from third-party providers on a timely basis and at reasonable prices. In addition, we face risks associated with designing products and obtaining components that are compliant with the “Restriction of Hazardous Substances” worldwide regulatory provisions, which include removing lead from current and future product designs. We also expect spending for traditional networks to continue to decrease, which requires that we continue to develop products and applications for networks based on emerging next-generation wireless and packet-based technologies and standards. We may not successfully develop or acquire additional competitive products for these emerging technologies and standards. Failure to timely develop or acquire competitive and reasonably priced products that are compliant with evolving regulatory standards could have an adverse effect on our results of operations, financial condition, or cash flows.
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
     We depend on our information technology systems for the development, manufacture, distribution, marketing, sales, and support of our products and services. Any failure in those systems may adversely affect our operating results. In addition, because the majority of our products are distributed from a limited number of locations, failure of information technology systems or any other disruption affecting those product locations could have a material adverse impact on our ability to deliver product and on our operating results.
Cancellations, changes, or delays in the implementation or customer acceptance of our products could harm our financial results.
     Large orders, particularly for network management, typically involve multiple deliverables which may be delivered over an extended period of time greater than the usual six months for our other products. Additionally, revenue from a significant portion of our network management solution products is typically recognized upon the completion of system installation or customer acceptance. As a result, the timing of revenue recognition related to these contracts can impact the sales growth rate in the Communications Business in any single quarter. Also, delays caused by us or our customers in the commencement or completion of scheduled product installations and acceptance testing may occur from time to time; these types of delays as well as, cancellations, changes, or delays in the implementation or customer acceptance of our products, including but not limited to network management, could harm our financial results.
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
     We maintain operations and conduct business in four major geographies: the Americas, Europe, the Pacific, and Japan. Some of our manufacturing operations and key suppliers are located in foreign countries, including China, where we expect to further expand our operations. As a result, our business is subject to the worldwide economic and market condition risks generally associated with doing business globally, such as fluctuating exchange rates; the stability of international monetary conditions; tariff and trade policies; export license requirements and technology export restrictions; import regulations; domestic and foreign tax policies; foreign governmental regulations; political unrest, wars and acts of terrorism; epidemic disease and other health concerns; and changes in other economic and political conditions. These factors, among others, could restrict or adversely affect our ability to sell in global markets, as well as our ability to manufacture products or procure supplies, and could subject us to additional costs. In addition, a significant downturn in the global economy or in a particular region could adversely affect our results of operations, financial condition, or cash flows.
Failure to maintain and protect our intellectual property and the intellectual property licensed from others could adversely affect our results of operations, financial condition, and cash flows.
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
We face other risk factors.
     Our business could be impacted by macroeconomic factors. The recent volatility in energy prices and interest rates could have a negative impact on the economy overall and could adversely affect our results of operations, financial condition, or cash flows.
     Other risk factors include but are not limited to changes in the mix of products sold, regulatory and tax legislation, changes in effective tax rates, results of tax audits, inventory risks due to changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, including potential product safety claims and any resulting recall of products, credit risk of customers and the fact that a substantial portion of our sales during a quarter are generated from orders received during that quarter. If any of these risks occur, they could adversely affect our results of operations, financial condition, or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Purchases of Tektronix common stock during the first quarter ended September 1, 2007 were as follows:

				Cumulative
				Number
				of Shares	Maximum Dollar
	Total	Average		Purchased as	Value of Shares
	Number	Price	Total	Part of Publicly	that May
	of Shares	Paid Per	Amount	Announced Plans	Yet Be
Fiscal Period	Purchased	Share	Paid	or Programs	Purchased

May 27, 2007 to June 23, 2007	353,900	$30.65	$10,848,690	36,824,179	$680,017,458
June 24, 2007 to July 28, 2007	3,731,200	34.59	129,060,450	40,555,379	550,957,008
July 29, 2007 to September 1, 2007	737,800	32.67	24,106,319	41,293,179	$526,850,689

Total	4,822,900	$34.01	$164,015,459

     Repurchases of Tektronix common stock have been made under authorizations totaling $1.6 billion approved by the Board of Directors. The authority to purchase common stock on the open market or through negotiated transactions included the authorization of $550.0 million in 2000, $400.0 million in 2005, $300.0 million in 2007, and $350.0 million in the first quarter of 2008. The reacquired shares were immediately retired, in accordance with Oregon corporate law.
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

Item 4. Submission of Matters to a Vote of Security Holders.
     Tektronix’ annual meeting of shareholders was held on September 27, 2007, at which the following matters were voted upon. Voting results are as follows:
     The following directors were elected to the board of directors to hold such position until the next meeting of shareholders.

	For	Withheld
Pauline Lo Alker	67,614,862	739,720
A. Gary Ames	67,629,182	725,400
Gerry B. Cameron	67,731,410	623,172
David N. Campbell	67,744,199	610,383
Frank C. Gill	67,766,198	588,384
Kaj Juul-Pedersen	67,716,834	637,748
Robin L. Washington	67,736,898	617,684
Richard H. Wills	67,620,316	734,266
Cyril J. Yansouni	67,751,530	603,052
     The shareholders ratified the appointment of Deloitte & Touche LLP as our auditors.

For	Against	Abstain
67,678,253	241,936	434,393
Item 6. Exhibits.

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 10, 2007	TEKTRONIX, INC.

	By	/s/ COLIN L. SLADE

Colin L. Slade
Senior Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibits No.	Exhibit Description

(31.1)	302 Certification, Chief Executive Officer.

(31.2)	302 Certification, Chief Financial Officer.

(32.1)	906 Certification, Chief Executive Officer.

(32.2)	906 Certification, Chief Financial Officer.